Form 10-K
period 2005-12-31
SPARK NETWORKS PLC
filed 2006-03-13
CIK 1314475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 000-51195
SPARK NETWORKS PLC
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND AND WALES	98-0200628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8383 Wilshire Boulevard, Suite 800, Beverly Hills,
California	90211
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 836-3000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value £0.01 per share	American Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐                                          Accelerated filer ☐                                         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $74,607,102 based on the closing sale price of the ordinary shares in the form of Global Depositary Shares as reported on the Frankfurt Stock Exchange. The registrant’s American Depositary Shares were approved for listing on the American Stock Exchange in February 2006. Ordinary shares held by each officer and director and by each person who owns 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The registrant had 30,247,996 outstanding ordinary shares, par value £0.01 per share, as of February 1, 2006.
     No documents are incorporated herein by reference.

SPARK NETWORKS, PLC
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005
Spark Networks and Spark Networks logos are trademarks and/or registered trademarks of Spark Networks plc.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” section and elsewhere in this Form 10-K, regarding, among other things:
•	our significant historical operating losses and uncertainties relating to our ability to generate positive cash flow and operating profits in the future;

•	difficulty in evaluating our future prospects based on our limited operating history and relatively new business model;

•	our ability to attract members, convert members into paying subscribers and retain our paying subscribers,

•	the highly competitive nature of our business;

•	our ability to keep pace with rapid technological change;

•	the strength of our existing brands and our ability to maintain and enhance those brands;

•	our ability to effectively manage our growth;

•	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;

•	risks related to our recent accounting restatements;

•	uncertainties relating to potential acquisitions of companies;

•	the volatility of the price of our equity securities;

•	the strain on our resources and management team of being a public company in the United States;

•	the ability of our principal shareholders to exercise significant influence over our company; and

•	other factors referenced in this annual report on Form 10-K and other reports.
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.
You should read this annual report on Form 10-K, and the documents that we reference in this Form 10-K and have filed as exhibits with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
ADDITIONAL INFORMATION
We are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s Web site at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E. Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Our SEC filings are also available at the office of the American Stock Exchange. For further information on obtaining copies of our public filings at the American Stock Exchange, you should call (212) 306-1000.
We maintain a corporate Web site at www.spark.net. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the SEC free of charge at our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our Web address is provided for informational purposes only and does not constitute incorporation by reference of the information contained at this Web site.

PART I
ITEM 1. BUSINESS
Our Business
We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online and participate in a community, become friends, date, form a long-term relationship or marry. We provide this opportunity through the many features on our Web sites, such as detailed profiles, onsite email centers, real-time chat rooms and instant messaging services. In 2005, Spark Networks averaged approximately 3.3 million monthly unique visitors to our Web sites in the United States, according to comScore Media Metrix, which ranked us as the third largest provider of online personals services in the United States. comScore Media Metrix defines ‘‘total unique visitors’’ as the estimated number of different individuals that visited any content of a Web site, a category, a channel, or an application during the reporting period. The number of ‘‘total unique visitors’’ to our Web sites as measured by comScore Media Metrix does not correspond to the number of members we have in any given period. Currently, our key Web sites are JDate.com and AmericanSingles.com. We operate several international Web sites and maintain operations in both the United States and Israel. Information regarding the geographical source of our revenues can be found in Note 12 to our Consolidated Financial Statements included in this annual report. Membership on our sites is free and allows a registered user to post a personal profile and to access our searchable database of member profiles. The ability to initiate most communication with other members requires the payment of a monthly subscription fee, which represents our primary source of revenue. We also offer discounted subscription rates for members who subscribe for longer periods, ranging from three to twelve months. Following their initial terms, subscriptions on our Web sites renew automatically for subsequent one-month periods until paying subscribers terminate them.
For the year ended December 31, 2005, we had approximately 220,000 average paying subscribers, representing a decrease of 2.7% from 2004. Our JDate and AmericanSingles segments had approximately 70,500 and 105,300 average paying subscribers for the year ended December 31, 2005, an increase of 1% and a decrease of 20.5%, respectively, compared to 2004.
Our Industry
We believe that online personals fulfill significant needs for single adults who are looking to meet a companion or date. Traditional methods such as printed personals advertisements, offline dating services and public gathering places often do not meet the needs of time-constrained single people. Printed personals advertisements offer individuals limited personal information and interaction before meeting. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and social venues provide a limited ability to learn about others prior to an in-person meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions. With features such as detailed personal profiles, email and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in a safe and secure online setting.
Our Competitive Strengths
•	Strength of JDate Brand. We believe that JDate’s strong brand recognition in the Jewish community is a valuable asset. An analysis of comScore Media Metrix data, for the twelve months ended December 31, 2005, reveals that JDate.com experienced more average daily visitors and more page views than any other religious online personals service, and that JDate.com is the most popular religion-focused online personals service in the United States. We believe the strength of the JDate brand will continue to allow us to market to the Jewish community profitably while maintaining a high penetration rate. Because of the strength of the JDate brand, we are not required to spend as much on marketing to drive a member to JDate as we are our other Web sites, and as is typical of other Web sites in the industry.

•	Web Site Functionality. We continually evaluate the functionality of our Web sites to improve our members’ online personals experience. Many of the features that we offer, such as onsite email, real-time chat rooms and instant messaging, increase the probability of communication between our members, which we believe increases the number and percentage of members who become paying subscribers. We believe those types of functionality drives return visits to our Web sites and help us retain paying subscribers who might otherwise consider switching to our competitors’ Web sites.

•	Customer Service Focus. We believe that our customer service focus offers us a competitive advantage and differentiates us from our major competitors. Our multi-lingual call center is staffed 24 hours a day, 7 days a week with customer service representatives. These representatives help members with a range of assistance, such as matters relating to completing personal profiles and choosing photos for their profiles, and answering questions about billing and technical issues. We believe that the quality of our customer service increases member satisfaction which, in turn, also increases the number and percentage of members that become and remain paying subscribers.
Our Online Personals Services
Our online personals services offer single adults convenient and secure settings for meeting other singles. Visitors to our Web sites are encouraged to become registered members by posting profiles. Posting a profile is a process where visitors are asked various questions about themselves, including information such as their tastes in food, hobbies and desired attributes of potential partners. Members are also urged to post photos, since this is likely to improve their chances of making successful contact with other members. Members can perform detailed searches of other profiles and save their preferences, and their profiles can be viewed by other members. In most cases, in order for a member to initiate email and instant message communication with others, that member must purchase a subscription. A subscription affords access to the paying subscribers’ on-site email and instant messaging systems, enabling such subscribers to communicate with other members and paying subscribers. Our subscription fees are charged on a monthly basis, with discounts for longer-term subscriptions ranging from three to twelve months.
Our Web Sites. We believe we are a unique company in the online personals industry because, in addition to servicing mass markets, we also operate Web sites targeted at selected vertical affinity markets. We currently offer Web sites in English and Hebrew. Our key Web sites are as follows:
•	JDate.com. JDate was our first Web site and is dedicated to the Jewish community and culture, and those who are seeking to be part of it. An analysis of comScore Media Metrix data for the twelve months ended December 31, 2005, revealed that JDate.com experienced more average daily visitors and more page views than any other religious online personals service, and that JDate.com is the most popular religion-focused online personals service in the United States. JDate members are primarily concentrated in the New York, Los Angeles, Miami and Chicago metropolitan areas. The current fee for a one-month subscription on JDate is $34.95.

•	AmericanSingles.com. AmericanSingles is our mainstream U.S. online personals community, targeted at an audience of singles between the ages of 25 and 49. The Web site caters to singles of all races, ethnicities and interests. AmericanSingles members are primarily concentrated in major metropolitan areas across the United States. The current fee for a one-month subscription on AmericanSingles is $29.99.

•	Other Web sites.

Web site	Target Markets
AdventistSinglesConnection.com*	Adventist singles
AsianSinglesConnection.com*	Asian singles
BBWPersonalsPlus.com*	Big beautiful women, big handsome men and their admirers
BlackSinglesConnection.com*	African American singles
CanadianPersonals.net*	Canadian singles
CatholicMingle.com*	Catholic singles
ChristianMingle.com*	Christian singles

Web site	Target Markets
CollegeLuv.com	College singles
Cupid.co.il	Jewish singles (Israel only)
Date.ca	Canadian singles
DeafSinglesConnection.com*	Deaf singles
GreekSinglesConnection.com*	Greek singles
IndianMatrimonialNetwork.com*	Indian singles
InterracialSingles.net*	Interracial singles
ItalianSinglesConnection.com*	Italian singles
JDate.co.il	Jewish singles (Israel only)
JewishMingle.com*	Jewish singles
LatinSinglesConnection.com*	Hispanic/Latin singles
LDSMingle.com*	Mormon singles
Date.co.uk	UK singles
MilitarySinglesConnection.com*	Military singles
PrimeSingles.net*	Mature singles
SingleParentsMingle.com*	Single parents
UKSinglesConnection.com*	UK singles

*Acquired through our acquisition of MingleMatch, Inc.
Web Site Features. We strive to offer traditional as well as new and different ways for our members to communicate. Examples of ways our members and paying subscribers can communicate include:
•	On-site Email. We provide all paying subscribers with private message centers, dedicated to communications with other paying subscribers. These personal on-site email boxes offer features such as customizable folders for storing correspondence, the ability to know when sent messages were read, as well as block and ignore functions, which afford paying subscribers the ability to control future messages from specific paying subscribers.

•	Hot Lists and Favorites. Among the most popular features on our Web sites, ‘‘Hot Lists’’ enable paying subscribers to see who’s interested in them and to save those favorite members that they are interested in. Lists include (1) who has viewed your profile, (2) your favorites and (3) who has emailed you. Paying subscribers can group their favorites into customized folders and add their own notes, including details included in a member’s profile.

•	Real-time Chat Rooms. Paying subscribers can utilize our exclusive chat rooms to mix and mingle in real-time, building a sense of community through group discussions. Additional features enable users to add customized graphics such as emoticons to their conversations.

•	Ice Breakers. Members can send pre-packaged opening remarks, referred to on the Web sites as ‘‘flirts,’’ to other members or paying subscribers.

•	Click! Our patented Click! feature connects members who think they would be compatible with each other. A member simply clicks ‘‘yes,’’ ‘‘no’’ or ‘‘maybe’’ in another member’s profile. When two members click ‘‘yes’’ in each other’s profiles, our patented feature sends an email to both of them alerting them of a possible connection.
Travel and Events. As a complement to our online services, we offer travel opportunities and other promotional events which allow individuals to meet in a more personal environment. Our travel and event programs are typically trips, dinners or other mixer events designed to facilitate social interaction. Less than 2% of our revenues for the year ended December 31, 2005 were generated from travel and events.

Business Strategy
We intend to grow our subscription-based revenue by driving additional traffic to our Web sites, through integrated and targeted marketing and cross-promotion into vertical affinity markets such as those acquired in the MingleMatch, Inc. acquisition. In addition, by providing strong customer service and improved features and functionality on our Web sites, we intend to provide more reasons for visitors to our Web sites to become and remain subscribers.
Drive Traffic. We believe there are significant opportunities to drive additional traffic to our Web sites and identify new markets, where we can leverage our existing infrastructure to increase subscriptions.
•	Integrated and targeted marketing. We believe that targeting potential members with consistent and compelling marketing messages, delivered through a broad mix of marketing channels, will be effective in driving more traffic and a higher percentage of relationship-oriented singles to our Web sites. We intend to use a variety of channels to build our brand and increase our base of subscribers including online and offline advertising customer relationship management tools, public relations, promotional alliances and special events.

•	Cross-Promote Into Vertical Affinity Markets. Our large base of members provides us with a significant amount of consumer data to evaluate cross-promotion opportunities for growth into vertical affinity markets such as those acquired in the MingleMatch acquisition. We are able to analyze different groups of members by key metrics such as total potential subscribers and average revenue per paying subscriber and identify those targeted groups that may prefer a service dedicated to their particular affinity groups. We intend to target and cross-promote into vertical affinity markets that we believe are receptive to paid online personals and are large enough to attain a critical mass of members and paying subscribers.

•	Increase Subscription Rates. We had approximately 220,000 average paying subscribers for the year ended December 31, 2005. We believe that a significant growth opportunity lies in our ability to increase the number of visitors to our Web sites who become paying subscribers.

•	Improved technology. We believe that the more successful members are in finding matches in our database, the more likely they are to want to communicate with those members. To initiate email and instant message communication, members must become paying subscribers. We intend to continue to enhance our technology and the quality and relevance of our search results to provide fast, relevant suggestions.

•	Leveraging strong customer service. Each time a member or potential member contacts our customer service center by email or phone, he or she represents a potential new paying subscriber to our services. By training our customer service representatives on upselling opportunities, we believe they will continue to be successful in selling and building loyalty to our subscription-based services.

•	Improved member communications. We believe that enhanced member communication is a key component to growing our business. We continue to focus on improving and enhancing our Web site functionality and features to encourage communications between members. Most of these communications require that members become paying subscribers. We will also continue to inform members of new features and functions with the goal of increasing the number of visitors to our Web sites who become paying subscribers.
Customer Service
Our customer support and service function operates 24 hours a day, 7 days a week. As of December 31, 2005, we employed 42 customer service representatives at our Beverly Hills, California facility, 19 representatives in Provo, Utah and 13 customer service representatives at our facility in Israel. Our team of customer service representatives helps members with matters ranging from completing personal essays and choosing photos for their profiles to answering questions about billing and technical issues. Customer service representatives receive ongoing training in an effort to better personalize the experience for visitors, members and paying subscribers that call in and to capitalize on upselling opportunities. On average, our customer service center receives approximately 1,700 phone calls and 5,000 emails per day, and our average wait time for phone calls and response time for emails are approximately three minutes and four hours, respectively.
Marketing
We engage in a variety of marketing activities intended to drive consumer traffic to our Web sites and allow us the opportunity to introduce our products and services to prospective members. Our marketing efforts are principally focused online, where we employ a combination of banner and other display advertising on Web portals and other specialized sites. We also rely on commercial search listings and direct email campaigns to attract potential members and paying subscribers, and utilize a network of online affiliates, through which we acquire traffic. None of these affiliates, individually, represents a material portion of our revenue. These affiliate arrangements are easily cancelable, often with only one-day notice. Typically, we do not have any exclusivity arrangement with our affiliates, and some of our affiliates may also be affiliates for our competitors.
In addition to our online marketing efforts, we supplement our marketing by employing a variety of offline marketing activities. These primarily consist of print and outdoor advertising, public relations, event sponsorship and promotional alliances. We believe that more targeted marketing messages, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our Web sites and, therefore, increase the numbers of our members and paying subscribers. Specifically for JDate, we increased offline marketing spending. Such marketing initiatives are targeted at brand building and name recognition.
Technology
Our software development team consisted of 20 employees as of December 31, 2005, who are focused on expanding and improving the features and functionality of our Web sites. Since feature and functionality development is an important element of our strategy, we plan to expand that team. In addition to our development team, an additional 20 employees monitor and maintain our software and hardware infrastructure.
Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner. The majority of our software architecture is based on standard modular Microsoft technology, which we believe facilitates the addition of new Web sites and features.
We recently completed a re-architecture of our primary system based on distributed Service Oriented Architecture principles using the Microsoft.Net platform. This re-architecture included changes to our server and network configurations, database schemas and deployment, web presentation methodologies and introduced a variety of new application services. We believe that this new architecture will enable us to more rapidly develop new capabilities and enhance our ability to scale our Web sites.
Our primary email system runs on dedicated appliances, with each server capable of sending approximately 2 million messages per hour. In addition to our email servers, we operate other Web and database servers, which are co-located at a data center facility in El Segundo, California that is operated by a third party. We are currently increasing redundant hardware and software systems in order to better support our services.
Intellectual Property
We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.
Spark Networks, JDate and AmericanSingles are some of our trademarks, whether registered or not, in the United States and several other countries. AmericanSingles and JDate are registered trademarks in the United States. JDate is also a registered trademark in the EU, Australia,

Israel and Canada. Spark Networks is a registered trademark in the United States and EU. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. In addition, we hold a United States patent to Click!, which lasts until January 24, 2017, that pertains to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patent describes the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.
Competition
We operate in a highly competitive environment with minimal barriers to entry. We believe that the primary competitive factors in creating a community on the Internet are functionality, brand recognition, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Yahoo! Personals, Match.com, a wholly-owned subsidiary of InterActiveCorp, and eHarmony, all of which operate primarily in North America. In addition, we face competition from social networking Web sites such as MySpace and Friendster. There are also numerous other companies offering online personals services that compete with us, but are smaller than we are in terms of paying subscribers and annual revenue generation.
Employees
As of December 31, 2005, we had 193 full-time employees. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. The risks described below are the material risks that we are currently aware of that are facing our company. In addition, other sections of this report may include additional factors that could adversely impact our business and operating results. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our ordinary shares, in the form of ADSs, would decline and you may lose all or part of your investment.
Risks Related To Our Business
We have significant operating losses and we may incur additional losses in the future.
We have historically generated significant operating losses. As of December 31, 2005, we had an accumulated deficit of approximately $45.1 million. We had net loss of approximately $1.4 million for the year ended December 31, 2005 and a loss of $11.6 million for the year ended December 31, 2004. We also had negative operating cash flow in 2004. We expect that our operating expenses will continue to increase during the next several years as a result of the promotion of our services, the hiring of additional key personnel, the expansion of our operations, including the launch of new Web sites, and entering into acquisitions, strategic alliances and joint ventures. If our revenues do not grow at a substantially faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses, which could be significant.
Our limited operating history and relatively new business model in an emerging and rapidly evolving market makes it difficult to evaluate our future prospects.
We derive nearly all of our net revenues from online subscription fees for our services, which is an early-stage business model for us that has undergone, and continues to experience, rapid and dramatic changes. As a result, we have very little operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. Our performance will depend on the continued acceptance and evolution of online personal services and other factors addressed herein. We may not be able to effectively assess or address the evolving risks and difficulties present in the market, which could threaten our capacity to continue operations successfully in the future.
If our efforts to attract a large number of members, convert members into paying subscribers and retain our paying subscribers are not successful, our revenues and operating results would suffer.
Our future growth depends on our ability to attract a large number of members, convert members into paying subscribers and retain our paying subscribers. This in turn depends on our ability to deliver a high-quality online personals experience to these members and paying subscribers. As a result, we must continue to invest significant resources in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and paying subscribers and may fail to attract new members and paying subscribers. Our revenue and expenses would also be adversely affected if our innovations are not responsive to the needs of our members and paying subscribers or are not brought to market in an effective or timely manner.
Our subscriber acquisition costs vary depending upon prevailing market conditions and may increase significantly in the future.
Costs for us to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, many of which are beyond our control. Historically, we have used online advertising as the primary means of marketing our services.
In general, the costs of online advertising have recently increased substantially and we expect those costs to continue to increase as long as the demand for online advertising remains robust. If we are not able to reduce our other operating costs, increase our paying subscriber base or increase revenue per paying subscriber to offset these anticipated increases, our profitability will be adversely affected.
Competition presents an ongoing threat to the performance of our business.
We expect competition in the online personals business to continue to increase because there are no substantial barriers to entry. For example, an article in the USA Today stated that there are signs of fierce competition among online personals sites, and that an Internet tracking firm found that the number of online personals sites it monitors had reached 836 in February 2005, up from 611 in January 2004. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•	the size and diversity of our member and paying subscriber bases;

•	the timing and market acceptance of our products and services, including the developments and enhancements to those products and services relative to those offered by our competitors;

•	customer service and support efforts;

•	selling and marketing efforts; and

•	our brand strength in the marketplace relative to our competitors.
We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Yahoo! Personals, Match.com, a wholly-owned subsidiary of InterActiveCorp, and eHarmony, all of which operate primarily in North America. In addition, we face competition from social networking Web sites such as MySpace and Friendster. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger member and paying subscriber bases than we have. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our Web sites and reduce our market share.
In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establishing cooperative and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and Internet service providers, or ISPs, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause us difficulty in attracting and retaining members and converting members into paying subscribers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other Web properties.
Our efforts to capitalize upon opportunities to expand into new vertical affinity markets may fail and could result in a loss of capital and other valuable resources.
One of our strategies is to expand into new vertical affinity markets to increase our revenue base. We view vertical affinity markets as identifiable groups of people who share common interests and the desire to meet companions or dates with similar interests, backgrounds or traits. Our planned expansion into such vertical affinity markets will occupy our management’s time and attention and will require us to invest significant capital resources. The results of our expansion efforts into new vertical affinity markets are unpredictable, and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new vertical affinity markets, including but not limited to the following:
•	competition from pre-existing competitors with significantly stronger brand recognition in the markets we enter;

•	our improper evaluations of the potential of such markets;

•	diversion of capital and other valuable resources away from our core business and other

•	opportunities that are potentially more profitable; and

•	weakening our current brands by over expansion into too many new markets.
If we fail to keep pace with rapid technological change, our competitive position will suffer.
We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. Historically, new features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, ecards, personality profiles, and mobile content delivery. We are currently unable to deliver mobile features until completion of our new system architecture. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2004 and 2005 we introduced a number of new Web sites and features, and we anticipate the introduction of additional Web sites and features in 2006 and 2007. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

Our business depends on establishing and maintaining strong brands and if we are not able to maintain and enhance our brands, we may be unable to expand or maintain our member and paying subscriber bases.
We believe that establishing and maintaining our brands is critical to our efforts to attract and expand our member and paying subscriber bases. We believe that the importance of brand recognition will continue to increase, given the growing number of Internet sites and the low barriers to entry for companies offering online personals services. For example, an article in the USA Today stated that there are signs of fierce competition among online personals sites, and that an Internet tracking firm found that the number of online personals sites it monitors had reached 836 in February 2005, up from 611 in January 2004. To attract and retain members and paying subscribers, and to promote and maintain our brands in response to competitive pressures, we intend to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among these groups. If visitors, members and paying subscribers to our Web sites and our affiliate and distribution associates do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diluted, thereby decreasing the attractiveness of our Web sites to such parties. In addition, we changed our corporate name in January 2005 from MatchNet plc to Spark Networks plc, however, we did not change the names of our Web sites or brand names. Our adoption of a new corporate name may prevent us from taking advantage of goodwill that potential and existing customers may have associated with our old corporate name. As a result, our results of operations may be adversely affected by decreased brand recognition.
We may have potential liability under California state and federal securities laws with respect to the grant of share options to certain of our employees, directors and consultants and the exercise of these options.
Under our 2000 Executive Share Option Scheme (‘‘2000 Option Scheme’’), we granted options to purchase ordinary shares to certain of our employees, directors and consultants. California state securities laws generally require qualification for the offer and sale of securities subject to California law. Under California law, the grant of an option constitutes a sale of the underlying shares at the time of the option grant and not at the exercise of the option. Our option grants were not qualified and may not have been exempt from qualification under California state securities laws. As a result, we may have potential liability to those employees, directors and consultants to whom we granted options under the 2000 Option Scheme. In order to address that issue, we may elect to make a rescission offer to the holders of outstanding options under the 2000 Option Scheme to give them the opportunity to rescind the grant of their options.
As of December 31, 2005, assuming every eligible optionee were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $1.9 million including statutory interest at 7% per annum. These amounts reflect the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the entire option.
In addition, issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under California state securities laws as a result of the option grants themselves and also may not have been exempt from registration under federal securities laws. Federal securities laws prohibit the offer or sale of securities unless the sales are registered or exempt from registration. The issuances of ordinary shares upon the exercise of our options were not registered and may not have been exempt from registration under California state and federal securities laws. As a result, we may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, we may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares (‘‘Option Shares’’).
As of December 31, 2005, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $6.1 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. These amounts are calculated by reference to the acquisition price of the Option Shares.
A holder could argue that this process does not represent an adequate remedy for issuance of an option and securities issued upon exercise of an option in violation of California state or federal securities laws and, if a court were to impose a greater remedy, our financial exposure could be greater. In addition, it is the Securities and Exchange Commission’s position that a rescission offer will not bar or extinguish any liability under the Securities Act of 1933 with respect to these options and shares, nor will a rescission offer extinguish a holder’s right to rescind the issuance of securities that were not registered or exempt from the registration requirements under the Securities Act of 1933. If any or all of the holders reject or fail to respond to our rescission offer, the holders will keep their options and securities and we may continue to be liable under federal and California state securities laws for up to an amount equal to the value of the options and securities granted or issued plus any statutory interest we may be required to pay. Further, claims or actions based on fraud may not be waived or barred pursuant to a rescission offer and there can be no assurance that we will be able to enforce any waivers that we may receive in connection with the rescission offer in order to bar such claims or other causes of action until the applicable statute of limitations has run. In addition, despite a rescission offer, whether accepted or not, if it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.
For the purposes of English company law, a rescission offer in respect of our Option Shares would take the form of a purchase by our company of the relevant Option Shares. The Companies Act 1985 (‘‘Companies Act’’) provides that we may only purchase our own shares using our ‘‘distributable profits’’ (as defined by the Companies Act), also known as distributable reserves (‘‘Distributable Reserves’’), or the proceeds from the issuance of new shares for that purpose. When we issue shares at a value which represents a premium over their nominal value, we are required by the Companies Act to transfer the premium (subject to certain limited exceptions) to a share premium account. Under the Companies Act, our ability to utilize our share premium account is very limited and does not include the payment of dividends. However, in accordance with a procedure set out in the Companies Act, we have obtained approval from our shareholders and from the High Court of Justice in England and Wales (the ‘‘Court’’) to reduce our share premium account by US$44,000,000 with effect from December 8, 2005 (the ‘‘Effective Date’’) in order to reduce or eliminate the deficit on our profit and loss account, which had arisen as a result of previous accumulated losses. This will enable profits, if any, arising after December 31, 2005 to give rise to Distributable Reserves, which we could use to purchase our own shares pursuant to a rescission offer. In connection with the approval from the Court, we have given an undertaking to the Court for the protection of our creditors, which requires us to transfer to a non-distributable reserve (the ‘‘Special Reserve’’) the amount (if any) by which the deficit on our profit and loss account at December 31, 2005 falls short of the amount of the reduction (being US$44,000,000), and any profits made by us or any of our subsidiaries prior to December 31, 2005, until our non-consenting creditors at the Effective Date (‘‘Non-Consenting Creditors’’) have been paid off. In other words, if there is a surplus on our profit and loss account after application of the $44.0 million from the share premium reduction and any additional profits made by us prior to December 31, 2005 (‘‘Special Reserve Surplus’’), then we would not be permitted to use the Special Reserve Surplus to purchase our own shares until all Non-Consenting Creditors are paid . However, we do not currently expect that any sums will be required to be transferred to the Special Reserve since we do not anticipate that there will be a surplus on our profit and loss account after application of the share premium reduction and any profits made before December 31, 2005, although this will need to be confirmed when we prepare our audited UK GAAP profit and loss account and balance sheet for the year ended December 31, 2005.
Although we believe we have substantially reduced our accumulated profit and loss account deficit pursuant to the Companies Act, we are not permitted to purchase any of our own shares until we have sufficient Distributable Reserves in order to fund such purchases of our own shares or sufficient proceeds of a new issuance of shares made for the purposes of such purchases of our own shares. As of December 31, 2005, if every eligible person holding Option Shares were to accept the rescission offer, we estimate that the amount we would need in Distributable Reserves is approximately $6.1 million. After application of the share premium reduction to the accumulated profit and loss account deficit, we anticipate that the deficit will be substantially reduced; however, we will not have any Distributable Reserves, which we will accumulate to the extent that we make any distributable profits in the future. We do not intend to make a rescission offer until we have the Distributable Reserves required to make a rescission offer of the Option Shares.
The undertaking to the Court also prevents us from making any distribution to shareholders, or redeeming or purchasing our own shares, until we have obtained approval at a shareholders’ general meeting of our audited UK GAAP balance sheet for the year ended December 31, 2005. It is likely that our UK GAAP balance sheet for the year ended December 31, 2005 will be ready for approval by shareholders on or about May 31, 2006. The share premium reduction will only be reflected on our UK GAAP balance sheet for the purposes of UK law. It will not be reflected on our US GAAP balance sheet.

Any purchase of the Option Shares pursuant to a rescission offer would not only need to be made out of Distributable Reserves, but would also require shareholder approval given in accordance with the requirements of the Companies Act. Such approval must be given by resolution passed with a majority of at least 75% of the votes cast on the resolution (excluding votes carried by the Option Shares proposed to be purchased), having made a copy of the contract for the purchase of the Option Shares available for inspection both at our registered office for at least 15 days prior to the date of the meeting to approve the purchase and at the meeting itself. Once a purchase has been completed, we would be subject to further disclosure obligations in relation to information about the purchase.
We do not intend to seek shareholder approval for a purchase of Option Shares until we have made a rescission offer which has been accepted by any one or more shareholders and it has become necessary to seek such approval.
In summary, in order to effectuate a rescission offer and repurchase any of our own shares upon any acceptances of the rescission offer, we must satisfy the following conditions: (1) obtain shareholder approval of our audited UK GAAP balance sheet for the year ended December 31, 2005; (2) obtain additional shareholder approval, as further discussed above, of any acceptances of the rescission offer to repurchase shares; and (3) have sufficient Distributable Reserves to repurchase shares subject to the rescission offer.
If we do not obtain the requisite shareholder approval of acceptances to a rescission offer or if we continue to accumulate a deficit on our profit and loss account and we do not issue new shares for additional funds for a rescission offer, then we will not be able to effectuate a rescission offer.
We have terminated and no longer grant options under our 2000 Option Scheme, but options previously granted under the 2000 Option Scheme remain in full force and effect. We filed a registration statement on Form S-8 covering the issuance of future shares upon exercise of presently unexercised options under the 2000 Option Scheme. However, none of the shares (including shares underlying unexercised options) registered on the Form S-8 will be eligible for resale if they are tendered as part of the rescission offer.
If we are unable to attract, retain and motivate key personnel or hire qualified personnel, or such personnel do not work well together, our growth prospects and profitability will be harmed.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. We have recently recruited many of our directors, executive officers and other key management talent, some of which have limited or no experience in the online personals industry. For example, David E. Siminoff, our President and Chief Executive Officer, joined us in August 2004 and each of our Chief Financial Officer, Chief Operating Officer and General Counsel, and Chief Technology Officer joined us in October 2004. Because members of our executive management have only worked together as a team for a limited time, there are inherent risks in the management of our company with respect to decision-making, business direction, product development and strategic relationships. In the event that the members of our executive management team are unable to work well together or agree on operating principles, business direction or business transactions or are unable to provide cohesive leadership, our business could be harmed and one or more of those individuals may discontinue their service to our company, and we would be forced to find a suitable replacement. The loss of any of our management or key personnel could seriously harm our business. Furthermore, we have recently experienced significant turnover on our board of directors. We currently have seven members serving on our board of directors. Since October 2004, we have had two directors resign from our board of directors and five directors join our board of directors. Alon Carmel, one of our company’s co-founders and co-chairmen, resigned from his position in February 2005 to pursue other entrepreneurial and philanthropic interests.
In August 2004, we initiated a cost reduction program and terminated the employment of 40 full-time and temporary employees, and, as a result, our future recruiting efforts may become more difficult. We may also encounter difficulties in recruiting personnel as we become a more mature company in a competitive industry. Competition in our industry for personnel is intense, and we are aware that our competitors have directly targeted our employees. We do not have non-competition agreements with most employees and, even in cases where we do, these agreements are of limited enforceability in California. We also do not maintain any key-person life insurance policies on our executives. The incentives to attract, retain and motivate employees provided by our option grants or by future arrangements, such as cash bonuses, may not be as effective as they have been in the past. If we do not succeed in attracting necessary personnel or retaining and motivating existing personnel, we may be unable to grow effectively.
Our inability to effectively manage our growth could have a materially adverse effect on our profitability.
We have experienced rapid growth since inception. The growth and expansion of our business and service offerings places a continuous significant strain on our management, operational and financial resources. We are required to manage multiple relations with various strategic associates, technology licensors, members, paying subscribers and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems or procedures may not be adequate to support our operations and our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information systems and to expand, train and manage our employee base. If we fail to do so, our management, operational and financial resources could be overstrained and adversely impacted.
We expect our growth rates to decline and our operating margins could deteriorate.
We believe our revenue growth rate will decline as our net revenues increase to higher levels and as the growth of the online personals industry begins to slow. We have seen a decline in our growth rates during the latter stages of 2004 and first half of 2005. A February 2005 report by Jupiter Research forecasts the online personals industry will experience single digit growth in 2005 as compared to 77% growth in 2003. It is possible that our operating margins will deteriorate if revenue growth does not exceed planned increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, general and administrative and technical operations expenses.
Our business depends on our server and network hardware and software and our ability to obtain network capacity; our current safeguard systems may be inadequate to prevent an interruption in the availability of our services.
The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, to our ability to attract visitors and members to our Web sites, to convert them into paying subscribers and to retain paying subscribers. An unexpected and/or substantial increase in the use of our Web sites could strain the capacity of our systems, which could lead to a slower response time or system failures. Although we have not yet experienced many significant delays, any future slowdowns or system failures could adversely affect the speed and responsiveness of our Web sites and would diminish the experience for our visitors, members and paying subscribers. We face risks related to our ability to scale up to our expected customer levels while maintaining superior performance. If the usage of our Web sites substantially increases, we may need to purchase additional servers and networking equipment and services to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our Web sites could reduce traffic on our Web sites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands as well as reduce revenue and negatively impact our operating results.
Furthermore, we rely on many different hardware systems and software applications, some of which have been developed internally. If these hardware systems or software applications fail, it would adversely affect our ability to provide our services. If we are unable to protect our data from loss or electronic or magnetic corruption, or if we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business and reputation. We have experienced occasional systems interruptions in the past as a result of unexpected increases in usage, and we cannot assure you that we will not incur similar or more serious interruptions in the future. From time to time, our company and our Web sites have been subject to delays and interruptions due to software viruses, or variants thereof, such as internet worms. To date, we have not experienced delays or systems interruptions that have had a material impact on our business.
In addition, we do not currently have adequate disaster recovery systems in place, which means in the event of any catastrophic failure involving our Web sites, we may be unable to serve our Web traffic for a significant period of time. Our servers primarily operate from only a single site in Southern California and the absence of a backup site could exacerbate this disruption. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our Web sites and services or a decrease in responsiveness of our services would result in reduced visitor traffic, reduced revenue and would adversely affect our reputation and brands.
The failure to establish and maintain affiliate agreements and relationships could limit the growth of our business.
We have entered into, and expect to continue to enter into, arrangements with affiliates to increase our member and paying subscribers bases, bring traffic to our Web sites and enhance our brands. Pursuant to our arrangements, an affiliate generally advertises or promotes our Web site on its Web site, and earns a fee whenever visitors to its Web site click though the advertisement to one of our Web sites and registers or subscribes on our Web site. Affiliate arrangements constitute over half of our marketing program. These affiliate arrangements are easily cancelable, often with one day notice. We do not typically have any exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. None of these affiliates, individually, represents a material portion of our revenue. If any of our current affiliate agreements is terminated, we may not be able to replace the terminated agreement with an equally beneficial arrangement. We cannot assure you that we will be able to renew any of our current agreements when they terminate or, if we are able to do so, that such renewals will be available on acceptable terms. We also do not know whether we will be able to enter into additional agreements or that any relationships, if entered into, will be on terms favorable to us.
We rely on a number of third-party providers and their failure or unwillingness to continue to perform could harm us.
We rely on third parties to provide important services and technologies to us, including a third party that manages and monitors our offsite data center located in Southern California, ISPs, search engine marketing providers and credit card processors. In addition, we license technologies from third parties to facilitate our ability to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. Except to the extent of the terms of our contracts with such third party providers, we exercise little or no control over them, which increases our vulnerability to problems with the services and technologies they provide and license to us. In addition, if any fees charged by third-party providers were to substantially increase, such as if ISPs began charging us for email sent by our paying subscribers to other members or paying subscribers, we could incur significant additional losses.
If we fail to develop or maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm the value of our shares.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement. For example, during our audit of 2003 results, our external auditors brought to our attention a need to restate 2001 and 2002 results and also noted, in a letter to management, certain conditions involving internal controls and operations, none of which were a material weakness. Furthermore, in 1994, a civil action was filed in Israeli district court (the ‘‘Action’’) involving Videomatrix Industries, LTD (‘‘Videomatrix’’), a company unrelated to Spark Networks except of which our former Co-chairman and current Chairman were officers. In that Action, our former Co-chairman was a respondent, the Israeli equivalent of a defendant, and our current Chairman was a formal respondent, but not a defendant. The Action was initiated by a venture capital lender to, and investor in, Videomatrix. The Israeli court appointed an investigator to make factual findings. The investigator noted that there were inaccurate records and/or entries in corporate books, incomplete disclosures and/or inaccurate representations in a prospectus, questionable documents, and undisclosed related party transactions, involving Videomatrix. Thereafter, the court issued an order providing for a four month moratorium on litigation to permit Videomatrix, its audit committee, and its auditors to conduct an examination and form conclusions. Our Chairman and former Co-chairman purchased the entire ownership interest of the venture capital lender in Videomatrix during the moratorium provided for in the court order and no further action was taken by the venture capital lender in connection with this matter.
As a U.S. public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. We will be required to annually assess and report on our internal controls over financial reporting. If we are unable to adequately establish or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the U.S. Securities Exchange Commission.
We face risks related to our recent accounting restatements, which could result in costly litigation or regulatory proceedings against us.
Our ordinary shares in the form of GDSs trade on the Frankfurt Stock Exchange in Germany. Pursuant to the laws governing this exchange, we have been publicly reporting our quarterly and annual operating results. On April 28, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our new auditors, we restated our financial statements for the nine months ended September 30, 2003 and for each of the years ended December 31, 2001 and 2002 to correct inappropriate accounting entries. The restatements primarily related to the timing of recognition of deferred revenue and the capitalization of bounty costs, which are the amounts paid to online marketers to acquire members. The restatements are in accordance with United States generally accepted accounting principles and pertain primarily to timing matters and had no impact on cash flow from operations or our ongoing operations. The impact on net loss for 2001 and 2002 was an increase of $1.5 million and $1.0 million, respectively.
The restatement of the financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement. The occurrence of any of the foregoing could divert our resources, harm our reputation and cause the price of our securities to decline.
Acquisitions could result in operating difficulties, dilution and other harmful consequences.
In May 2005, we acquired MingleMatch, Inc., and we plan, during the next few years, to further extend and develop our presence, both within the United States and internationally, partially through acquisitions of entities offering online personals services and related businesses. We have limited experience acquiring companies and the companies we have acquired have been small. We have evaluated, and continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions, some of which may divert significant resources away from our daily operations. In addition, the process of integrating an acquired company, business or technology is risky and may create unforeseen operating difficulties and expenditures. For example, we have been engaged in significant litigation in the past, but which has since settled, with respect to our acquisition of SocialNet, Inc. in 2001. Some areas where we may face risks include:
•	the need to implement or remediate controls, procedures and policies of acquired companies that lacked appropriate controls, procedures and policies prior to the acquisition;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	cultural challenges associated with integrating employees from an acquired company into our organization;

•	retaining employees from the businesses we acquire; and

•	the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

The anticipated benefit of many of our acquisitions may not materialize. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.
We may not be effective in protecting our Internet domain names or proprietary rights upon which our business relies or in avoiding claims that we infringe upon the proprietary rights of others.
We regard substantial elements of our Web sites and the underlying technology as proprietary, and attempt to protect them by relying on trademark, service mark, copyright, patent and trade secret laws, and restrictions on disclosure and transferring title and other methods. We also generally enter into confidentiality agreements with our employees and consultants, and generally seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar or superior technology independently. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult. Any such misappropriation or development of similar or superior technology by third parties could adversely impact our profitability and our future financial results.
We believe that our Web sites, services, trademarks, patent and other proprietary technologies do not infringe upon the rights of third parties. However, there can be no assurance that our business activities do not and will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We are aware that other parties utilize the ‘‘Spark’’ name, or other marks that incorporate it, and those parties may have rights to such marks that are superior to ours. From time to time, we have been, and expect to continue to be, subject to claims in the ordinary course of business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us. Although such claims have not resulted in any significant litigation or had a material adverse effect on our business to date, any such claims and resultant litigation might subject us to temporary injunctive restrictions on the use of our products, services or brand names and could result in significant liability for damages for intellectual property infringement, require us to enter into royalty agreements, or restrict us from using infringing software, services, trademarks, patents or technologies in the future. Even if not meritorious, such litigation could be time-consuming and expensive and could result in the diversion of management’s time and attention away from our day-to-day business.
We currently hold various Web domain names relating to our brands and in the future may acquire new Web domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our existing trademarks and other proprietary rights or those we may seek to acquire. Any such inability to protect ourselves could cause us to lose a significant portion of our members and paying subscribers to our competitors.
We may face potential liability, loss of users and damage to our reputation for violation of our privacy policy or privacy laws and regulations.
Our privacy policy prohibits the sale or disclosure to any third party of any member’s personal identifying information, except to the extent expressly set forth in the policy. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of our privacy policy, we may be forced to expend significant amounts of financial and managerial resources to defend against these accusations and we may face potential liability. Our membership database holds confidential information concerning our members, and we could be sued if any of that information is misappropriated or if a court determines that we have failed to protect that information.

In addition, our affiliates handle personally identifiable information pertaining to our members and paying subscribers. Both we and our affiliates are subject to laws and regulations related to Internet communications (including the CAN-SPAM Act of 2003), consumer protection, advertising, privacy, security, and data protection. If we or our affiliates are found to be in violation of these laws and regulations, we may become subject to administrative fines or litigation, which could materially increase our expenses and cause the value of our securities to decline.
We may be liable as a result of information retrieved from or transmitted over the Internet.
We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our Web sites and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We also offer email services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or personal information or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and, therefore, may be inadequate to protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occurs, our revenues could be materially adversely affected or we could incur significant additional expense, and the market price of our securities may decline.
Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.
Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our ordinary shares and depositary shares. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect our quarterly results include:
•	the demand for, and acceptance of, our online personals services and enhancements to these services;

•	the timing and amount of our subscription revenues;

•	the introduction, development, timing, competitive pricing and market acceptance of our Web sites and services and those of our competitors;

•	the magnitude and timing of marketing initiatives and capital expenditures relating to expansion of our operations;

•	the cost and timing of online and offline advertising and other marketing efforts;

•	the maintenance and development of relationships with portals, search engines, ISPs and other Web properties and other entities capable of attracting potential members and paying subscribers to our Web sites;

•	technical difficulties, system failures, system security breaches, or downtime of the Internet, in general, or of our products and services, in particular;

•	costs related to any acquisitions or dispositions of technologies or businesses; and ( general economic conditions, as well as those specific to the Internet, online personals and related industries.
As a result of the factors listed above and because the online personals business is still immature, making it difficult to predict consumer demand, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline.
We may need additional capital to finance our growth or to compete, which may cause dilution to existing shareholders or limit our flexibility in conducting our business activities.

We currently anticipate that existing cash, cash equivalents and marketable securities and cash flow from operations will be sufficient to meet our anticipated needs for working capital, operating expenses and capital expenditures for at least the next 12 months. We may need to raise additional capital in the future to fund expansion, whether in new vertical affinity or geographic markets, develop newer or enhanced services, respond to competitive pressures or acquire complementary businesses, technologies or services. Such additional financing may not be available on terms acceptable to us or at all. To the extent that we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution, and to the extent we engage in debt financing, if available, we may become subject to restrictive covenants that could limit our flexibility in conducting future business activities. If additional financing is not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brands, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.
Our limited experience outside the United States increases the risk that our international expansion efforts and operations will not be effective.
One of our strategies is to expand our presence in international markets. Although we currently have offices in Germany, Israel and the United Kingdom and Web sites that serve the Australian, Canadian, German, Israeli and United Kingdom markets, we have only limited experience with operations outside the United States. Our primary international operations are in Israel, which carries additional risk for our business as a result of continuing hostilities there. Expansion into international markets requires management time and capital resources. In addition, we face the following additional risks associated with our expansion outside the United States:
•	challenges caused by distance, language and cultural differences;

•	local competitors with substantially greater brand recognition, more users and more traffic

•	than we have;

•	our need to create and increase our brand recognition and improve our marketing efforts

•	internationally and build strong relationships with local affiliates;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud in some countries;

•	different legal and regulatory restrictions among jurisdictions;

•	political, social and economic instability;

•	potentially adverse tax consequences; and

•	higher costs associated with doing business internationally.
Our international operations subject us to risks associated with currency fluctuations.
Our foreign operations may subject us to currency fluctuations and such fluctuations may adversely affect our financial position and results. However, sales and expenses to date have occurred primarily in the United States. For this reason, we have not engaged in foreign exchange hedging. In connection with our planned international expansion, currency risk positions could change correspondingly and the use of foreign exchange hedging instruments could become necessary. Effects of exchange rate fluctuations on our financial condition, operations, and profitability may depend on our ability to manage our foreign currency risks. There can be no assurance that steps taken by management to address foreign currency fluctuations will eliminate all adverse effects and, accordingly, we may suffer losses due to adverse foreign currency fluctuation.
Our business could be significantly impacted by the occurrence of natural disasters and other catastrophic events.
Our operations depend upon our ability to maintain and protect our network infrastructure, hardware systems and software applications, which are housed primarily at a data center located in Southern California that is managed by a third party. Our business is therefore susceptible to earthquakes, tsunamis and other catastrophic events, including acts of terrorism. We currently lack adequate redundant network infrastructure, hardware and software systems supporting our services at an alternate site. As a result, outages and downtime caused by natural disasters and other events out of our control, which affect our systems or primary data center, could adversely affect our reputation, brands and business.
We hold a fixed amount of insurance coverage, and if we were found liable for an uninsured claim, or claim in excess of our insurance limits, we may be forced to expend a significant capital to resolve the uninsured claim.
We contract for a fixed amount of insurance to cover potential risks and liabilities, including, but not limited to, property and casualty insurance, general liability insurance, and errors and omissions liability insurance. Although we have not recently experienced any significantly increased premiums as a result of changing policies of our providers, we have experienced increasing insurance premiums due to the increasing size of our business, and thus the increased potential risk to underwriters for insuring our business. If we decide to obtain additional insurance coverage in the future, it is possible that we may not be able to get enough insurance to meet our needs, we may have to pay very high prices for the coverage we do get, or we may not be able to acquire any insurance for certain types of business risk or may have gaps in coverage for certain risks. This could leave us exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.
Our services are not well-suited to many alternate Web access devices, and as a result the growth of our business could be negatively affected.
The number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years, and we expect this growth to continue. The lower resolution, functionality and memory currently associated with such mobile devices may make the use of our services through such mobile devices more difficult and generally impairs the member experience relative to access via desktop and laptop computers. If we are unable to attract and retain a substantial number of such mobile device users to our online personals services or if we are unable to develop services that are more compatible with such mobile communications devices, our growth could be adversely affected.
Risks Related to Our Industry
The percentage of canceling paying subscribers in comparison to other subscription businesses requires that we continuously seek new paying subscribers to maintain or increase our current level of revenue.
Internet users in general, and users of online personals services specifically, freely navigate and switch among a large number of Web sites. Monthly subscriber churn represents the ratio expressed as a percentage of (a) the number of paying subscriber cancellations during the period divided by the average number of paying subscribers during the period and (b) the number of months in the period. The number of average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months. For the years ended December 31, 2005, the monthly subscriber churn for (1) the JDate segment was 25.9% (2) the AmericanSingles segment was 36.3% and (3) the Web sites in our Other Businesses segment was 25.6%. We cannot assure you that our monthly average subscriber churn will remain at such levels, and it may increase in the future. This makes it difficult for us to have a stable paying subscriber base and requires that we constantly attract new paying subscribers at a faster rate than subscription terminations to maintain or increase our current level of revenue. If we are unable to attract new paying subscribers on a cost-effective basis, our business will not grow and our profitability will be adversely affected.

Our network is vulnerable to security breaches and inappropriate use by Internet users, which could disrupt or deter future use of our services.
Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services generally, and online commerce services, like ours, in particular. To date, we have not experienced any material breach of our security systems; however, our failure to effectively prevent security breaches could significantly harm our business, reputation and results of operations and could expose us to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which we operate, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations or damage our brand and reputation. Such breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or governmental enforcement proceeding. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage, and we have occasionally experienced security breaches and attempts at ‘‘hacking.’’ We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by such breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which could have a detrimental impact on our potential customer base.
Computer viruses may cause delays or other service interruptions and could damage our reputation, affect our ability to provide our services and adversely affect our revenues. The inadvertent transmission of computer viruses could also expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system were highly publicized, our reputation could be significantly damaged, resulting in the loss of current and future members and paying subscribers.
We face certain risks related to the physical and emotional safety of our members and paying subscribers.
The nature of online personals services is such that we cannot control the actions of our members and paying subscribers in their communication or physical actions. There is a possibility that one or more of our members or paying subscribers could be physically or emotionally harmed following interaction with another of our members or paying subscribers. We warn our members and paying subscribers that we do not and cannot screen other members and paying subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between members or paying subscribers arranged following contact initiated via our Web sites. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on one of our Web sites or a Web site of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online personals industry in general. Any such incident involving one of our Web sites could damage our reputation and our brands. This, in turn, could adversely affect our revenues and could cause the value of our ordinary shares and depositary shares to decline. In addition, the affected members or paying subscribers could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation.
We face risks of litigation and regulatory actions if we are deemed a dating service as opposed to an online personals service.
We supply online personals services. In many jurisdictions, companies deemed dating service providers are subject to additional regulation, while companies that provide personals services are not generally subject to similar regulation. Because personals services and dating services can seem similar, we are exposed to potential litigation, including class action lawsuits, associated with providing our personals services. In the past, a small percentage of our members have alleged that we are a dating service provider, and, as a result, they claim that we are required to comply with regulations that include, but are not limited to, providing language in our contracts that may allow members to (1) rescind their contracts within a certain period of time, (2) demand reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (3) cancel their contracts in the event of disability or relocation. If a court holds that we have provided and are providing dating services of the type the dating services regulations are intended to regulate, we may be required to comply with regulations associated with the dating services industry and be liable for any damages as a result our past and present non-compliance.
Three separate yet similar class action complaints have been filed against us. On June 21, 2002, Tatyana Fertelmeyster filed an Illinois class action complaint against us in the Circuit Court of Cook County, Illinois, based on an alleged violation of the Illinois Dating Referral Services Act. On September 12, 2002, Lili Grossman filed a

New York class action complaint against us in the Supreme Court in the State of New York based on alleged violations of the New York Dating Services Act and the Consumer Fraud Act. On November 14, 2003, Jason Adelman filed a nationwide class action complaint against us in the Los Angeles County Superior Court based on an alleged violation of California Civil Code section 1694 et seq., which regulates businesses that provide dating services. In each of these cases, the complaint included allegations that we are a dating service as defined by the applicable statutes and, as an alleged dating service, we are required to provide language in our contracts that allows (i) members to rescind their contracts within three days, (ii) reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (iii) members to cancel their contracts in the event of disability or relocation. Causes of action include breach of applicable state and/or federal laws, fraudulent and deceptive business practices, breach of contract and unjust enrichment. The plaintiffs are seeking remedies including declaratory relief, restitution, actual damages although not quantified, treble damages and/or punitive damages, and attorney’s fees and costs.
Huebner v. InterActiveCorp., Superior Court of the State of California, County of Los Angeles, Case No. BC 305875 involves a similar action, involving the same plaintiff’s counsel as Adelman, brought against InterActiveCorp’s Match.com that has been ruled related to Adelman, but the two cases have not been consolidated. We have not been named a defendant in the Huebner case. Adelman and Huebner each seek to certify a nationwide class action based on their complaints. Because the cases are class actions, they have been assigned to the Los Angeles Superior Court Complex Litigation Program. The court has ordered a bifurcation of the liability issue. At an August 15, 2005 Status Conference, the court set the bifurcated trial on the issue of liability for March 27, 2006. The parties have agreed in principle to continue the bifurcated trial to approximately May 15, 2006 and extend the time for filing briefs and completing discovery, in Adelman, with respect to the bifurcated trial. In addition, the parties resumed mediation on February 23, 2006, but it did not result in a settlement.
On March 25, 2005, the court in Fertelmeyster entered its Memorandum Opinion and Order (‘‘Memorandum Opinion’’) granting summary judgment in our favor on the grounds that Fertelmeyster lacks standing to seek injunctive relief or restitutionary relief under the Illinois Dating Services Act, Fertelmeyster did not suffer any actual damages, and we were not unjustly enriched as a result of our contract with Fertelmeyster. The Memorandum Opinion ‘‘disposes of all matters in controversy’’ in the litigation and also provides that we are subject to the Illinois Dating Services Act and, as such, our subscription agreements violate the act and are void and unenforceable. This ruling may subject us to potential liability for claims brought by the Illinois Attorney General or customers that have been injured by our violation of the statute. Fertelmeyster filed a Motion for Reconsideration of the Memorandum Opinion and, on August 26, 2005, the court issued its opinion denying Fertelmeyster’s Motion for Reconsideration. In the opinion, the court, among other things: (i) decertified the class, eliminating the last remnant of the litigation; (ii) rejected each of the plaintiff’s arguments based on the arguments and law that we provided in our opposition; (iii) stated that the court would not judicially amend the Illinois statute to provide for restitution when the legislature selected damages as the sole remedy; (iv) noted that the cases cited by plaintiff in connection with plaintiff’s Motion for Reconsideration actually support the court’s prior order granting summary judgment in our favor; and (v) denied plaintiff’s Motion for Reconsideration in its entirety. The time for filing an appeal from the Memorandum Opinion and the court’s order denying Fertelmeyster’s Motion for Reconsideration has now lapsed and as a result thereof, this litigation has concluded.
In December 2002, the Supreme Court of New York dismissed the case brought by Ms. Grossman. Although the plaintiff appealed the decision, in October 2004, the New York Supreme Court, Appellate Division upheld the lower court’s dismissal. In addition, two Justices wrote concurring opinions stating their opinion that our services were not covered under the New York Dating Services Act. We intend to defend vigorously against each of the pending lawsuits, however, no assurance can be given that these matters will be resolved in our favor and, depending on the outcome of these lawsuits, we may choose to alter our business practices.
We are exposed to risks associated with credit card fraud and credit payment, which, if not properly addressed, could increase our operating expenses.
We depend on continuing availability of credit card usage to process subscriptions and this availability, in turn, depends on acceptable levels of chargebacks and fraud performance. We have suffered losses and may continue to suffer losses as a result of subscription orders placed with fraudulent credit card data, even though the associated financial institution approved payment. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Our failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and, therefore, increase our operating expenses and may preclude us from accepting credit cards as a means of payment.
We face risks associated with our dependence on computer and telecommunications infrastructure.
Our services are dependent upon the use of the Internet and telephone and broadband communications to provide high-capacity data transmission without system downtime. There have been instances where regional and national telecommunications outages have caused us, and other Internet businesses, to experience systems interruptions. Any additional interruptions, delays or capacity problems experienced with telephone or broadband connections could adversely affect our ability to provide services to our customers. The temporary or permanent loss of all, or a portion, of the telecommunications system could cause disruption to our business activities and result in a loss of revenue. Additionally, the telecommunications industry is subject to regulatory control. Amendments to current regulations, which could affect our telecommunications providers, could disrupt or adversely affect the profitability of our business.
In addition, if any of our current agreements with telecommunications providers were terminated, we may not be able to replace any terminated agreements with equally beneficial ones. There can be no assurance that we will be able to renew any of our current agreements when they expire or, if we are able to do so, that such renewals will be available on acceptable terms. We also do not know whether we will be able to enter into additional agreements or that any relationships, if entered into, will be on terms favorable to us.
Our business depends, in part, on the growth and maintenance of the Internet, and our ability to provide services to our members and paying subscribers may be limited by outages, interruptions and diminished capacity in the Internet.
Our performance will depend, in part, on the continued growth and maintenance of the Internet. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. We have no control over the third-party telecommunications, cable or other providers of access services to the Internet that our members and paying subscribers rely upon. There have been instances where regional and national telecommunications outages have caused us to experience service interruptions during which our members and paying subscribers could not access our services. Any additional interruptions, delays or capacity problems experienced with any points of access between the Internet and our members could adversely affect our ability to provide services reliably to our members and paying subscribers. The temporary or permanent loss of all, or a portion, of our services on the Internet, the Internet infrastructure generally, or our members’ and paying subscribers’ ability to access the Internet could disrupt our business activities, harm our business reputation, and result in a loss of revenue. Additionally, the Internet, electronic communications and telecommunications industries are subject to federal, state and foreign governmental regulation. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Any such new laws, regulations or amendments to existing regulations could disrupt or adversely affect the profitability of our business.
We are subject to burdensome government regulations and legal uncertainties affecting the Internet that could adversely affect our business.
Legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. For example, during 2004 and 2005, legislation related to the use of background checks for users of online personals services was proposed in Ohio, Texas, California, Michigan, Florida and Virginia. None of these states enacted these proposed laws, however, state legislatures are still considering the implementation of such legislation. The enactment of any of these proposed laws could require us to alter our service offerings and could negatively impact our performance by making it more difficult and costly to obtain new subscribers and may also subject us to additional liability for failure to properly screen our subscribers. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet, generally, and decrease the acceptance of the Internet as a communications, commercial, entertainment, recruiting and advertising medium. In addition to new laws and regulations being adopted, existing laws that are not currently being applied to the Internet may subsequently be applied to it and, in several jurisdictions, legislatures are considering laws and regulations that would apply to the online personals industry in particular. Many areas of law affecting the Internet and online personals remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet or to our services.
In the normal course of our business, we handle personally identifiable information pertaining to our members and paying subscribers residing in the United States and other countries. In recent years, many of these countries have adopted privacy, security, and data protection laws and regulations intended to prevent improper uses and disclosures of personally identifiable information. In addition, some jurisdictions impose database registration requirements for which significant monetary and other penalties may be imposed for noncompliance. These laws may impose costly administrative requirements, limit our handling of information, and subject us to increased government oversight and financial liabilities. Privacy laws and regulations in the United States and foreign countries are subject to change and may be inconsistent, and additional requirements may be imposed at any time. These laws and regulations, the costs of complying with them, administrative fines for noncompliance and the possible need to adopt different compliance measures in different jurisdictions could materially increase our expenses and cause the value of our securities to decline.
Risks Related to Owning Our Securities
The price of our ADSs may be volatile, and if an active trading market for our ADSs does not develop, the price of our ADSs may suffer and decline.
Prior to the registration of all of our issued and outstanding ordinary shares in February 2006, there was no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our ADSs will not decline. The price at which our ADSs will trade is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price for the stock of many technology, communications and entertainment and media companies. Those market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a significant decline in the market price of our securities.
Our principal shareholders can exercise significant influence over us, and, as a result, may be able to delay, deter or prevent a change of control or other business combination.
As of February 1, 2006, Joe Y. Shapira, Alon Carmel, Great Hill Investors, LLC and Tiger Global Management, L.L.C. and their respective affiliates beneficially owned approximately, in the aggregate, 52.0% of our outstanding share capital. Mr. Shapira is a co-founder of our company and current Chairman of our Board of Directors. Mr. Carmel is a co-founder, former President and former Executive Co-Chairman of our Board of Directors. Great Hill Investors, LLC and its affiliates (“Great Hill”) became our largest shareholder on December 1, 2005 when it purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions. Of the 6,000,000 shares purchased, (i) 1,250,000 shares were purchased from Mr. Shapira at $4.60 per share, (ii) 1,250,000 shares were purchased from Mr. Carmel at $4.60 per share, (iii) 1,500,000 shares were purchased from Criterion Capital Management LLC, a more than 5% holder of our securities, at $5.35 per share and (iv) 2,000,000 shares were purchased from affiliates of Tiger Global Management L.L.C. at $5.35 per share. Tiger Global Management, L.L.C. (“Tiger Global Management”) is our second largest shareholder, and one of our directors, Scott Shleifer, is a limited partner of Tiger Global, L.P., an affiliate of Tiger Global Management. These shareholders possess significant influence over our company. Such share ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such share ownership may have the effect of control over substantially all matters requiring shareholder approval, including the election of directors. Other than the arrangement to elect a director at the selection of Great Hill, as discussed below, we do not expect that these shareholders will vote together as a group.
Our largest shareholder, Great Hill, also possesses a significant amount of voting power and an ability to elect a director of our company.
Great Hill beneficially owns 6,000,000 shares of our company, or approximately 19.8% of our outstanding shares, and has voting control of an aggregate of approximately 60.3% of our securities to elect a director of our company subject to the terms and conditions of the share purchase agreements entered into on December 1, 2005 with each of Mr. Shapira, Mr. Carmel, affiliates of Tiger Global Management, and Criterion Capital Management, LLC (‘‘Criterion Capital Management,’’ and collectively with Mr. Shapira, Mr. Carmel and Tiger Global Management, the ‘‘Selling Shareholders’’). Pursuant to the terms of the share purchase agreements with each of the Selling Shareholders, for so long as Great Hill collectively owns: (i) in the case of the share purchase agreements entered into with Messrs. Shapira and Carmel, at least 10% of the outstanding ordinary shares; and (ii) in the case of the share purchase agreements entered into with Tiger Global Management and Criterion Capital Management, at least 5% of the outstanding ordinary shares, each Selling Shareholder agreed that:
•	if at any time Great Hill notifies a Selling Shareholder of its desire and intention to designate a single director (‘‘Great Hill Director’’) in advance of any meeting of the shareholders for the election of directors or when any other approval is sought with respect to the election of directors, such Selling Shareholder agreed to vote all of its voting shares that are owned or held of record by such Selling Shareholder or to which it has voting power or can direct, restrict or control any such voting power (the ‘‘Remaining Shares’’) to elect such Great Hill Director; and

•	if at any time Great Hill notifies a Selling Shareholder of its desire and intention to remove or replace a Great Hill Director or to fill a vacancy caused by the resignation of a Great Hill Director, such Selling Shareholder agreed to cooperate in causing the requested removal and/or replacement by voting in the appropriate manner.
Each Selling Shareholder also irrevocably granted, and appointed Michael A. Kumin, and any other person who shall be designated by Great Hill, as such Selling Shareholder’s proxy and attorney (with full power of substitution), to vote all of such Selling Shareholder’s Remaining Shares held at the time such consent is sought or meeting is held in any circumstances where a vote, consent or other approval is sought to elect a Great Hill Director. The covenants and obligations of each Selling Shareholder terminate after a Great Hill Director (together with any replacements therefore) has served a single, full term of office of three years, in accordance with the our articles and memorandum of association, as in effect on December 1, 2005.
As a result of its voting arrangement with the Selling Shareholders, Great Hill is able to select a member of our Board of Directors at its discretion and is able to exercise significant influence over our company. This influence has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as a transaction to take the company private.
We have entered into a standstill agreement pursuant to which Great Hill and its affiliates are permitted to acquire additional voting securities of our company in the future and may initiate and participate in any tender, takeover or exchange offer, other business combination or other transaction, such as taking our company private, any of which may be to the detriment of our shareholders.
On December 1, 2005, we and Great Hill Equity Partners II, which is one of the affiliates of Great Hill, entered into a Standstill Agreement with a term of five years, unless terminated earlier.
Pursuant to the Standstill Agreement, for a period of 14 months from the date of the Standstill Agreement (the ‘‘Fourteen Month Period’’), Great Hill Equity Partners II agreed that it would not, without the prior written consent by us:

•	acquire or seek to acquire, directly or indirectly, ownership of any of our voting securities (or rights to acquire any of our class of securities or any subsidiary thereof) such that Great Hill Equity Partners II and its affiliates (the ‘‘Great Hill Group’’) would beneficially own more than 29.9% of our total voting power (the ‘‘Total Voting Power’’), which is defined as the aggregate number of votes which may be cast by holders of outstanding voting securities on a poll at a general meeting of ours taking into account any voting restrictions imposed by our Articles of Association, or take any action that would require us to make a public announcement regarding the foregoing under applicable law;

•	participate in any of the following with respect to us or our subsidiaries: (i) any tender, takeover or exchange offer or other business combination, (ii) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction, or (iii) any solicitation of proxies or consents to vote any voting securities;

•	form, join or participate in a ‘‘group’’ as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing;

•	seek to control our Board of Directors; and ( enter into any arrangements with any third party with respect to any of the above.
After the expiration of the Fourteen Month Period, Great Hill Equity Partners II agreed that it would not acquire or seek to acquire beneficial ownership of any of our voting securities (or rights to acquire any class of our securities or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (i) prior to giving effect thereto, the Great Hill Group beneficially owns less than 60% of Total Voting Power and (ii) after giving effect, the Great Hill Group would beneficially own more than 29.9% of Total Voting Power.
Under the Standstill Agreement, Great Hill is permitted to, subject to the conditions of the Standstill Agreement, increase its holding of voting securities in our company after the expiration of the Fourteen Month Period, and after expiration of the Standstill Agreement, Great Hill may increase its share ownership without restriction. As such, Great Hill may participate in and initiate any tender, takeover or exchange offer, other business combination or other transaction, such as taking our company private, any of which may be to the detriment of our shareholders.
Most of our ordinary shares and ordinary shares issuable upon the exercise of our warrants and options are eligible for sale, which results in dilution and may cause the price of our ADSs to decrease.
If our shareholders sell a substantial number of our shares, including those represented by ADSs and GDSs, in the public market, the market price of our ADSs could fall. Our ordinary shares in the form of GDSs trade on the Frankfurt Stock Exchange. We have registered on Form S-1 for sale in the United States all of our issued and outstanding ordinary shares, ordinary shares underlying all of our outstanding warrants and ordinary shares underlying all of the options held by our officers, directors and shareholders who own more than 10% of our issued and outstanding securities. The registration statement registers an aggregate of 33,263,996 ordinary shares and ordinary shares underlying warrants or options. In addition, we have filed a registration statement under the Securities Act of 1933, as amended, on Form S-8 covering all of the ordinary shares issuable upon exercise of our outstanding options and options available for future grant under our share option schemes. As of February 1, 2006, we had 4,655,201 ordinary shares underlying outstanding options and 14,424,049 ordinary shares underlying options available for future grant. Sales of ordinary shares by existing shareholders in the public market, or the availability of such ordinary shares for sale, could materially and adversely affect the market price of our securities.
You may not be able to exercise your right to vote the ordinary shares underlying your ADSs.
Under the terms of the ADSs, you have a general right to direct the exercise of the votes on the ordinary shares underlying ADSs that you hold, subject to limitations on voting ordinary shares contained in our Memorandum of Association and Articles of Association, as amended. You may instruct the depositary bank, Bank of New York, to vote the ordinary shares underlying our ADSs, but only if we request Bank of New York to ask for your instructions. Otherwise, you will not be able to exercise your right to vote unless you withdraw the ordinary shares underlying the ADSs. However, you may not receive voting materials in time to ensure that you are able to instruct

Bank of New York to vote your shares or receive sufficient notice of a shareholders’ meeting to permit you to withdraw your ordinary shares to allow you to cast your vote with respect to any specific matter. In addition, Bank of New York and its agents may not be able to timely send out your voting instructions or carry out your voting instructions in the manner you have instructed. As a result, you may not be able to exercise your right to vote and you may lack recourse if your ordinary shares are not voted as you requested.
Your right or ability to transfer your ADSs may be limited in a number of circumstances.
Your ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems expedient in connection with the performance of its duties. In addition, the depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary deem it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the deposit agreement, or for any other reason.
Our ordinary shares in the form of ADSs or GDSs are traded on more than one market and this may result in price variations.
Our ordinary shares are currently traded on the Frankfurt Stock Exchange in the form of GDSs and our ordinary shares are listed for trading on the American Stock Exchange in the form of ADSs. Trading in our ordinary shares in the form of ADSs or GDSs on these markets will be made in different currencies (dollars on the American Stock Exchange and euros on the Frankfurt Stock Exchange), and at different times (resulting from different time zones, different trading days and different public holidays in the U.S. and Germany). The trading prices of our ordinary shares in the form of ADSs or GDSs on these two markets may differ due to these and other factors. Any decrease in the trading price of our ordinary shares in the form of ADSs or GDSs on one of these markets could cause a decrease in the trading price of our ordinary shares in the form of ADSs or GDSs on the other market. Any difference in prices of our ordinary shares in the form of ADSs or GDSs on these two markets could create an arbitrage opportunity whereby an investor could take advantage of the price difference by trading between the markets, thereby potentially increasing the volatility of trading prices of our ADSs and having an adverse affect on the price of our ADSs.
If we offer any subscription rights to our shareholders, your right or ability to perform a sale, deposit, cancellation or transfer of any ADSs issued after exercise of rights might be restricted.
If we offer holders of our ordinary shares any rights to subscribe for additional shares or any other rights, the depositary may make these rights available to you after consultation with us. However, the depositary may allow rights that are not distributed or sold to lapse. In that case, you will receive no value for them. In addition, U.S. securities laws may restrict the sale, deposit, cancellation and transfer of the ADSs issued after exercise of rights. However, we cannot make rights available to you in the United States unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. In addition, under the deposit agreement, the depositary will not distribute rights to holders of ADSs unless the distribution and sale of rights and the securities to which the rights relate are either exempt from registration under the Securities Act with respect to all holders of ADSs, or are registered under the provisions of the Securities Act. We can give no assurance that we can establish an exemption from registration under the Securities Act, and we are under no obligation to file a registration statement with respect to these rights or underlying securities or to endeavor to have a registration statement declared effective. Accordingly, you may be unable to participate in our rights offerings, if any, and may experience dilution of your holdings as a result.
Investors may be subject to both United States and United Kingdom taxes.
Investors are strongly urged to consult with their tax advisors concerning the consequences of investing in our company by purchasing ADSs. Our ADSs are being sold in the United States, but we are incorporated under the laws of England and Wales. A U.S. holder of our ADSs will generally be treated as the beneficial owner of the underlying ordinary shares, as represented by ADSs, for purposes of U.S. and U.K. tax laws. Therefore, U.S. federal, state and local tax laws and U.K. tax laws will generally apply to ownership and transfer of our ADSs and the underlying ordinary shares. Tax laws of other jurisdictions may also apply.

If you hold shares in the form of ADSs, you may have less access to information about our company and less opportunity to exercise your rights as a shareholder than if you held ordinary shares.
There are risks associated with holding our shares in the form of ADSs, since we are a public company incorporated under the laws of England and Wales. We are subject to the Companies Act 1985, as amended, our Memorandum and Articles of Association, and other aspects of English company law. The depositary, the Bank of New York and/or its various nominees, will appear in our records as the holder of all our shares represented by the ADSs and your rights as a holder of ADSs will be contained in the deposit agreement. Your rights as a holder of ADSs will differ in various ways from a shareholder’s rights, and you may be affected in other ways, including:
•	you may not be able to participate in rights offers or dividend alternatives if, in the discretion of the depositary, after consultation with us, it is unlawful or not practicable to do so;

•	you may not receive certain copies of reports and information sent by us to the depositary and may have to go to the office of the depositary to inspect any reports issued;

•	the deposit agreement may be amended by us and the depositary, or may be terminated by us or the depositary, each with thirty (30) days notice to you and without your consent in a manner that could prejudice your rights, and the deposit agreement limits our obligations and liabilities and those of the depositary.
Your rights as a shareholder will be governed by English law and will differ from and may be inferior to the rights of shareholders under U.S. law.
We are a public limited company incorporated under the laws of England and Wales. Our corporate affairs are governed by our Memorandum and Articles of Association, by the Companies Act 1985, each as amended, and other common and statutory laws in England and Wales. The rights of shareholders to take action against the directors and actions by minority shareholders are to a large extent governed by the common law and statutory laws of England and Wales. These rights differ from the typical rights of shareholders in U.S. corporations. Facts that, under U.S. law, would entitle a shareholder in a U.S. corporation to claim damages may give rise to an alternative cause of action under English law entitling a shareholder in an English company to claim damages in an English court. However, this will not always be the case. For example, the rights of shareholders to bring proceedings against us or against our directors or officers in relation to public statements are different under English law than the civil liability provisions of the U.S. securities laws. In addition, shareholders of English companies may not have standing to initiate shareholder derivative actions in various courts, including before the federal courts of the United States. As a result, our public shareholders may face different considerations in protecting their interests in actions against our company, management, directors or our controlling shareholders, than would shareholders of a corporation incorporated in a jurisdiction in the United States, and our ability to protect our interests if we are harmed in a manner that would otherwise enable us to sue in a United States federal court, may be limited.
You may have difficulties enforcing, in actions brought in courts in jurisdictions located outside the United States, liabilities under the U.S. securities laws. In particular, if you sought to bring proceedings in England based on U.S. securities laws, the English court might consider:
•	that it did not have jurisdiction; and/or

•	that it was not the appropriate forum for such proceedings; and/or

•	that, applying English conflict of laws rules, U.S. law (including U.S. securities laws) did not apply to the relationship between you and us or our directors and officers; and/or

•	that the U.S. securities laws were of a public or penal nature and should not be enforced by the English court.
Alternatively, if you were to bring an action in a U.S. Court, and we were to bring a competing action in an English Court, the English Court may grant an order seeking to prohibit you from pursuing the action before the U.S. court.

You should also be aware that English law does not allow for any form of legal proceedings directly equivalent to the class action available in U.S. courts. In addition, awards of punitive damages (or their nearest English law equivalent), are rare in English courts.
In addition, we are required by the Companies Act 1985 to prepare for each financial year audited accounts which comply with the requirements of that Act. These UK audited accounts are distributed to holders of our ordinary shares in advance of our annual shareholder meeting at which the UK audited accounts are voted on by our shareholders and are then filed with the Registrar of Companies for England and Wales. The UK audited accounts will be audited by an accounting firm eligible under UK statutory requirements, currently the UK firm Ernst & Young LLP. The UK audited accounts are likely to be materially different to the US GAAP financial statements which will be prepared in a form similar to those included within this report and which will be filed with the US Securities and Exchange Commission. Our shareholders will not have an opportunity to vote on our US GAAP financial statements. Our ability to pay future dividends will be determined by reference to the distributable reserves shown by our UK audited accounts and this may restrict our ability to pay such dividends.
You may have difficulty in effecting service of process or enforcing judgments obtained in the United States against one of our directors named in this report who is not a resident of the United States.
Currently, one of our directors, Martial Chaillet, named in this report is a resident of a country other than the United States. Furthermore, all or a substantial portion of his assets may be located outside the United States. As a result, it may not be possible for you to:
•	effect service of process within the United States upon such director; or

•	enforce in U.S. courts judgments obtained against such director in the U.S. courts in any action, including actions under the civil liability provisions of U.S. securities laws; or

•	enforce in U.S. courts judgments obtained against such director in courts of jurisdictions outside the United States in any action, including actions under the civil liability provisions of U.S. securities laws.
You may also have difficulties enforcing in courts outside the United States judgments obtained in the U.S. courts against any of our directors and some of the experts named in this report or us (including actions under the civil liability provisions of the U.S. securities laws). In particular, there is doubt as to the enforceability in England of U.S. civil judgments predicated purely on U.S. securities laws. In any event, there is no system of reciprocal enforcement in England and Wales of judgments obtained in the U.S. courts. Accordingly, a judgment against any of those persons or us may only be enforced in England and Wales by the commencement of an action before the English court, seeking the recognition of the judgment of the U.S. court at common law in England. Judgment against any of those persons or us, as the case may be, may be granted by the English court without requiring the issues on the merits in the U.S. litigation to be reopened on the basis that those matters have already been decided by the U.S. court. To recognize a U.S. court Judgment, the English court must be satisfied that:
•	that the judgment is final and conclusive;

•	that the U.S. court had jurisdiction (as a matter of English law);

•	that the U.S. judgment is not impeachable for fraud and is not contrary to English rules of natural justice;

•	that the enforcement of the judgment will not be contrary to public policy or statute in England;

•	that the judgment is for a liquidated sum;

•	that the English proceedings were commenced within the relevant limitation period;

•	that the judgment is not directly or indirectly for the payment of taxes or other charges of a like nature or a fine or penalty;

•	that the judgment remains valid and enforceable in the court in which it was obtained unless and until it is stayed or set aside; and

•	that, before the date on which the U.S. court gave judgment, the issues in question had not been the subject of a final judgment of an English court or of a court of another jurisdiction whose judgment is enforceable in England.
We have never paid any dividend and we do not intend to pay dividends in the foreseeable future.
To date, we have not declared or paid any cash dividends on our ordinary shares and currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. Moreover, companies incorporated under the laws of England and Wales cannot pay dividends unless they have distributable profits as defined in the Companies Act 1985 as amended. As a result, you should not rely on an investment in our shares if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future.
Currency fluctuations may adversely affect the price of the ADSs relative to the price of our GDSs.
The price of our GDSs is quoted in euros. Movements in the euro/ U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our GDSs. For example, if the euro weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline, even if the price of our GDSs in euros increases or remains unchanged.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 2. PROPERTIES
We do not own any real property. Our headquarters are located in Beverly Hills, California, where we occupy approximately 26,500 square feet of office space that houses our technology department, customer service operations, and most of our corporate and administrative personnel. This lease expires on July 31, 2007. Our monthly base rent for this facility is $53,850. We also currently lease office space in Provo, Utah; Cupertino, California; San Francisco, California, Israel; England; and Germany. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
Three separate yet similar class action complaints have been filed against us. On June 21, 2002, Tatyana Fertelmeyster filed an Illinois class action complaint against us in the Circuit Court of Cook County, Illinois, based on an alleged violation of the Illinois Dating Referral Services Act. On September 12, 2002, Lili Grossman filed a New York class action complaint against us in the Supreme Court in the State of New York based on alleged violations of the New York Dating Services Act and the Consumer Fraud Act. On November 14, 2003, Jason Adelman filed a nationwide class action complaint against us in the Los Angeles County Superior Court based on an alleged violation of California Civil Code section 1694 et seq., which regulates businesses that provide dating services. In each of these cases, the complaint included allegations that we are a dating service as defined by the applicable statutes and, as an alleged dating service, we are required to provide language in our contracts that allows (i) members to rescind their contracts within three days, (ii) reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (iii) members to cancel their contracts in the event of disability or relocation. Causes of action include breach of applicable state and/or federal laws, fraudulent and deceptive business practices, breach of contract and unjust enrichment. The plaintiffs are seeking remedies including declaratory relief, restitution, actual damages although not quantified, treble damages and/or punitive damages, and attorney’s fees and costs.
Huebner v. InterActiveCorp., Superior Court of the State of California, County of Los Angeles, Case No. BC 305875 involves a similar action, involving the same plaintiff’s counsel as Adelman, brought against InterActiveCorp’s Match.com that has been ruled related to Adelman, but the two cases have not been consolidated. We have not been named a defendant in the Huebner case. Adelman and Huebner each seek to certify a nationwide class action based on their complaints. Because the cases are class actions, they have been assigned to the Los Angeles Superior Court Complex Litigation Program.
A mediation occurred in Adelman in 2004 that did not result in a settlement. A post-mediation status conference was held on Friday, July 16, 2004. At that Status Conference, the court suggested that the parties agree to a bifurcation of the liability issue. The purpose of the bifurcation is to allow the Court to determine whether as a matter of law the California Dating Services Act (“CDS Act”) applies to us. In this way, if the Court determines that the CDS Act is inapplicable, all further expenses associated with discovery and class certification can be avoided. The Court has permitted limited discovery including document requests and interrogatories, the parties will each be permitted to take one deposition without further leave of the Court, the parties will be allowed to designate expert witnesses, and the Court will conduct a trial on the issue of the applicability of the CDS Act to our business in the spring of 2006.
Although some written discovery relating to the bifurcated trial has been completed, depositions have not yet been taken. A second mediation occurred in Adelman on Friday, February 10, 2006, but the mediation has not yet been completed. The mediation resumed on February 23, 2006, but did not result in a settlement. The bifurcated trial in Adelman is now set for May 15, 2006, the deposition cut-off date is March 24, 2006, and the final briefing deadline is April 17, 2006.
On March 25, 2005, the court in Fertelmeyster entered its Memorandum Opinion and Order (‘‘Memorandum Opinion’’) granting summary judgment in our favor, on the grounds that Fertelmeyster lacks standing to seek injunctive relief or restitutionary relief under the Illinois Dating Services Act, Fertelmeyster did not suffer any actual damages, and that we were not unjustly enriched as a result of our contract with Fertelmeyster. The Memorandum Opinion ‘‘disposes of all matters in controversy’’ in the litigation and also provides that we are subject to the Illinois Dating Services Act and, as such, our subscription agreements violate the act and are void and unenforceable. This ruling may subject us to potential liability for claims brought by the Illinois Attorney General or customers that have been injured by our violation of the statute. Fertelmeyster filed a Motion for Reconsideration of the Memorandum Opinion and, on August 26, 2005, the court issued its opinion denying Fertelmeyster’s Motion for Reconsideration. In the opinion, the court, among other things: (i) decertified the class, eliminating the last remnant of the litigation; (ii) rejected each of the plaintiff’s arguments based on the arguments and law that we provided in our opposition; (iii) stated that the court would not judicially amend the Illinois statute to provide for restitution when the legislature selected damages as the sole remedy; (iv) noted that the cases cited by plaintiff in connection with plaintiff’s Motion for Reconsideration actually support the court’s prior order granting summary judgment in our favor; and (v) denied plaintiff’s Motion for Reconsideration in its entirety. The time period for filing an appeal from the Memorandum Opinion in the Fertelmeyster Action has now expired, and as a result, the Fertelmeyster litigation is now concluded.
In December 2002, the Supreme Court of New York dismissed the case brought by Ms. Grossman. Although the plaintiff appealed the decision, in October 2004, the New York Supreme Court, Appellate Division upheld the lower court’s dismissal. In addition, two Justices in a concurring opinion concluded that our services were not covered under the New York Dating Services Act.
A lawsuit was filed against us in the United States District Court for the Central District of California by Datingcity, Ltd, Case No. CV05-4463 SJO (SSx). The Complaint alleges causes of action for (1) Breach of Contract, (2) Unjust Enrichment, (3) Promissory Estoppel, and (4) Accounting. Datingcity alleges that it entered into a contract with Spark for the sale of a database owned by Datingcity. Datingcity further alleges that Spark did not pay Datingcity the agreed upon price for the purchase of the database. We contend that the contract at issue was signed in error, Datingcity misrepresented the quality of its database, and the information contained in the database was virtually useless and without value. Accordingly, on July 15, 2005, we filed an Answer and Counterclaim against Datingcity alleging claims for (1) Rescission based on Unilateral Mistake, (2) Rescission based on Mutual Mistake, (3) Rescission based on Failure of Consideration, (4) Rescission based on Fraud in the Inducement, (5) Fraud, (6) Negligent Misrepresentation, and (7) Declaratory Relief. At a status conference that was held on August 22, 2005, the court scheduled this matter for a jury trial on April 25, 2006. However, in September 2005 we settled this litigation by paying Datingcity $75,000.
On July 21, 2005, Leonard Kristal (‘‘Kristal’’) and MatchPower Ltd. (‘‘MatchPower’’) filed an action in the Los Angeles County Superior Court, Civil Action No. SC086367, entitled ‘‘LEONDARD KRISTAL, and MATCHPOWER, LTD., Plaintiffs, v. MATCHNET, PLC; SPARK NETWORKS, PLC, and DOES 1 through 25, inclusive, Defendants (the ‘‘Kristal/MatchPower Action’’). In their complaint, Kristal and MatchPower assert claims for a breach of contract, wrongful termination in violation of public policy, and solicitation of employee by misrepresentation. MatchPower alleges that it entered into an agreement with us to pay MatchPower the sum of $15,000 per month from March 30, 2004 through April 2005 and that we now owe MatchPower the sum of $90,000 under the agreement. We have filed a Motion to Dismiss and/or for Forum Non Conveniens under the MatchPower agreement, which provides that the exclusive jurisdiction for disputes is ‘‘the English courts,’’ in order to require that MatchPower litigate its claims, if any, in England. The court has granted that Motion and MatchPower is no longer a party to the case. Kristal alleges that (i) we entered into an employment agreement pursuant to which Kristal was employed on a part-time basis at the rate of $10,000 per month through April 2005, (ii) the employment agreement was amended in July 2004 to increase Kristal’s monthly salary to $15,000 per month, (iii) Kristal was required to move and establish residency in Los Angeles and (iv) the employment agreement was terminated on December 22, 2004. Kristal alleges that we owe him $85,000 under the agreement, plus a waiting time penalty of $15,000. Kristal also alleges that, in August 2004, we orally promised Kristal the right to purchase at least 110,000 shares of our shares at a purchase price of $2.50 and that he was terminated because he made a written complaint that he had not been paid according to his contract and as a result, his termination was a retaliatory termination in violation of public policy. Kristal claims that he is entitled to recover damages for pain and suffering and emotional distress and punitive damages based on his retaliatory termination. In addition, Kristal claims that he was induced to move to Los Angeles for the purpose of accepting employment from us in Los Angeles and that we promised Kristal employment at least through April 2005, together with wages for employment at the rate of $15,000 per month. According to Kristal, we misrepresented to Kristal the length of his employment and the compensation therefore, and as a result, he claims he is entitled to double damages caused by misrepresentations allegedly made by us to Kristal pursuant to California Labor Code § 972.
A mediation occurred in the Kristal/MatchPower Action on January 17, 2006. At the mediation, the parties entered into a binding settlement stipulation (the “Stipulation”). According to the terms of the Stipulation, we will pay to Kristal the sum of $150,000 in equal monthly installments of $8,333.33 commencing February 1, 2007, and Kristal and MatchPower will: (i) execute general releases of known and unknown claims in our favor and (ii) dismiss with prejudice the action they have filed against us. A disagreement exists regarding the language to be included, and the scope of, the General Release. A motion to enforce the settlement provided for in the Stipulation is set to be heard on March 22, 2006. We anticipate that the Stipulation will be enforced according to its terms.
On March 10, 2005, Akonix Systems, Inc. (“Akonix”) filed with the American Arbitration Association a demand for arbitration against us. Akonix, which provided software services to us pursuant to a Project Contract and Amendment thereto (“Akonix Contract”), claims that we breached an obligation under the Akonix Contract to issue to Akonix an option to purchase 50,000 shares of our common stock at a strike price equal to the October 23, 2000 last trading price of such stock on the Frankfurt Stock Exchange (the “Stock Option”). Although the Akonix Contract called for the Stock Option to be delivered to Akonix by December 19, 2001, Akonix did not demand delivery of the Stock Option until mid-2004.
Akonix claims damages in excess of $500,000, based on the difference between the strike price for the Stock Option and the highest trading price of our stock in 2004. We contend that Akonix is not entitled to pursue any claim based on the Stock Option because, among other things, (a) Akonix did not timely demand issuance of the Stock Option, (b) Akonix did not tender to us payment of the option price, and (c) the provision in the Akonix Contract for issuance of the Stock Option is unenforceable, as no agreement was reached on the length of time within which Akonix was entitled to exercise the Stock Option.
In Akonix, the parties have recently had a status conference with the arbitrator, pursuant to which the applicable deadlines for completing discovery and proceeding with the arbitration have been continued indefinitely. In the status conference, the parties agreed in concept to mediating this dispute. The mediation in Akonix occurred on January 31, 2006. At the mediation, we proposed to settle the claims of Akonix for a payment of $75,000. On Thursday, February 16, 2006, Akonix accepted our proposal. Settlement documents have been prepared and it is anticipated that settlement documents will be executed, and a settlement payment will be made, in the next thirty (30) days.
On September 16, 2005, Soheil Davood (“Davood”) filed a Complaint against Spark entitled Soheil Davood vs. Spark Networks, plc, Los Angeles County Superior Court Case No. BC 339998, alleging causes of action for (1) Breach of Express Warranty, (2) Breach of Implied Warranty, (3) Negligent Misrepresentation, and (4) Negligent Infliction of Emotional Distress. Davood alleges (i) he subscribed to JDate, a website operated by us; (ii) he communicated with a female; (iii) she gave him what he thought was her phone number; and (iv) when he called the number, it was a rejection hotline recording causing him to be humiliated and suffer emotional distress. We believe we have no liability for this claim, and Davood’s counsel has indicated Davood will probably dismiss Davood’s action against Spark after Spark responds to a subpoena requesting information regarding the female subscriber who embarrassed Davood.
We have an indefinite extension of time within which to respond to the Complaint and have requested that Davood and his counsel dismiss the Complaint with prejudice because we believe we have no liability for this claim.
We have filed an action in the Los Angeles County Superior Court (“JetPay”) against JetPay Merchant Services, LLC, Los Angeles Superior Court Civil Action No. BC346182. In the Complaint in JetPay, we assert causes of action against JetPay for breach of oral contract, intentional misrepresentation, fraudulent inducement, intentional interference with economic advantage, breach of fiduciary duty, negligence, unfair business practices, and declaratory relief. We seek compensatory damages against JetPay in the sum of $2,277,095.38 together with punitive damages to the extent permitted by applicable California law as provided in the Complaint in the JetPay Action. After we filed the Complaint against JetPay, we discovered that JetPay had retained, converted, and/or not distributed to us funds belonging to us in the aggregate amount of approximately $331,000 not reflected in the Complaint filed by us against JetPay. We intend to amend our Complaint to seek the recovery of all such funds. JetPay has provided a written memorandum to us in which JetPay claims that it suffered actual damages of $439,012.70 as of January 10, 2006 and is entitled to recover liquidated damages in the amount of $682,514.54.
On February 21, 2006, JetPay filed a Notice of Removal of our state court action against JetPay to the United States District Court for the Central District of California (“California Federal Court Action”). JetPay has filed an Answer to our Complaint and a Counterclaim in the California Federal Court Action in which JetPay asserts the claims previously raised by JetPay in its correspondence with us. In addition, JetPay has filed a Complaint against us in the United States District Court for the Northern District of Texas (“Texas Federal Court Action”) in which it asserts the same claims it has alleged in its Counterclaim in the California Federal Court Action. JetPay has announced its intention to file a Motion to Stay or dismiss the California Federal Court Action so that its claims can be prosecuted in the Texas Federal Court Action, and when that motion is filed, we will vigorously oppose it in order to prosecute our claims against JetPay in the California Federal Court Action. For the reasons set forth in our Complaint in JetPay among others, we believe that we are not indebted to JetPay in any amount whatsoever, we intend to vigorously defend any claim filed by JetPay against us, whether in JetPay or otherwise, and we are in the process of prosecuting JetPay for the recovery of the damages set forth above suffered by the us as a result of the acts and omissions of JetPay.
We intend to defend vigorously against each of the lawsuits. However, no assurance can be given that these matters will be resolved in our favor and, depending on the outcome of these lawsuits, we may choose to alter our business practices.
We have additional existing legal claims and may encounter future legal claims in the normal course of business. In our opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations. We believe we has accrued appropriate amounts where necessary in connection with the above litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 14, 2005, we held our 2005 Annual General Meeting of Shareholders (the “AGM”). On November 15, 2005, our registration statement on Form 10 became effective and our ordinary shares became registered under Section 12 of the Securities Exchange Act of 1934, as amended. At the AGM, our shareholders voted to:
(i)	approve an amendment to our Articles of Association so that during such times that our ordinary shares or securities representing such shares are admitted to trading on the American Stock

Exchange, Nasdaq National Market and/or Nasdaq Small Cap Market, the quorum requirement at a general meeting will be one-third of our issued and outstanding ordinary shares present in person or by proxy and entitled to vote;
(ii)	elect Michael Brown, Martial Chaillet, Laura Lauder and Scott Shleifer as directors and to re-elect Joe Y. Shapira, David E. Siminoff and Benjamin Derhy as directors;

(iii)	approve the reduction of our share premium account in connection with a possible rescission offer by our company;

(iv)	adopt our company’s accounts for the year ended December 31, 2004 and the directors’ and auditors’ reports on such accounts;

(v)	approve the remuneration report for our directors’ remuneration for the year ended December 31, 2004; and

(vi)	reappoint our auditors and to authorize our directors to fix the auditors’ remuneration.
Each of the foregoing resolutions were approved by a vote of 1,150,000 votes for and no votes against, withheld, abstained or were broker non-votes.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares in the form of ADSs were approved in February 2006 for trading on the American Stock Exchange under the trading symbol “LOV.” As of the filing date of this report, an established public trading market for our ADSs has not yet developed. Our ordinary shares in the form of GDSs are currently traded on the Frankfurt Stock Exchange under the symbol ‘‘MHJG’’. The following table summarizes the high and low sales prices of our GDSs in euros as reported by the Frankfurt Stock Exchange for the periods noted below, and as translated into U.S. dollars at the currency exchange rate in effect on the date the price was reported on the Frankfurt Stock Exchange. The currency exchange rate is based on the average bid and ask exchange price as reported by OANDA for such date.

	High		Low

Year ended December 31, 2004
First Quarter	€11.85	$14.68	€4.20	$5.39
Second Quarter	€9.85	$11.79	€6.30	$7.63
Third Quarter	€8.00	$9.62	€2.85	$3.49
Fourth Quarter	€7.33	$9.68	€4.75	$6.06
Year ended December 31, 2005
First Quarter	€8.25	$10.66	€6.16	$8.02
Second Quarter	€8.00	$10.37	€5.26	$6.47
Third Quarter	€7.50	$9.28	€5.25	$6.85
Fourth Quarter	€6.29	$7.50	€4.45	$5.22
We had 121 shareholders of record as of February 1, 2006. We had not declared or paid any cash dividends on our common shares. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future. Our equity compensation plan information is provided as set forth in Part III, Item 12 (“Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.
Unregistered Sales of Equity Securities
During the year ended December 31, 2005, we have issued unregistered securities to the persons described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder, except as specified below. All recipients had adequate access, through their relationships with us, to information about us.
     1. In August 2003, we issued warrants to Europlay Capital Advisors, LLC (“ECA”), an accredited investor as defined in Rule 501(a) under Regulation D, for the purchase of up to 1,000,000 ordinary shares at an exercise price of $2.44 per share in exchange for financial consulting services provided to us by ECA. In December 2004, ECA and our company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, we issued a warrant certificate for 750,000 shares. From January 1, 2005 to December 31, 2005, pursuant to the terms of the warrant agreement, ECA effected cashless exercises of warrants accounting for a total of 320,000 ordinary shares at a per share exercise price of $2.44 and we, after accounting for ECA’s cashless exercises, issued a total of 226,536 ordinary shares pursuant to such exercises.
     2. From January 1, 2005 to December 31, 2005, we have issued an aggregate of 8,000 ordinary shares for cash consideration of $10,325 upon the exercise of warrants issued in connection with a 1998 private placement pursuant to Regulation S of the Securities Act.

     3. In June 2005, we issued 150,000 ordinary shares to two shareholders of MingleMatch, Inc., each of which were accredited investors, in connection with our acquisition of MingleMatch. The issuance of the shares was exempt from registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.
     4. In July 2005, we issued 200,000 ordinary shares to Sharman Networks Ltd., a Vanuatu corporation, in exchange for services. The issuance of securities was exempt from registration requirements of the Securities Act of 1933 by virtue of Regulation S.
     5. On November 18, 2005, we filed a registration statement under the Securities Act of 1933, as amended, on Form S-8, which has become effective, covering the ordinary shares underlying outstanding options and ordinary shares reserved for issuance upon the exercise of options available for grant under our share option schemes. From January 1, 2005 to November 17, 2005, we issued an aggregate of 1,062,609 ordinary shares upon the exercise of options granted to directors, officers, employees and consultants for services provided to the Company under our 2000 Executive Share Option Scheme (“2000 Option Scheme”) with per share exercise prices ranging from $1.26 to $6.16, and a weighted average exercise price of $2.48 per share. The issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from qualification under California state and federal securities laws, and as a result, we may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, we may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included herein. The following selected consolidated statement of operations data for each of the three years in the period ended December 31, 2005, and the selected consolidated balance sheet data as of December 31, 2004 and 2003, are derived from the audited consolidated financial statements of our company included elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 2001 and the selected consolidated balance sheet data as of December 31, 2002 and 2001 are derived from the audited consolidated financial statements of our company not included in this report. Our ordinary shares in the form of GDSs currently trade on the Frankfurt Stock Exchange, in Germany. Pursuant to the laws governing this exchange, we publicly reported our quarterly and annual operating results. On April 28, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our new auditors, we restated our financial statements for the first three quarters of 2003 and for each of the years ended December 31, 2002 and 2001 to correct inappropriate accounting entries. You should therefore not rely on data derived from such financial statements. The historical results are not necessarily indicative of results to be expected in any future period.

	Years ended December 31,(1)
(in thousands, except per share amounts)	2005	2004(6)	2003(6)	2002	2001
Consolidated Statements of Operations Data:
Net revenues	$65,511	$65,052	$36,941	$16,352	$10,434
Direct marketing expenses	24,411	31,240	18,395	5,396	2,044

Contribution margin	41,100	33,812	18,546	10,956	8,390
Operating expenses:*
Indirect marketing	1,208	2,607	986	403	540
Customer service	2,827	3,379	2,536	1,207	641
Technical operations	7,546	7,184	4,481	1,587	1,772
Product development	4,118	2,013	959	603	359
General and administrative	25,074	29,253 (2)	18,537 (2)	7,996	5,496
Amortization of intangible assets other than goodwill	1,085	860	555	524	2,137
Impairment of long-lived assets	105	208	1,532	—	3,997

Total operating expenses	41,963	45,504	29,586	12,320	14,942

Operating (loss)	(863)	(11,692)	(11,040)	(1,364)	(6,552)

Interest (income) and other expenses, net	711	(66)	(188)	(840)	1,627

(Loss) before income taxes	(1,574)	(11,626)	(10,852)	(524)	(8,179)
Provision for income taxes	(136)	1	—	—	—

Net (loss)	(1,438)	(11,627)	(10,852)	(524)	(8,179)

Net (loss) per share — basic and diluted(3)	(0.06)	(0.51)	(0.57)	(0.03)	(0.47)

Weighted average shares outstanding-basic and diluted (3)	26,105	22,667	18,970	18,460	17,460

Other Financial Data:
Depreciation	3,624	3,065	1,441	874	544
Additional Information:
Average paying subscribers(4)	220,000	226,100	125,800	58,700	—

	2005	2004(6)	2003(6)	2002	2001
* Operating expenses include share-based compensation as follows:
Indirect marketing	24	156	79	—	—
Customer service	44	—	—	—	—
Technical operations	338	22	140	—	—
Product development	248	—	—	—	—
General and administrative	2,063	1,526	1,652	—	—

	December 31,
	2005	2004	2003	2002	2001
	(unaudited)
Consolidated Balace Sheet Data:
Cash, cash equivalents and marketable securities	17,292	7,423	5,815	7,755	7,569
Total assets	48,620	27,359	16,969	17,461	16,352
Deferred revenue	4,991	3,933	3,232	1,535	993
Capital lease obligations and notes payable	10,830	1,873	487	—	—
Total liabilities	23,437	16,872	11,659	3,998	3,238
Shares subject to rescission (5)	6,089	3,819	—	—	—
Accumulated deficit	(45,073)	(43,635)	(32,008)	(21,156)	(20,632)
Total shareholders’ equity	19,094	6,668	5,310	13,463	13,114

(1)	Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of certain asset and business acquisitions.

(2)	In 2004, general and administrative expenses included an expense of approximately $2.4 million related to an employee severance, $2.1 million related to the United States initial public offering of MatchNet, Inc. that was planned for mid-2004, but which was withdrawn shortly after the related registration statement was filed in the third quarter of 2004, as well as one legal settlement resulting in the recognition of $900,000 in expenses in the third quarter and two legal settlements resulting in the recognition of $2.1 million in expenses in the fourth quarter of 2004. In 2003, general and administrative expenses included a charge of $1.7 million primarily related to a settlement with Comdisco.

(3)	For information regarding the computation of per share amounts, refer to note 1 of our consolidated financial statements.

(4)	Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and the end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period. Additionally, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of business metrics we use to evaluate our business. We did not track data for the year ended December 31, 2001 sufficient to accurately set forth the number of average paying subscribers for the respective periods.

(5)	Under our 2000 Executive Share Option Scheme (“2000 Option Scheme”), we granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, we may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, we may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares. However, it is the Securities and Exchange Commission’s position that a rescission offer will not bar or extinguish any liability under the Securities Act of 1933 with respect to these options and shares, nor will a rescission offer extinguish a holder’s right to rescind the issuance of securities that were not registered or exempt from the registration requirements under the Securities Act of 1933. As of December 31, 2005, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $6.1 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to our company upon exercise of their option.

(6)	For the purposes of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.

PRO FORMA COMBINED FINANCIAL DATA
The following unaudited pro forma combined financial information gives effect to the acquisition on May 19, 2005, by Spark Networks plc (formerly MatchNet plc) of MingleMatch, Inc., a corporation based in Provo, Utah. The purchase price for the acquisition was $12 million in cash, which will be paid over 12 months (as discussed further in note 9 to our consolidated financial statements, notes payable), as well as 150,000 shares of the Company’s ordinary shares which, on the date of the acquisition, carried a value of approximately $1.2 million.
The unaudited pro forma combined financial information is for illustrative purposes only and reflects certain estimates and assumptions. These unaudited pro forma combined financial statements should be read in conjunction with the accompanying notes, our historical consolidated financial statements and MingleMatch’s historical financial statements, including the notes thereto, and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ all of which are included elsewhere in this report.
The pro forma combined statements of operation for the years ended December 31, 2005 gave effect to the acquisition of MingleMatch, Inc. as if it had been completed on January 1, 2005. Our combined financial statements include the results of operations of MingleMatch, Inc. from its acquisition date May 19, 2005 to December 31, 2005. The MingleMatch column for the year ended December 31, 2005 includes MingleMatch activity for the period prior to its acquisition date from January 1, 2005 to May 18, 2005. The pro forma combined financial statements are not necessarily indicative of operating results which would have been achieved had the foregoing transaction actually been completed at the beginning of the subject periods and should not be construed as representative of future operating results.

	Year ended December 31, 2005
	Spark	Mingle	Pro Forma	Pro Forma
	Networks	Match	Adjustments	Consolidated
	(in thousands, except per share amounts)
Net revenues	$65,511	$1,453	$—	$66,964

Direct marketing expenses	24,411	741	—	25,152

Contribution margin	41,100	712	—	41,812

Operating expenses:
Indirect marketing	1,208	79	—	1,287
Customer service	2,827	147	—	2,974
Technical operations	7,546	350	—	7,896
Product development	4,118	113	—	4,231
General and administrative (excluding share-based compensation)	25,074	986	—	26,060
Amortization of intangible assets other than goodwill	1,085	2	313 (1)	1,400
Impairment of long lived assets	105	—	—	105

Total operating expenses	41,963	1,677	313	43,953

Operating (loss) income	(863)	(965)	(313)	(2,141)

Interest (income) and other expenses, net	711	(209)	—	502

Pre-tax (loss)	(1,574)	(756)	(313)	(2,643)

Income taxes	(136)	—	—	(136)

Net (loss)	$(1,438)	$(756)	$(313)	$(2,507)

Net (loss) income per ordinary share — basic and diluted	(0.06)			(0.10)

Weighted average ordinary shares outstanding — basic and diluted	26,105			26,105

(1)	Represents amortization of intangible assets that would have occurred if the purchase had happened on January 1, 2005.

Stub Period Ended
May 18, 2005
Domain Names	$297
Subscriber Discounts	—
Developed Software	16

Total Amortization	313

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At May 19, 2005
(In thousands)
Current assets (including cash acquired of $221)	$295
Property and equipment, net	162
Goodwill	9,742
Domain names and databases	4,655

Total assets acquired	14,854
Current liabilities	41
Deferred tax liability	1,823

Net assets acquired	$12,990
Of the $4,655,000 of acquired intangible assets, $2,360,000 was assigned to member databases and will be amortized over three years, $370,000 was assigned to subscriber databases which will be amortized over three months, $205,000 was assigned to developed software which will be amortized over five years, and $1,720,000 was assigned to domain names which are not subject to amortization.
Of the $9,742,000 of acquired goodwill, $400,000 was assigned to assembled workforce and $1,823,000 was as a result of recording a deferred tax liability resulting from differences between tax and book bases as proscribed by SFAS 109.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes that are included in this Report.
Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” ”plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” section and elsewhere in this report.
General
We are a public limited company incorporated under the laws of England and Wales and our ordinary shares in the form of GDSs currently trade on the Frankfurt Stock Exchange and in the form of ADSs on the American Stock Exchange. We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online and participate in a community, become friends, date, form a long-term relationship or marry.
Our revenues have grown from $659,000 in 1999 to $65.5 million in 2005. For the year ended December 31, 2005, we had approximately 220,000 average paying subscribers, representing a decrease of 2.7% from the same period in 2004. We define a member as an individual who has posted a personal profile during the immediately preceding 12 months or an individual who has previously posted a personal profile and has subsequently logged on to one of our Web sites at least once in the preceding 12 months. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and Web site features beyond those provided to our members, and average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and the end of the month, divided by two. Our key Web sites are JDate.com, which targets the Jewish singles community in the United States, at a current monthly subscription fee of $34.95 and AmericanSingles.com, which targets the U.S. mainstream online singles community, at a current monthly subscription fee of $29.99. Our subscription fees are charged on a monthly basis, with discounts for longer-term subscriptions ranging from three to twelve months. Longer-term subscriptions are charged up-front and we recognize revenue over the terms of such subscriptions.
We have grown both internally and through acquisitions of entities, and selected assets of entities, offering online personals services and related businesses. As a result of each of these acquisitions, we have been able to expand and cross-promote into vertical affinity markets, combine the target entity’s existing database of online personals customers into one of our Web sites’ databases, with the goal of attracting new members to our Web sites, retaining as many of them as possible and converting them into paying subscribers. Through our business acquisitions, we have expanded into new markets, leveraged and enhanced our existing brands to improve our position within new markets, and gained valuable intellectual property. During the last three years, we made the following acquisitions:
•	In May 2005, we acquired MingleMatch, Inc., a company that operates religious, ethnic, special interest and geographically targeted online singles communities. The acquisition of MingleMatch fits with our strategy of creating affinity-focused online personals that provide quality experiences for our members. We expect that our purchase of MingleMatch will allow for numerous cost savings and revenue synergies. Expected cost savings include savings from cost reductions in customer service and marketing, where we plan to be able to market to existing members of our other Web sites, particularly AmericanSingles. Expected revenue synergies include cross-promotion and bundled subscription opportunities with members of our other Web sites, particularly AmericanSingles.

•	In September 2004, we purchased a 20% equity interest, with an option to acquire the remaining interest, in Duplo AB, an online provider of social networking products and services in Sweden, with the intent of expanding into new markets and strengthening our existing brands.

•	In January 2004, we purchased Point Match Ltd., a competitor of JDate.co.il in Israel.
Our future performance will depend on many factors, including:
•	continued acceptance of online personals services;

•	our ability to attract a large number of new members and paying subscribers, and retain those members and paying subscribers;

•	our ability to increase brand awareness, both domestically and internationally;

•	our ability to sustain and, when possible, increase subscription fees for our services; and

•	our ability to introduce new targeted Web sites, affiliate programs, fee-based services and advertising as additional sources of revenues.

Our ability to compete effectively will depend on the timely introduction and performance of our future Web sites, services and features, the ability to address the needs of our members and paying subscribers and the ability to respond to Web sites, services and features introduced by competitors. To address this challenge, we have invested and will continue to invest existing personnel resources, namely Internet engineers and programmers, in order to enhance our existing services and introduce new services, which may include new Web sites as well as new features and functions designed to increase the probability of communication among our members and paying subscribers and to enhance their online personals experiences. Our software development team consisted of 20 employees as of December 31, 2005, who are focused on expanding and improving the features and functionality of our Web sites. The Company believes that it has sufficient cash resources on hand to accomplish the enhancements that are currently contemplated.
Critical Accounting Policies, Estimates and Assumptions
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, prepaid advertising, Web site and software development costs, goodwill, intangible and other long-lived assets, accounting for business combinations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management has discussed the development and selection of our critical accounting policies, estimates and assumptions with our Board of Directors and the Board has reviewed these disclosures.
We believe the following critical accounting policies reflect the more significant judgments and estimates we used in the preparation of our consolidated financial statements:
Revenue Recognition and Deferred Revenue
Substantially all of our revenues are derived from subscription fees. Revenues are presented net of credits and credit card chargebacks. We recognize revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin No. 104, ‘‘Revenue Recognition.’’
Recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed and determinable, and collection is reasonably assured. Paying subscribers primarily pay in advance using a credit card and all purchases are final and nonrefundable. Subscription fees collected in advance are deferred and recognized as revenue, using the straight-line method, over the term of the subscription. We reserve for potential credit card chargebacks based on our historical chargeback experience.
Direct Marketing Expenses
We incur substantial expenses related to our advertising in order to generate traffic to our Web sites. These advertising costs are primarily online advertising, including affiliate and co-brand arrangements, and are directly attributable to the revenues we receive from our subscribers. We have entered into numerous affiliate arrangements, under which our affiliate advertises or promotes our Web site on its Web site, and earns a fee whenever visitors to its Web site click though the advertisement to one of our Web sites and registers or subscribes on our Web site. Affiliate deals may fall in the categories of either CPS, CPA, CPC, or CPM, as discussed below. We do not typically have any exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. Under our co-branded arrangements, our co-brand partners may operate their own separate Web sites where visitors can register and subscribe to our Web sites. Our co-brand arrangements are usually CPS type arrangements.

Our advertising expenses are recognized based on the terms of each individual contract. The majority of our advertising expenses are based on four pricing models:
•	Cost per subscription (CPS) where we pay an online advertising provider a fee based upon the number of new paying subscribers that it generates;

•	Cost per acquisition (CPA) where we pay an online advertising provider a fee based on the number of new member registrations it generates;

•	Cost per click (CPC) where we pay an online advertising provider a fee based on the number of clicks to our Web sites it generates; and

•	Cost per thousand for banner advertising (CPM) where we pay an online advertising provider a fee based on the number of times it displays our advertisements.
We estimate in certain circumstances the total clicks or impressions delivered by our vendors in order to determine amounts due under these contracts.
Prepaid Advertising Expenses
In certain circumstances, we pay in advance for Internet-based advertising on other Web sites, and expense the prepaid amounts as direct marketing expenses over the contract periods as the contracted Web site delivers on its commitment. We evaluate the realization of prepaid amounts at each reporting period and expense prepaid amounts if the contracted Web site is unable to deliver on its commitment.
Web Site and Software Development Costs
We capitalize costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position (‘‘SOP’’) 98-1 ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use’’. SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal-use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. We exercise judgment in determining which stage of development a software project is in at any point in time.
In accordance with Emerging Issues Task Force (‘‘EITF’’) 00-2 ‘‘Accounting for Web Site Development Costs,’’ we expense costs related to the planning and post-implementation phases of our Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for the Web site are included in expenses in the accompanying consolidated statements of operations.
Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. In accordance with the above accounting literature, we estimate the amount of time spent by our engineers in developing our software and enhancements to our Web sites.
On a regular basis, management reviews the capitalized costs of Web sites and software developed to ensure that these costs relate to projects that will be completed and placed in service. Any projects determined not to be viable will be reviewed for impairment in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’
Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets
We test goodwill and intangible assets for impairment in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ and test property, plant and equipment for impairment in accordance with SFAS No. 144. We assess goodwill, and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:
•	a significant decline in actual projected revenue;

•	a significant decline in the market value of our depositary shares;

•	a significant decline in performance of certain acquired companies relative to our original projections;

•	an excess of our net book value over our market value;

•	a significant decline in our operating results relative to our operating forecasts;

•	a significant change in the manner of our use of acquired assets or the strategy for our overall business;

•	a significant decrease in the market value of an asset;

•	a shift in technology demands and development; and

•	a significant turnover in key management or other personnel.
When we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the case of the other intangible assets and other long-lived assets, this measurement is only performed if the projected undiscounted cash flows for the asset are less than its carrying value. No indicators of impairment in goodwill were present in 2005, 2004 and 2003. We had impairment charges related to long-lived assets of $1.5 million in 2003 in accordance with SFAS No. 144.
Accounting for Business Combinations
We have acquired the stock or specific assets of a number of companies from 1999 through 2004 some of which were considered to be business acquisitions. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
The judgments made in determining the estimated fair value and expected useful life assigned to each class of assets and liabilities acquired can significantly impact net income. Different classes of assets will have useful lives that differ. For example, the useful life of a member database, which is three years, is not the same as the useful life of a paying subscriber list, which is three months, or a domain name, which is indefinite. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period or no amortization for indefinite lived intangibles.
Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions.
The value of our intangible and other long-lived assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We review intangible assets and goodwill for impairment at least annually or more frequently when circumstances indicate that the carrying value may not be recoverable using the guidance of applicable accounting literature. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of goodwill, identifiable intangibles and other long-lived assets.
We use the equity method of accounting for our investments in affiliates over which we exert significant influence. Significant influence is generally having between a 20% to 50% ownership interest. At December 31, 2005, we owned a 20% interest in Duplo AB which we account for using the equity method.
Legal Contingencies
We are currently involved in certain legal proceedings, as discussed in the notes to the financial statements and under ‘‘Business—Legal Proceedings.’’ To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and make or, if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.
Accounting for Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to more likely than not to be realized in our future tax returns. As of December 31, 2005 and 2004, we had a valuation allowance that completely offset our net deferred tax asset. Should we determine in the future that we will likely realize all or part of our net deferred tax assets, we will adjust the valuation allowance so that we will have a deferred tax asset available that will be realized in our future tax returns.
At December 31, 2005, we had net operating loss carry-forwards of approximately $54.4 million and $50.4 million to reduce future federal and state taxable income, respectively. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of our company. Of the net operating losses available, approximately $1.6 million and $500,000 for federal and state purposes, respectively, are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available net operating losses do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding our ability to realize the benefit in the future.
Adoption of SFAS 123(R)
In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘Statement 123(R)’’), a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Statement 123(R) requires a company to recognize compensation expense based on the fair value at the date of grant for share options and other share-based compensation, eliminating the use of the intrinsic value method. We adopted Statement 123(R) on July 1, 2005, and as a result, our loss before income taxes for the year ended December 31, 2005, is $2.7 million higher, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted income per share for the year ended December 31, 2005 would have been $0.05, if we had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $(0.06).
At December 31, 2005, we had two share-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements contained herein. Prior to July 1, 2005, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Only share-based employee compensation related to variable accounting (as discussed in Note 10 to the consolidated financial statements) was recognized in our Statements of Operations for the years ended December 31, 2004 or 2003, and in the six month period ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying ordinary share on the date of grant. Effective July 1, 2005, we adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
Prior to our adoption of Statement 123(R), we did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Had we recognized a tax benefit from deductions resulting from the exercise of stock options, we would have classified the benefit as a financing cash inflow on the cash flow statement.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123(R) to options granted under its share option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Year Ended December
(in thousands)	2005	2004	2003
Net loss as reported	$(1,438)	$(11,627)	$(10,852)

Add: SFAS 123 (R) share based employee compensation expense included in reported net income, net of related tax effects	2,717	—	—

Add: share based employee compensation expense recorded in the accompanying consolidated statements of operations Pre-SFAS 123 (R)	(30)	367	75

Deduct: Total share based employee compensation expense determined under fair value based method for all awards, of related tax effects	(5,460)	(3,452)	(3,645)

Pro forma net loss	$(4,211)	$(14,712)	$(14,422)

Loss Per Share
As reported — basic & diluted	$(0.06)	$(0.51)	$(0.57)
Pro forma — basic & diluted	$(0.16)	$(0.65)	$(0.76)
Note that the above pro forma disclosures are provided for 2004 and 2003 because employee share options were not accounted for using the fair-value method during those periods. Disclosures for 2005 are presented because employee share options were not accounted for using the fair-value method during the first six months of 2005.
In accordance with Statement 123(R), the fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model for those options granted prior to July 1, 2005, the following assumptions were used to determine fair value:

	Six Months	Year Ended
	Ended June 30,	December 31,
	2005	2004
Expected life in years	4	4
Dividend per share	—	—
Volatility	76.2%	70.0%
Risk-free interest rate	3.5%	3.5%
In accordance with Statement 123(R), we used historical and empirical data to assess different forfeiture rates for three different groups of employees. We must reassess forfeiture rates when deemed necessary and we must calibrate actual forfeiture behavior to what has already been recorded. For the six month period ending December 31, 2005, we had three groups of employees whose behavior was significantly different than those of other groups, therefore we estimated different forfeiture rates for each group.

Prospective compensation expense was calculated using a bi-nomial or lattice model with a volatility rate of 75%, a risk free rate of 3.5% and a term of 4 years for options granted subsequent to June 30, 2005. The volatility rate was derived by examining historical share price behavior and assessing management’s expectations of share price behavior during the term of the option.
The concepts that underpin lattice models and the Black-Scholes-Merton formula are the same, but the key difference between a lattice model and a closed-form model such as the Black-Scholes-Merton formula is the flexibility of the former. A lattice model can explicitly use dynamic assumptions regarding the term structure of volatility, dividend yields, and interest rates. Further, a lattice model can incorporate assumptions about how the likelihood of early exercise of an employee stock option may increase as the intrinsic value of that option increases or how employees may have a high propensity to exercise options with significant intrinsic value shortly after vesting. Because of the versatility of lattice models, we believe that it can provide a more accurate estimate of an employee share option’s fair value than an estimate based on a closed-form Black-Scholes-Merton formula.
We accounts for shares issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services’’.
The following table describes our pro forma statement of consolidated operations and EBITDA:

	Year Ended December 31, (in thousands)
			2005			2004
			Consolidated			Consolidated
	2005 Spark	2005 Share-	Before Share-	2004 Spark	2004 Share-	Before Share-
	Networks	Based	Based	Networks	Based	Based
	Consolidated (1)	Compensation (2)	Compensation	Consolidated (1)(4)	Compensation (2)(4)	Compensation
Net revenues	$65,511	$—	$65,511	$65,052	$—	$65,052

Direct marketing expenses	24,411	—	24,411	31,240	—	31,240

Contribution margin	41,100	—	41,100	33,812	—	33,812

Operating expenses:
Indirect marketing	1,208	24	1,184	2,607	156	2,451
Customer service	2,827	44	2,783	3,379	—	3,379
Technical operations	7,546	338	7,208	7,184	22	7,162
Product development	4,118	248	3,870	2,013	—	2,013
General and administrative	25,074	2,063	23,011	29,253	1,526	27,727
Amortization of intangible assets other than goodwill	1,085	—	1,085	860	—	860
Impairment of long lived assets	105	—	105	208	—	208

Total operating expenses	41,963	2,717	39,246	45,504	1,704	43,800

Operating (loss) income	(863)	(2,717)	1,854	(11,692)	(1,704)	(9,988)

Interest (income) and other expenses, net	711	—	711	(66)	—	(66)

Pre-tax (loss) income	(1,574)	(2,717)	1,143	(11,626)	(1,704)	(9,922)

Income taxes	(136)	—	(136)	1	—	1

Net (loss) income	$(1,438)	$(2,717)	$1,279	$(11,627)	$(1,704)	$(9,923)

Interest expense	193	—	193	(32)	—	(32)
Income taxes	(136)	—	(136)	1	—	1
Depreciation	3,624	—	3,624	3,065	—	3,065
Amortization of intangible assets	1,085	—	1,085	860	—	860

EBITDA(3)	$3,328	$(2,717)	$6,045	$(7,733)	$(1,704)	$(6,029)

(1)	Reported in accordance with generally accepted accounting principles (‘‘GAAP’’).

(2)	We believe it is useful in measuring our operations to exclude share-based compensation expense, which is a non-cash charge recorded in our income statements for the first time in the second half of 2005 as a result of the implementation of SFAS 123(R). Using the non-GAAP measure limits the users’ ability to judge true expenses of our company in the current period. However, traditionally investors and analysts using financial information discount GAAP operating results to provide a better picture of the cash generating potential of a company. To avoid the limitation, management provides the GAAP measure in all of its financial information other than the information listed in the chart above. We believe that the non-GAAP measure provides useful information to management and investors regarding how the expenses associated with the application of SFAS 123(R) are reflected on the statements of operations and facilitates comparisons to our historical operating results. Our management uses this information internally for reviewing the financial results, forecasting and budgeting.

(3)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA should not be construed as a substitute for net income (loss) or net cash provided by (used in) operating activities (all as determined in accordance with GAAP) for the purpose of analyzing our operating performance, financial position and cash flows, as EBITDA is not defined by GAAP. We utilize EBITDA as a financial measure because management believes that investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We believe it is a complement to net income and other GAAP financial performance measures.

(4)	For the purposes of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.
Segment Reporting
We divide our business into three operating segments: (1) the JDate segment, which consists of our JDate.com Web site and its co-branded Web sites, (2) the AmericanSingles segment, which consists of our AmericanSingles.com Web site and its co-branded Web sites, and (3) the Other Businesses segment, which consists of all our other Web sites and businesses.

	Year Ended December 31,
(in thousands)	2005	2004	2003
Revenues
AmericanSingles	$29,217	$35,224	$19,253
JDate	25,961	23,820	16,091
Other Businesses	10,333	6,008	1,597

Total	$65,511	$65,052	$36,941

Direct Marketing
AmericanSingles	$15,167	$24,954	$15,887
JDate	2,885	1,740	739
Other Businesses	6,359	4,546	1,769

Total	$24,411	$31,240	$18,395

Contribution
AmericanSingles	$14,050	$10,270	$3,366
JDate	23,076	22,080	15,352
Other Businesses	3,974	1,462	(172)

Total	$41,100	$33,812	$18,546

Unallocated operating expenses	41,963	45,504	29,586

Operating (loss)	$(863)	$(11,692)	$(11,040)

Key Business Metrics
We regularly review certain operating metrics in order to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. The key business metrics that we utilize include the following:
•	Average Paying Subscribers: Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and Web site features beyond those provided to our members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

•	Average Monthly Net Revenue per Paying Subscriber: Average monthly net revenue per paying subscriber represents the total net subscriber revenue for the period divided by the number of average paying subscribers for the period, divided by the number of months in the period.

•	Direct Subscriber Acquisition Costs: Direct subscriber acquisition cost is defined as total direct marketing costs divided by the number of new paying subscribers during the period. This represents the average cost of acquiring a new paying subscriber during the period.

•	Monthly Subscriber Churn: Monthly subscriber churn represents the ratio expressed as a percentage of (a) the number of paying subscriber cancellations during the period divided by the number of average paying subscribers during the period and (b) the number of months in the period.
Selected statistical information regarding our key operating metrics is shown in the table below. The references to “Other Businesses” in this table indicate metrics data for our Other Businesses segment, excluding travel and events. Our “Other Businesses” segment includes all MingleMatch Web sites, along with JDate.co.il (Israel), Cupid (Israel), Date.ca (Canada), Matchnet.co.uk (United Kingdom), Matchnet.de (Germany), Matchnet.com.au (Australia), Glimpse.com (United States) and CollegeLuv.com (United States). At the time of acquisition in May 2005, MingleMatch had approximately 23,000 average paying subscribers.

	Year Ended December 31,
	2005	2004	2003
Average Paying Subscribers (in thousands):
AmericanSingles	105.3	132.5	71.5
JDate	70.5	69.8	50.7
Other Businesses	44.2	23.8	3.6

Total	220.0	226.1	125.8

Average Monthly Net Revenue per Paying Subscriber:
AmericanSingles	$23.12	$22.16	$22.43
JDate	30.70	28.42	26.44
Other Businesses	17.58	16.75	23.72
Total	24.44	23.53	24.09

Direct Subscriber Acquisition Cost:
AmericanSingles	$35.16	$43.29	$45.70
JDate	12.70	8.09	4.39
Other Businesses	32.05	34.74	80.32
Total	28.36	33.85	33.84

Monthly Subscriber Churn:
AmericanSingles	36.3%	35.6%	32.1%
JDate	25.9%	25.8%	22.4%
Other Businesses	25.6%	26.8%	33.4%
Total	30.8%	31.7%	28.2%
In 2003 and 2004, the larger increase in average paying subscribers for AmericanSingles as compared to the increase for JDate was primarily due to JDate possessing a larger portion of its market, while AmericanSingles possessed a smaller portion of its market and its average paying subscribers has, as a result, grown more quickly. For the year ended December 31, 2005, the decrease in average paying subscribers for AmericanSingles as compared to the slight increase for JDate was primarily due to a corporate initiative to reduce marketing spending related to AmericanSingles and increase spending related to JDate.
We have embarked on increases in marketing spending for JDate, primarily in the area of off-line marketing. Such marketing initiatives are targeted at brand building and name recognition. The marketing programs most prominently include print and billboard advertising. We include the costs of these marketing programs in the direct marketing expense for the JDate segment. As these are new marketing initiatives and spending that we have not previously undertaken, it has resulted in an increase in our customer acquisition cost for JDate. Even after these increased spending programs, the cost of customer acquisition for JDate is significantly lower than for our other segments due to the strong brand perception and word of mouth reputation of JDate. Our recent marketing initiatives are targeted specifically at maintaining that strong word of mouth name reputation and brand recognition.

We expect the cost of customer acquisition for JDate to remain below the acquisition cost for our other segments. AmericanSingles and our other Web sites operate in much more competitive environments, and therefore we generally must spend more on marketing to attract new subscribers. Monthly subscriber churn rate is somewhat independent from an increasing number of subscribers opting for multi-month contracts. During a period where the number of total new subscribers and subscribers canceling are both increasing, but more new subscribers are choosing longer term contracts, then churn rate can increase while average revenue per subscriber falls. We are constantly striving to improve our Web sites to retain our existing subscribers. However, we do not forecast churn rates, and lack the ability to accurately do so.
Results of Operations
The following is a more detailed discussion of our financial condition and results of operations for the periods presented.
The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Direct marketing	37.3	47.7	49.8

Contribution margin	62.7	51.6	50.2

Operating expenses:
Indirect marketing	1.8	4.0	2.7
Customer service	4.3	5.2	6.9
Technical operations	11.5	11.0	12.1
Product development	6.3	3.1	2.6
General and administrative (excluding share-based compensation)	38.3	44.7	50.2
Amortization of intangible assets other than goodwill	1.7	1.3	1.5
Impairment of long lived assets	0.2	0.3	4.1

Total operating expenses	64.1	69.6	80.1

Operating (loss) income	(1.3)	(17.8)	(29.9)
Interest and other expenses, net	1.1	(0.1)	(0.5)

Loss income before income taxes	(2.4)	(17.7)	(29.4)
Provision for income taxes	(0.2)	—	—

Net (loss) income	(2.2)%	(17.7)%	(29.4)%

For the purposes of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Business Metrics
For the year ended December 31, 2005, average paying subscribers for the JDate segment increased 1.0% to 70,500, compared to 69,800 for the same period last year. For the year ended December 31, 2005, average paying subscribers for the AmericanSingles segment decreased 20.5% to 105,300 compared to 132,500 for the same period in 2004. For the year ended December 31, 2005, average paying subscribers for Web sites in our Other Businesses segment increased 85.7% to 44,200, compared to 23,800 for the same period in 2004. The increase in average paying subscribers for JDate for the year ended December 31, 2005 is a result of increased marketing spending to acquire new JDate members. The decrease in average paying subscribers for AmericanSingles is due to a decline in the total marketing expenditures in 2005 compared to 2004. In the last three quarters of 2005, we stabilized our marketing spending rate for AmericanSingles, and accordingly we expect that the number of average paying subscribers for AmericanSingles will begin to stabilize as well. The increase in average paying subscribers for our

Other Businesses segment is due primarily to the acquisitions of MingleMatch in May 2005 and the launch of our Cupid website in Israel, as well as increases in our international Web sites which began operations in early 2004.
For the year ended December 31, 2005, average monthly net revenue per paying subscriber for the JDate segment increased 8% to $30.70 compared to $28.42 for the year ended December 31, 2004. The increase was due to an increase in net revenue associated with new subscriptions at a higher price point. We believe JDate, which experienced more average daily visitors and more page views than any other religious online personals service in 2005 according to a report by comScore Media Metrix, is the market leader for online personals in the Jewish singles market and a market leader in raising our price for this service in 2004. We believe JDate will continue to be the market leader for online personals in the Jewish singles market, and thus we expect that we will continue to be a pricing leader in that market For the year ended December 31, 2005, average monthly net revenue per paying subscriber for the AmericanSingles segment increased 4.3% to $23.12 from $22.16 for the year ended December 31, 2004. The increase was due to a price increase for AmericanSingles implemented in June 2005. We believe AmericanSingles, which was ranked as the third largest provider of online personals services in the United States in terms of total unique visitors in 2005 according to comScore Media Metrix, is a leading service in the general online personals market but does not have a dominant position. Our price increase in June 2005 followed price increases at competing Web sites. We expect we will continue to have to consider competitive pressures in setting pricing for AmericanSingles. For the year ended December 31, 2005, average monthly net revenue per paying subscriber for Web sites in our Other Businesses segment increased 5.0% to $17.58, compared to $16.75 for the year ended December 31, 2004. The increase was primarily due to the addition of MingleMatch during the second quarter of 2005.
For the year ended December 31, 2005, direct subscriber acquisition cost for JDate increased 57.0% to $12.70 compared to $8.09 for the same periods in 2004. The increase in direct subscriber acquisition costs for JDate is due to new marketing initiatives for the JDate site in order to attract new subscribers. For the year ended December 31, 2005, direct subscriber acquisition costs for AmericanSingles decreased 18.8% to $35.16 compared to $43.29 for the same period in 2004 due to a decrease in marketing expenditures associated with the AmericanSingles Web site as well as increased efficiency of marketing spending. For the year ended December 31, 2005, direct subscriber acquisition cost for the Web sites in our Other Businesses segment decreased 7.7% to $32.05 compared to $34.74 for the same period in 2004. This decrease was primarily due to the acquisition of MingleMatch which has a lower acquisition cost per subscriber than the other sites included in this segment.
For the year ended December 31, 2005, monthly subscriber churn for JDate increased slightly to 25.9% compared to 25.8% for the same period in 2004. For the year ended December 31, 2005, monthly subscriber churn for AmericanSingles increased to 36.3%, compared to 35.6% for the same period in 2004. For the year ended December 31, 2005, monthly subscriber churn for the Web sites in our Other Businesses segment decreased to 25.6% compared to 26.8% for the same period in 2004. The decrease in the churn at year end 2005 is due to the addition of MingleMatch.
Net Revenues
Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 2% of net revenues for the years ended December 31, 2005 and 2004, are attributable to certain promotional events. Revenues are presented net of credits and credit card chargebacks. We expect net revenues from promotional events to comprise an even smaller percentage of net revenues in the future. We also expect to generate revenues from advertising on our Web sites in the future. Our subscriptions are offered in durations of one, three, six and twelve months. Plans with durations of longer than one month are available at discounted rates. Most subscription programs renew automatically for subsequent periods until subscribers terminate them.
Net revenues for JDate increased 9.2% to $26.0 million for the year ended December 31, 2005 compared to $23.8 million in 2004. The increase in net revenues for JDate is due to an increase in pricing in mid 2004 which contributed to increased revenues. Net revenues for AmericanSingles decreased 17.1% to $29.2 million for the year ended December 31, 2005, compared to $35.2 million for the same period in 2004. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 71.7% to $10.3 million for the year ended December 31, 2005 compared to $6.0 million for the same period in 2004, largely driven by the purchase of MingleMatch, Inc. in the second quarter of 2005.
Direct Marketing Expenses
Direct marketing expenses for JDate increased 65.8% to $2.9 million for the year ended December 31, 2005 compared to $1.7 million in 2004. The increase in marketing spent was due to new marketing initiatives for JDate. Direct marketing expenses for AmericanSingles decreased 39.2% to $15.2 million for the year ended December 31, 2005 compared to $25.0 million for the same period in 2004. The decrease in AmericanSingles marketing was due to a corporate initiative to reduce marketing spending related to the site. Direct marketing expenses for our Web sites in our Other Businesses segment increased 39.9% to $6.4 million for the year ended December 31, 2005 compared to $4.5 million for the same period in 2004. The increase in spending related to our Web sites in our Other Businesses segment is attributed to the acquisition of MingleMatch and additional advertising in order to generate traffic to our newer international Web sites which commenced operations in early 2004. The cost of customer acquisition for JDate is significantly lower than for our other segments due to the strong brand perception and name recognition for and word of mouth reputation for JDate. AmericanSingles and our other Web sites operate in much more competitive environments, and must spend more on marketing to attract new subscribers.
Operating Expenses
Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses decreased 7.8% to $41.9 million for the year ended December 31, 2005 compared to $45.5 million in the same period in 2004. Stated as a percentage of net revenues, operating expenses decreased to 64.1% for the year ended December 31, 2005 compared to 69.6% for the same period in 2004. The decrease is due primarily to a decrease in indirect marketing expenses as discussed below.
Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses decreased 53.7% to $1.2 million for the year ended December 31, 2005 compared to $2.6 million for the same period in 2004. Stated as a percentage of net revenues, indirect marketing expenses decreased to 1.8% for the year ended December 31, 2005 compared to 4.0% for the same period in 2004. The decrease is due to a decrease in headcount in our marketing department, and the termination of the Chief Marketing Officer in the fourth quarter of 2004 a position which has not been replaced. We expect these costs to increase in total dollars as we expand our marketing initiatives but to decrease as a percentage of net revenues as we add additional paying subscribers.
Customer Service. Customer service expenses consist primarily of costs associated with our member services center. Customer services expenses decreased 16.3% to $2.8 million for the year ended December 31, 2005 compared to $3.4 million for the same period in 2004. Stated as a percentage of net revenues, customer service expenses decreased to 4.3% for the year ended December 31, 2005 compared to 5.2% for the same period in 2004. The decrease is due to a decrease in headcount from 2004 to 2005 offset by share-based compensation as a result of the adoption of SFAS 123 (R) of $44,000 for 2005. Duing the first nine months of 2004 we had higher staffing in our member services center in order to better serve our customers due to the launch of new Web sites and new platforms. During the remainder of 2004 and in 2005, we worked to increase our efficiency in handling our call volume, and therefore reduced our headcount accordingly. We expect these costs to continue to increase in total dollars as we support our increasing base of members and subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers.
Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses increased 4.2% to $7.5 million for the year ended December 31, 2005 compared to $7.2 million in 2004. The increase is primarily due to an increase in depreciation expense associated with the increase in hardware to support our network and an increase in capitalized software amortization associated with redesigning our operating platform as well as an increase in share based compensation as a result of the adoption of SFAS 123 (R) of $316,000 for 2005. As a percentage of net revenues, technical operations decreased to 11.5% for the year ended December 31, 2005 compared to 11.0% in the same period last year. We expect technical operations costs to increase in total dollars with any increase in traffic, members or paying subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers.
Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our Web sites and services. Product development expenses increased 105% to $4.1 million for the year ended December 31, 2005 compared to $2.0 million in 2004. As a percentage of net revenues, product development expenses increased to 6.3% for the year ended December 31, 2005 compared to 3.1% in 2004. The increase is due primarily to an increase in headcount associated with pursuing new business opportunities as well as improving the infrastructure of our existing businesses, as well as share based compensation, as a result of the adoption of SFAS 123 (R) of $248,000 in 2005. We expect our product development costs to increase in total dollars as we launch new Web sites and develop additional features and functionality on our Web sites to enhance our members’ experience and satisfaction and increase the number, and percentage, of members that become paying subscribers but to remain constant as a percentage of net revenues as we add additional paying subscribers.
General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 14.2% to $25.1 million for the year ended December 31, 2005 compared to $29.3 million for the same period in 2004. The decrease in general and administrative expenses is due primarily to lower legal expenses and capitalized IPO costs which were expensed in the third quarter of 2004. The decrease was offset by an increase in consulting services as well as an increase in credit card processing fees, including charges and fines, and an increase in share based compensation of $537,000 in 2005 as a result of the adoption of SFAS 123 (R). Stated as a percentage of net revenues, general and administrative expenses decreased to 38.3% for the year ended December 31, 2005 compared to 44.7% in 2004. We expect these general and administrative expenses to increase in total dollars as we continue to hire additional personnel, and as sales and the inherent credit card processing fees increase. We also expect general and administrative expenses to increase in total dollars due to the anticipated increase in professional fees resulting from the filing of our registration statement and related documents and our subsequent obligations as a public reporting company in the United States. However, we expect general and administrative expenses, excluding credit card processing fees, to decrease as a percentage of net revenues as we add additional paying subscribers.
Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to the MingleMatch acquisition as well as previous acquisitions, primarily SocialNet and PointMatch. Amortization expense increased 26.2% to $1.1 million fort he year ended December 31, 2005 compared to $860,000 in 2004. The increase is due to the amortization of intangible assets resulting from the MingleMatch acquisition in the second quarter of 2005 partially offset by intangibles related to older acquisitions being fully amortized in the first quarter of 2005.
Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest expense associated with notes payable, interest income from temporary investments in interest bearing accounts and marketable securities and income on our investments in non-controlled affiliates. Expenses increased to $711,000 for the year ended December 31, 2005 compared to a gain of $66,000 for the same period in 2004. The increase was due primarily to recognition of imputed interest expense on the notes due to MingleMatch, losses upon liquidation of marketable securities and loss from Duplo recognized under the equity method of accounting.
Net Loss. Net loss in 2005 was affected by compensation expense related to the adoption of SFAS 123(R) of $2.7 million, increased amortization expense related to the purchase of MingleMatch of $675,000, partially offset by a decrease in indirect marketing costs of $1.1 million.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Business Metrics
Average paying subscribers for JDate increased 37.7%, to approximately 69,800 for the year ended December 31, 2004 from approximately 50,700 for the year ended December 31, 2003. Average paying subscribers for AmericanSingles increased 85.3%, to approximately 132,500 for the year ended December 31, 2004 from approximately 71,500 for the year ended December 31, 2003. Average paying subscribers for Web sites in our Other Businesses segment increased to approximately 23,800 for the year ended December 31, 2004 from approximately 3,600 for the year ended December 31, 2003. The increase in paying subscribers for all of our segments corresponds to the increased marketing expenditures for all of our segments. The larger increase in average paying subscribers for AmericanSingles as compared to the increase for JDate was primarily due to JDate possessing a larger portion of its market. The increase in paying subscribers in our Other Businesses segment was due to growth in our international Web sites, including our Israel affiliate, which was acquired at the beginning of 2004, and our Web sites in Israel, United Kingdom and Canada.
Average monthly net revenue per paying JDate subscriber increased 7.5%, to $28.42 for the year ended December 31, 2004 from $26.44 for the year ended December 31, 2003. Average monthly net revenue per paying AmericanSingles subscriber decreased 1.2% to $22.16 for the year ended December 31, 2004 from $22.43 for the year ended December 31, 2003. Average monthly net revenue per paying subscriber for Web sites in our Other Businesses segment decreased 29.4%, to $16.75 for the year ended December 31, 2004 from $23.72 for the year ended December 31, 2003. The increase for JDate was primarily due to a price increase which was put into effect in January 2004. The decrease for AmericanSingles was due to an increase in the proportion of subscribers paying for multi-month subscriptions, for which they receive a discount on the monthly rate compared to the single-month subscription price. The decrease for Web sites in our Other Businesses segment was primarily due to the growth of new Web sites with lower subscription prices than those Web sites that represented our Other Businesses segment in 2003.
Direct subscriber acquisition cost for JDate increased 84.3%, to $8.09 in 2004 from $4.39 in 2003. Direct subscriber acquisition cost for AmericanSingles decreased 5.3%, to $43.29 in 2004 from $45.70 in 2003. Direct subscriber acquisition cost for the Web sites in our Other Businesses segment decreased 56.7%, to $34.74 in 2004 from $80.32 in 2003. The increase in direct subscriber acquisition cost for JDate was due primarily to the cost of new marketing initiatives, including offline billboard campaigns designed to solidify and expand JDate’s brand awareness. Despite this increase, the cost of customer acquisition for JDate is significantly lower than for our other segments due to the strong brand perception and name recognition for and word of mouth reputation for JDate. AmericanSingles and our other Web sites operate in much more competitive environments, and must spend more on marketing to attract new subscribers. The decrease in direct subscriber acquisition cost for AmericanSingles and the Web sites in our Other Businesses segment was due improved marketing efficiency, such that greater marketing expenditures were made without significant increases in our average subscriber acquisition costs. For AmericanSingles, we began to put a greater emphasis on pay for performance advertising models, such as cost per subscription (CPS) and cost per acquisition (CPA) arrangements, where we are better able to monitor and manage our cost of subscriber acquisition.
Monthly subscriber churn for JDate increased to 25.8% for the year ended December 31, 2004 from 22.4% for the year ended December 31, 2003. Monthly subscriber churn for AmericanSingles increased to 35.6% for the year ended December 31, 2004 from 32.1% for the year ended December 31, 2003. Monthly subscriber churn for Web sites in our Other Businesses segment decreased to 26.8% for the year ended December 31, 2004 from 33.4% for the year ended December 31, 2003. The increase in monthly subscriber churn for JDate and AmericanSingles was due primarily to implementation in late 2003 of the pay-to-respond feature which required members to upgrade to paying subscriber status before they could respond to emails from other paying subscribers. Members who subscribe specifically to utilize the pay-to-respond feature are less likely to renew their subscriptions than those who subscribe to initiate communications. The decrease in monthly subscriber churn for the Web sites in our Other Business segment was due to growth and maturity of those businesses. Some of the Web sites in our Other Businesses segment were launched in late 2003, including our sites in Canada and the UK. During the early startup period for a Web site which requires a critical mass of members in order to attract new members, churn rates are higher. As subscribers see the same other members of the community repeatedly, they are more prone to quit the service. As the Web site community grows, churn rates typically decline as subscribers take longer to feel they have exhausted their possibilities within the community.
Net Revenues
Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 2% of net revenues for the years ended December 31, 2004 and 2003, are attributable to certain promotional events. Revenues are presented net of credits and credit card chargebacks. We expect net revenues from promotional events to comprise an even smaller percentage of net revenues in the future. We also expect to generate revenues from advertising on our Web sites in the future. Our subscriptions are offered in durations of one, three, six and twelve months. Plans with durations of longer than one month are available at discounted rates. Most subscription programs renew automatically for subsequent periods until subscribers terminate them.
Net revenues for JDate increased 48.0%, to $23.8 million for the year ended December 31, 2004 from $16.1 million for the year ended December 31, 2003. Net revenues for AmericanSingles increased 83.0%, to $35.2 million for the year ended December 31, 2004, compared to $19.3 million for the year ended December 31, 2003. Net revenues for our Other Businesses segment increased 276.2%, to $6.0 million for the year ended December 31, 2004 compared to $1.6 million for the year ended December 31, 2003. The increase in JDate’s net revenues is primarily attributable to an increase in JDate’s monthly subscription price during the first quarter of 2004. The increase in net revenues for AmericanSingles is primarily due to an increase in subscriptions, as discussed above. The increase in net revenues for our Other Businesses segment is due primarily to the growth of our businesses in Israel, whose growth was aided by our acquisition of Point Match Ltd. in the first quarter of 2004, as well as growth in our UK and Canada Web sites.
Direct Marketing Expenses
Direct marketing expenses primarily consist of advertising costs and direct costs to obtain new paying subscribers. Direct marketing expenses for JDate increased 135.5%, to $1.7 million for the year ended December 31, 2004 from approximately $739,000 for the year ended December 31, 2003. Direct marketing expenses for AmericanSingles increased 57.1%, to $25.0 million for the year ended December 31, 2004 compared to $15.9 million for the year ended December 31, 2003. Direct marketing expenses for Web sites in our Other Businesses segment increased 157.0%, to $4.5 million for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003. The increases for JDate and AmericanSingles are due to an overall increase in the cost of online advertising, which is our primary source for advertising, as well as new marketing initiatives for JDate. In addition, for our AmericanSingles Web site, we initiated an aggressive marketing program in the second quarter of 2004. We reduced our marketing for AmericanSingles in subsequent quarters in 2004 in order to reduce our subscriber acquisition cost. The cost of customer acquisition for JDate is significantly lower than for our other segments due to the strong brand perception and name recognition for and word of mouth reputation for JDate. AmericanSingles and our other Web sites operate in much more competitive environments, and must spend more on marketing to attract new subscribers. For Web sites in our Other Businesses segment, in addition to the increase in the cost of online advertising, our direct marketing expenses also increased because of the additional expenses associated with the Web site assets acquired in the Point Match Ltd. acquisition.
As a percentage of revenues, total direct marketing expenses for JDate increased to 7.3% in 2004 from 4.6% in 2003. The increase was due to new marketing initiatives for JDate. As a percentage of revenues, total direct marketing expenses for AmericanSingles decreased to 70.8% in 2004 from 82.5% in 2003. The decrease was due to improved marketing efficiency, including greater emphasis on pay for performance advertising models, such that greater marketing expenditures were made without significant increases in our average subscriber acquisition costs. As a percentage of revenues, total direct marketing expenses for our Other Businesses segment decreased to 75.7% in 2004 from 110.8% in 2003. The decrease was due to improved marketing efficiency, including greater emphasis on pay for performance advertising models, as well as emphasis on making the contribution of Web sites in this segment a positive number. Overall, for all of our segments, total direct marketing expenses decreased to 48.0% from 49.8% for the years ended December 31, 2004 and 2003 respectively.
Operating Expenses
Operating expenses primarily consist of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses increased 53.8% to approximately $45.5 million in 2004 from approximately $29.6 million in 2003. Stated as a percentage of net revenues, operating expenses decreased to 70.0% for 2004 from 80.1% in 2003. The increase in total dollars was primarily the result of a higher level of general and administrative expenses, as well as an increase in indirect marketing and technical operations as discussed below. The decrease as a percentage of revenues was primarily the result of economies of scale in customer service and technical operations costs required to support an increasing revenue base.

Indirect Marketing. Indirect marketing expenses primarily consist of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses increased 164.4%, to approximately $2.6 million in 2004 compared to $986,000 in 2003. Stated as a percentage of net revenues, indirect marketing expenses increased to 4.0% for 2004 from 2.7% in 2003. The increase in total dollars and as a percentage of net revenues was largely as a result of an increase in headcount in our marketing department.
Customer Service. Customer service expenses primarily consist of costs associated with our member service center. Customer service expenses increased 33.2%, to $3.4 million in 2004 compared to $2.5 million in 2003. Stated as a percentage of net revenues, customer service expenses decreased to 5.2% for 2004 from 6.9% in 2003. The increase in total dollars was largely as a result of an increase in headcount, which increase was driven by the larger number of members and paying subscribers. The decrease as a percentage of revenues was primarily the result of increased efficiency of usage of our customer service personnel in supporting a larger member and subscriber base.
Technical Operations. Technical operations expenses primarily consist of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses increased 60.3% to $7.2 million in 2004 from $4.5 million in 2003. Stated as a percentage of net revenues, technical operations expenses decreased to 11.0% in 2004 from 12.1% in 2003. The increase in total dollars was due to an increase in headcount necessary to support the growth in the number of members, paying subscribers and traffic to our Web sites. The decrease as a percentage of revenues was primarily the result of economies of scale in headcount required to support a larger member and subscriber base.
Product Development. Product development expenses primarily consist of costs incurred in the development, creation and enhancement of our Web sites and services. Product development expenses increased 109.9%, to $2.0 million in 2004 compared to $959,000 in 2003. Stated as a percentage of net revenues, product development expenses increased to 3.1% in 2004 from 2.6% in 2003. The increase in total dollars and as a percentage of net revenues was largely as a result of costs associated with technical enhancements to our Web sites as well as an increase in headcount necessary to support these enhancements. We expense these costs as incurred unless they are required to be capitalized under generally accepted accounting principles in the United States. In addition to the expenses set forth above, our capitalized product development costs were approximately $658,000 and $825,000 in 2004 and 2003, respectively. The amortization of those costs is included in this line item.
General and Administrative Expenses. General and administrative expenses primarily consist of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses increased 57.8%, to $29.3 million in 2004 from $18.5 million in 2003. Stated as a percentage of net revenues, general and administrative expenses decreased to 45.1% in 2004 from 50.2% in 2003. The increase in total dollars was largely as a result of an increase in hiring people to support our growth, an employee severance charge of approximately $2.4 million, as well as expenses of $2.1 million related to the United States initial public offering of MatchNet, Inc. that was planned for mid-2004, but which was withdrawn shortly after the related registration statement was filed in the third quarter of 2004, as well as one legal settlement resulting in the recognition of $900,000 in expenses in the third quarter and two legal settlements resulting in the recognition of $2.1 million in expenses in the fourth quarter of 2004. The decrease as a percentage of revenues was primarily the result of economies of scale in supporting a larger member and subscriber base.
Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily SocialNet and Point Match. Amortization expenses increased 55.0% to $860,000 in 2004, compared to $555,000 in 2003. The increase was primarily due to amortization related to the Point Match acquisition, which was completed in January 2004.
Impairment of Long-lived Assets. In December 2004, based on changes in management and reevaluation of existing projects we determined that certain internally developed software projects would not be completed. As such, we recorded an impairment charge of $208,000.
Interest Income and Other Expenses, Net. Interest income and other expenses, net primarily consist of gain (loss) associated with temporary investments in interest bearing accounts and marketable securities. Interest income and other expenses, net decreased 64.9%, to approximately $66,000 in 2004 from $188,000 in 2003, principally due to foreign exchange effects.

Quarterly Results of Operations
You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on substantially the same basis as our audited consolidated financial statements which, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for the presentation of the results of operations for such periods. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three months ended (1)
	Mar 31,	June 30,	Sep 30,	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,
(in thousands except per share amounts)	2003 (2)	2003(2)	2003(2)	2003	2004	2004	2004	2004	2005	2005	2005	2005
Consolidated Statements of Operations Data:
Net revenues	$7,036	$8,423	$9,792	$11,690	$15,050	$15,812	$17,138	$17,052	$16,526	$15,464	$16,935	$16,586
Direct marketing expenses	3,576	4,680	3,955	6,184	6,539	9,325	8,748	6,628	5,228	6,051	7,073	6,059

Contribution margin	3,460	3,743	5,837	5,506	8,511	6,487	8,390	10,424	11,298	9,413	9,862	10,527
Operating expenses:*
Indirect marketing	(61)	131	488	428	580	568	912	547	265	238	255	450
Customer service	563	458	736	779	975	903	723	778	577	560	650	1,040
Technical operations	819	994	1,024	1,644	1,634	2,085	1,482	1,983	1,402	1,548	1,898	2,698
Product development	168	229	82	480	340	531	505	637	830	1,060	1,059	1,169

General and administrative	2,483	2,628	6,025	7,401	7,754	6,227	7,578	7,694	6,079	6,405	7,529	5,061
Amortization of intangible assets other than goodwill	131	58	200	166	244	238	188	190	110	301	437	237
Impairment of long-lived assets	—	—	—	1,532	—	—	—	208	—	—	—	105

Total operating expenses	4,103	4,498	8,555	12,430	11,527	10,552	11,388	12,037	9,263	10,112	11,828	10,760

Income (loss) from operations	(643)	(755)	(2,718)	(6,924)	(3,016)	(4,065)	(2,998)	(1,613)	2,035	(699)	(1,966)	(233)
Interest (income) and other expenses, net	(53)	(57)	(22)	(56)	4	28	(46)	(52)	(24)	168	141	426

Income (loss) before income taxes	(590)	(698)	(2,696)	(6,868)	(3,020)	(4,093)	(2,952)	(1,561)	2,059	(867)	(2,107)	(659)
Income taxes	1	39	—	(40)	1	—	—	—	72	(8)	56	(256)

Net income (loss)	$(591)	$(737)	$(2,696)	$(6,828)	$(3,021)	$(4,093)	$(2,952)	$(1,561)	$1,987	$(859)	$(2,163)	$(403)

Net income (loss) per share — basic (3)	$(0.03)	$(0.04)	$(0.14)	$(0.35)	$(0.14)	$(0.18)	$(0.13)	$(0.06)	$0.08	$(0.03)	$(0.08)	$(0.01)
Net income (loss) per share — diluted (3)	—	—	—	—	—	—	—	—	$0.07	—	—	—
Weighted average shares outstanding — basic (3)	18,707	18,736	18,960	19,449	21,286	22,264	23,356	24,234	25,117	25,661	26,080	27,530

Weighted average shares outstanding — diluted(3)	—	—	—	—	—	—	—	—	29,236	—	—	—

Other Financial Data:
Depreciation	$287	$333	$405	$416	$579	$790	$839	$857	$848	$919	$942	$913
Additional Information:
Average Paying Subscribers (4)	94,700	118,000	130,700	160,000	207,400	228,400	239,600	229,000	222,600	215,600	220,800	224,200
Average monthly net revenue per paying subscriber (5)	$24.50	$23.55	$24.20	$24.14	$23.83	$22.74	$23.50	$24.06	$24.32	$23.12	$24.57	$24.66
Subscriber churn (6)	27.9%	28.9%	29.6%	26.8%	32.1%	30.6%	31.6%	32.4%	31.7%	30.8%	31.4%	29.7%
Average direct subscriber acquisition cost (7)	$33.49	$38.38	$31.32	$32.69	$27.82	$40.53	$37.41	$29.37	$23.84	$31.11	$30.23	$27.78

	Three months ended
	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,
	2003	2004	2004	2004	2004	2005	2005	2005	2005

* Operating expenses include share-based compensation as follows:
Indirect marketing	$79	$51	$46	$31	$28	$—	$—	$10	$14
Customer service	—	—	—	—	—	—	—	22	22
Technical operations	140	290	111	(379)	—	—	—	168	170
Product development	—	—	—	—	—	—	—	124	124
General and administrative
	1,652	1,371	532	(891)	514	87	(115)	1,028	1,063

(1)	Certain financial information for prior periods has been reclassified to conform to the 2005 periods’ presentation.

(2)	These amounts in consolidated statements of operations data are restated amounts from amounts contained in previously filed quarterly reports with the Frankfurt Stock Exchange. See “Risk Factors — We Face Risks Related to Our Recent Accounting Restatements.”

(3)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.

(4)	Represents average paying subscribers calculated as the sum of the average paying subscribers for each month, divided by the number of months. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

(5)	Represents the total net subscriber revenue for the period divided by the number of average paying subscribers for the period, divided by the number of months in the period.

(6)	Represents the ratio expressed as a percentage of (i) the number of paying subscriber cancellations during the period divided by the number of average paying subscribers during the period and (ii) the number of months in the period. On a monthly basis, the average number of paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the period divided by two.

(7)	Represents direct marketing expense divided by the gross number of subscribers added during the period. The historic direct subscriber acquisition cost we reported included indirect marketing costs.
Restatement of Previous Consolidated Financial Statements for the Nine Months Ended September 30, 2003
In previous periods, we incorrectly recognized a full month of revenue in the month in which members paid in advance for their membership subscription fees, regardless of the effective date of the subscription, and deferred the balance of the fees for multi-month subscriptions. In July 2003, we began to defer and recognize revenue on a daily basis, based on the effective date of the subscription, and restated prior periods financial statements to reflect that policy.
In previous periods we had capitalized bounty costs, which represented amounts paid to third parties for members acquired on an individual basis through third party Web sites or email campaigns. These costs were being amortized over a three year period, on an accelerated basis. In July 2003, we determined that these costs should be expensed as incurred, and that we should restate the prior years’ financial statements to conform to U.S. generally accepted accounting principles. The reason for the change was that bounty costs were meant to drive free memberships or registrations and any resulting member was not required to become a paying subscriber. Therefore, those expenses should be recognized immediately, since a conversion from non-paying member to a paying subscriber is not guaranteed. Accordingly, we have restated the consolidated financial statements to expense these costs as incurred.
From 1998 through 2002, we acquired several businesses and assets. At the time of those acquisitions, the fair values of the intangible assets acquired were not properly determined. In 2004, we hired a valuation expert to measure the fair value of such assets at the date of each acquisition. As a result of this process, we determined that certain allocations previously reported were inappropriate. In addition, we did not properly and timely accrue for some services provided and we identified certain errors in prior years’ consolidation process.
Liquidity and Capital Resources
As of December 31, 2005, we had cash, cash equivalents and marketable securities of $17.3 million. We have historically financed our operations with internally generated funds and offerings of equity securities. We have no revolving or term credit facilities.
Net cash provided by operations was $3.9 million for the year ended December 31, 2005 compared to net cash used of $1.6 million for the same period in 2004. The increase is primarily due to a significantly lower loss. In 2004, we had negative operating cash flow due mainly to increased marketing spending, primarily for AmericanSingles, which was designed to boost revenues for that segment. During the second half of 2004, and in the first quarter of 2005, marketing spending on AmericanSingles was reduced in order to reduce the subscriber acquisition cost, and improve the contribution margin (net revenues minus direct marketing costs), and this also resulted in improvement in cash flow from operations. In addition, net loss was affected by higher non-cash charges for depreciation and amortization as a result of the MingleMatch purchase as well as SFAS 123(R) related charges. Operating cash flow in 2005 was negatively impacted by a decrease in accounts payable.

Net cash used by investing activities was $259,000 for 2005 compared to net cash used of $11.2 million for 2004. The decrease in cash used was as a result of liquidating marketable securities as well as a reduction in capital expenditures during 2005, partially offset by the purchase of MingleMatch in 2005. During 2004, net cash used by investing activities included acquisition of businesses, primarily PointMatch of $5.6 million, as well as capital expenditures for property and equipment of $5.5 million, mainly for increased server and internet hosting equipment for our growing Web sites. During 2005, net cash used by investing activities included $1.8 million for the acquisition of MingleMatch (net of cash acquired), as well as capital expenditures of $1.4 million, primarily for hardware and software for our Web sites. We anticipate that future capital expenditures for equipment and software for our Web site re-architecture will continue to be less than our pace of spending in 2004 as the re-architecture project is primarily focused on software architecture and is intended to make use of our existing hardware capacity.
Net cash provided by financing activities was $9.1 million for 2005 compared to $15.0 million for 2004. In 2004, we completed a private placement of 600,000 ordinary shares which resulted in net proceeds to the Company of $3.7 million, as well as the exercise of share options and warrants which resulted in net proceeds of $11.5 million. Cash provided by financing activities in 2005 was due almost entirely to the exercise of options and warrants offset by payments for notes payable related to the MingleMatch acquisition.
As discussed in our financial statements, we issued certain securities that may in the future be subject to a rescission offer commenced by us. We do not believe such a rescission offer would affect our ability to obtain financing in the future, due to our belief that a rescission offer would not be accepted by our shareholders or option holders in an amount that would represent a material expenditure by us. This belief is based on the fact that a rescission offer, if made, would result in our offering to repurchase shares at a weighted average price of $2.09 and to repurchase options with a weighted average exercise price of $3.71, while the trading price of our shares closed at $7.42 per share on December 31, 2005. As of December 31, 2005, the cost to rescind shares issued pursuant to options where the rescission value exceeds the difference between the exercise price of the underlying option and the market price for our securities as of the close of trading on the Frankfurt Stock Exchange would be $1.9 million including statutory interest, of which $1.7 million relates to the 200,000 shares held by our former Co-Chairman. As of December 31, 2005, assuming every eligible optionee were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would be approximately $1.9 million, including statutory interest. As of December 31, 2005, the total number of options subject to a rescission is 2,405,750 with a weighted average rescission offer repurchase price of $0.80 per share, including statutory interest. As of December 31, 2005, the cost to rescind unexercised options where the rescission value exceeds the difference between the options exercise price and the market price for our securities as of the close of trading on the Frankfurt Stock Exchange would be $551,000 including statutory interest.
We believe that our current cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, including promissory note payments to MingleMatch in respect of that acquisition, for at least the next 12 months. We had positive operating cash flow in 2005 and anticipate continued positive cash flow from operations. This belief is based on our belief stated above that we do not anticipate that a rescission offer will be accepted by our shareholders. Thus, we do not anticipate requiring additional capital; however, if required or desirable, we may raise additional funds through bank financing or through the capital markets issuance of debt or equity.
As discussed in Note 9 to our consolidated financial statements in this Report, in May 2005, the Company issued five short term promissory notes in connection with the MingleMatch acquisition in the cumulative face value amount of $10 million with a computed principal of $9.7 million after imputed interest and discount of $253,000, computed at a 3.08% interest rate.
In September 2004, the Company issued a promissory note to Comdisco in the amount of $1.7 million as a final settlement for a lawsuit. The note bears simple interest at the rate of 2.75% per year and is payable in installments, excluding accrued interest, on (i) September 15, 2005 in the amount of $400,000 (paid); (ii) September 15, 2006 in the amount of $400,000; and (iii) September 15, 2007 in the amount of $900,000.

The following table describes our contractual commitments and obligations as of December 31, 2005 (in thousands):

	Less than			More than
	1 year	1-3 years	4-5 years	5 years	Total
Operating leases	$414	$202	$—	$—	$616
Other commitments and obligations	10,411	1,077	—	—	11,488

Total contractual obligations	$10,825	$1,279	$—	$—	$12,104

We had other commitments and obligations consisting of notes payable for acquisitions and legal settlements as well as, contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $10.4 million for less than one year and $1.1 million between one and three years. Contracts with other service providers are for 30 day terms or less.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually, narrow or limited purposes. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.
Recent Accounting Developments
In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’, a replacement of Accounting Principles Board Opinion No. 20, ‘‘Accounting Changes’’, and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’ (‘‘SFAS 154’’). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, cash flows or results of operations.
Change in Accountants
On March 23, 2004, upon the authorization of our Board of Directors, we dismissed Stonefield Josephson, Inc. as our U.S. auditors and engaged Ernst & Young LLP as our independent auditors. Chantrey Vellacott DFK resigned as our UK auditors on the same date. During the years ended December 31, 2003 and 2002, and the subsequent period from January 1, 2004 to March 23, 2004, Stonefield Josephson, Inc. did not have any disagreement with us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stonefield Josephson, Inc., would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statements for such years. The reports of Stonefield Josephson, Inc. on financial statements for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. We did not consult with Ernst & Young LLP on any financial or accounting reporting matters before its appointment. Notwithstanding the foregoing, during the course of the preparation of our financial statements for the year ended December 31, 2003, we discovered accounting inaccuracies in previously reported financial statements, including those for the years ended December 31, 2002 and 2001 that were covered by reports issued by Stonefield Josephson, Inc. Difficulties arose from differing views between Ernst & Young LLP and Stonefield Josephson, Inc. regarding the necessity and scope of a restatement of 2002 and 2001 financial statements. Up to that point, we had expected to include Stonefield Josephson, Inc.’s reports on those years in a registration statement that MatchNet, Inc. filed on August 4, 2004. However, we were unable to timely obtain concurrence from Stonefield Josephson, Inc. that restatements were required and the extent of such restatements. As a result, we directed Ernst & Young LLP to reaudit the years ended December 31, 2002 and 2001 and restated our financial statements for these years and for the first three quarters of 2003 to correct inappropriate accounting entries.

The restatements primarily related to the timing of recognition of deferred revenue and the capitalization of bounty costs, which are the amounts paid to online marketers to acquire members. The restatements, which are in accordance with United States generally accepted accounting principles, pertained primarily to timing matters and had no impact on cash flow from operations or our ongoing operations. The impact on net loss for 2002 and 2001 was an increase of $1.0 million and $1.5 million, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk attributed to changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to market rate risk for changes in interest rates relate primarily to our cash, cash equivalents and marketable securities. We have not used derivative financial instruments to mitigate such risk. We invest our excess cash in debt instruments of the U.S. Government and its agencies.
Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their market values adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Due to the short-term nature of our investment portfolio, and our ability to liquidate this portfolio in short order, we do not believe that a 10% increase in interest rates would have a material effect on the fair market value of our investment portfolio.
Foreign Currency Risk
Our exposure to foreign currency risk is due primarily to our international operations. Revenues and certain expenses related to our international Web sites are denominated in the functional currencies of the local countries they serve. Primary currencies include Israeli shekels, Canadian dollars, British pound sterling and Euros. Our foreign subsidiary in Israel conducts business in their local currency. We translate into U.S. dollars the assets and liabilities using period-end rates of exchange, and revenues and expenses using average rates of exchange for the year. Any weakening of the U.S. dollar against these foreign currencies will result in increased revenue, expenses and translation gains and losses in our consolidated financial statements. Similarly, any strengthening of the U.S. dollar against these currencies will result in decreased revenues, expenses and translation gains and losses. Foreign exchange gains and losses were not material to our earnings for the years ended December 31 2005, 2004 and 2003.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
As of December 31, 2005, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 22, 2006, we amended our lease for our headquarters located in Beverly Hills, California to extend the expiration date for one year. The lease expires on July 31, 2007.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers and Directors
As of January 31, 2006, our executive officers and directors are set forth below.

Name	Age	Position
David E. Siminoff	41	President, Chief Executive Officer and Director
Gregory R. Liberman	33	Chief Operating Officer, General Counsel and Company Secretary
Philip Nelson	42	Chief Technology Officer
Mark G. Thompson	44	Chief Financial Officer
Joe Y. Shapira	52	Chairman of the Board
Michael A. Brown	40	Director
Martial Chaillet	58	Director
Benjamin Derhy	51	Director
Laura Lauder	45	Director
Scott L. Shleifer	27	Director
David E. Siminoff has served as our President and Chief Executive Officer since August 2004 and as a member of our Board of Directors since March 2004. From October 2003 to February 2004, Mr. Siminoff was Chief Financial Officer of PayByTouch, a company that produces biometric payment services and during interim periods of employment, Mr. Siminoff was a private investor of several start-up companies. From August 1994 to January 2003, Mr. Siminoff served as a Research Analyst and Portfolio Manager for Capital Research and Management Company, where he dealt primarily with Media and Internet technologies. In 1998 he was named “Best of the Buyside” by Institutional Investor Magazine. Prior to his work with Capital Research, Mr. Siminoff founded EastNet, a global syndicate barter company. Mr. Siminoff received both BA and MBA degrees from Stanford University and a Masters degree in Fine Arts from the University of Southern California film school.
Gregory R. Liberman was appointed Chief Operating Officer in August 2005 and has served as our General Counsel since October 2004 and Company Secretary since January 2005. From January 2004 to May 2004 Mr. Liberman served as General Counsel and Corporate Secretary of CytRx Corporation, a publicly-traded biotechnology company based in Los Angeles. During his tenure there, Mr. Liberman oversaw legal affairs, policy and strategy for the company. From January 2002 to December 2003, Mr. Liberman served as an independent strategic consultant. Immediately prior to that consulting work, from September 2001 to November 2001, he attended and completed the Program for Management Development at Harvard Business School. From March 1999 to August 2001, Mr. Liberman served in a variety of senior legal and corporate development roles at telecommunications firm Global Crossing and Internet infrastructure providers GlobalCenter (then, a subsidiary of Global Crossing) and Exodus Communications. Mr. Liberman joined Exodus, where he ultimately served as Vice President, Legal & Corporate Affairs, after Global Crossing’s sale of GlobalCenter to Exodus. Immediately prior to Exodus’ acquisition of GlobalCenter, Mr. Liberman served as GlobalCenter’s Vice President, Corporate Development and Associate General Counsel. While at Global Crossing, Mr. Liberman served as Director, Business Development Counsel. Mr. Liberman earned a JD, with Honors, from The Law School at the University of Chicago and an AB, with University Distinction and Honors in Economics, from Stanford University.
Philip Nelson, who is expected to be employed by us until April 2005, has served as our Chief Technology Officer since October 2004. Previously, Mr. Nelson was Entrepreneur in Residence at Accel Partners, a Silicon Valley venture capital firm from June 2003 to October 2004. In May 2001, Mr. Nelson founded and became the CEO of Anteros, which offers innovative integration technology to connect personal productivity tools to enterprise applications. From January 1998 to May 2001 he was technical co-founder of Impresse Corp, a provider of hosted marketing collaboration and spend management solutions. At Impresse, he served in a technical and customer facing role. Earlier in his career, Mr. Nelson held a role similar to the one at Impresse with Verity, corp. He was also a software engineer with Advanced Decision Systems, and won awards for his work at Harvard Medical School improving the design of artificial hip and knee implants. Mr. Nelson holds an SB from MIT in computer science.
Mark G. Thompson has served as our Chief Financial Officer since October 2004. He brings 16 years of financial management and capital markets experience to his current role. From December 2002 to October 2003 and from

February 2004 to September 2004 Mr. Thompson served as CFO of Pay By Touch, the leading provider of biometric payment authentication and payment processing services. From October 2003 to February 2004 Mr. Thompson was Vice President Finance of Pay By Touch. From August 2001 to October 2002 Mr. Thompson was CFO of Vectiv and from July 1999 to July 2001 he was CFO of MarketTools, a provider of online marketing research. Previously, he was Corporate Treasurer of PeopleSoft and Assistant Treasurer of Chiron. Mr. Thompson also held senior positions in finance and engineering at Chevron. He holds a BS degree in electrical engineering from Texas A&M University and an MBA from The Haas School of Business at The University of California at Berkeley.
Joe Y. Shapira has served as our Executive Chairman of the Board of Directors since February 2005 but has resigned from his executive operating role effective December 31, 2005. Mr. Shapira remains Chairman of the Board. From February 2004 to February 2005, Mr. Shapira served as our Executive Co-Chairman of the Board of Directors. From our inception in September 1998 to February 2004, Mr. Shapira served as Chief Executive Officer and Chairman of the Board. He was a co-founder and director of NetCorp, the original developer and owner of JDate. In 1995, Mr. Shapira developed a concept for dating over the Internet and oversaw the software development, design and implementation of the business model of JDate.com. Previously, from 1991 until 1994, Mr. Shapira co-founded and served as a director and officer of Matrix Video Duplication Corporation, a publicly listed company on the Tel Aviv Stock Exchange. From 1987 until 1991, Mr. Shapira co-founded and served as a director and officer of Video Tape Industries, Inc. From 1983 to 1987, Mr. Shapira was a principal in Sha-Rub Investment Co., a Southern California real estate development company. Mr. Shapira graduated from the Ort Singlavosky Institution of Technology in Tel Aviv, Israel in 1972.
Michael A. Brown has served as a member of our Board of Directors since December 2004. Since September 2002, Mr. Brown has been a managing partner at government and public affairs consulting firm Alcalde & Fay, based in Washington, D.C. At Alcalde & Fay, Mr. Brown is focused on international trade, foreign relations, federal and state representation and public policy. In addition to serving on the Board of Directors of Spark Networks, Mr. Brown serves on the Board of Directors of Comcast of Washington, DC. From June 1996 to September 2002, he practiced law at Washington-based Patton Boggs LLP, where he concentrated on a range of municipal issues. Mr. Brown has twice been appointed as a member to the U.S. Presidential Delegations to Africa and serves as the president of the Ronald H. Brown Foundation, which seeks to carry on the work of Mr. Brown’s father, who was U.S. Secretary of Commerce under former President Bill Clinton. Mr. Brown earned a BA degree from Clark University and a JD from Widener University School of Law.
Martial Chaillet has served as a member of our Board of Directors since February 2005. Mr. Chaillet founded MediaWin & Partners in January 2003. MediaWin is a private investment firm that focuses primarily on investments in media and media-related companies. Prior to founding MediaWin, Mr. Chaillet served in a variety of roles at The Capital Group for thirty years, most recently as Senior Vice President and Global Portfolio Manager of Capital Research and Management, the mutual fund arm of the financial institution. In addition to serving on our Board of Directors, Mr. Chaillet sits on the Boards of Directors of Infosearch, Wisekey, Snap TV and Media Partners. Mr. Chaillet earned a degree in Econometrics from the University of Geneva and graduated, with honors, from the Swiss Technical School.
Benjamin Derhy has served as a member of our Board of Directors since October 2004. Over the last five years, Mr. Derhy has not held any employment positions but has been a private investor and entrepreneur, focusing on Internet, consumer products and real estate sectors as well as start-up companies in Europe and Israel. His experience also includes working with American companies and their expansion internationally. In 1984, Mr. Derhy co-founded Turbo Sportswear, a successful clothing manufacturer, and was employed there until 1997. Previously, he was controller at the Hebrew University in Jerusalem, responsible for annual budgets, financial planning and cost accounting. Mr. Derhy holds both BA and MBA degrees from the Hebrew University.
Laura Lauder has served as a member of our Board of Directors since January 2005. Mrs. Lauder has served as a General Partner at Lauder Partners, a Silicon Valley-based venture capital fund, for the past ten years. At Lauder Partners, Mrs. Lauder focuses primarily on Internet and cable-related investments. In addition to her work at Lauder Partners, Mrs. Lauder is involved in a variety of philanthropic initiatives, particularly in the Jewish community. In the past, she has served on the boards of numerous organizations, including the San Francisco Jewish Community Federation and its Endowment Committee, the Jewish Education Service of North America, the Jewish Funders Network, American Jewish World Service and the National Public Radio Foundation. In 2004, Mrs. Lauder was named one of “10 Women to Watch” by Jewish Woman magazine. Mrs. Lauder earned a BA in International Relations from the University of North Carolina — Chapel Hill and the Universidad de Sevilla, Spain.

Scott L. Shleifer has served as a member of our Board of Directors since December 2004. Mr. Shleifer joined Tiger Global Management, L.L.C. in July 2002. Tiger Global Management is an equity investment firm currently managing approximately $1 billion. Mr. Shleifer is a Managing Director focusing primarily on investments in the Internet, for-profit education, and business services sectors. In addition to serving on the Board of Directors of Spark Networks, Mr. Shleifer sits on the Board of Directors of PRC.EDU, an online, for-profit education company in China. Prior to joining Tiger Global Management, Mr. Shleifer was a private equity investor at The Blackstone Group from July 1999 to June 2002. He received a BS in Economics from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude.
There are no family relationships among any of our executive officers or directors.
Compensation of Directors
We pay non-employee directors an annual compensation of $30,000 for their services, except Scott Shleifer who does not receive compensation as a director. In addition, non-employee directors receive a fee of $1,000 for each board and committee meeting attended in person and $500 for each such meeting attended by phone. Non-employee directors are also reimbursed for reasonable costs and expenses that are approved and incurred in the performance of their duties. Officers of our company who are members of the Board of Directors are not paid any directors’ fees. Directors are eligible to receive, from time to time, grants of options to purchase shares under our 2004 Share Option Scheme as determined by the Board of Directors. In 2004, we granted options to purchase 80,000 ordinary shares, which vest over a four-year period, to Michael Brown and Benjamin Derhy, and in February 2005 we made a similar grant of options to purchase 80,000 ordinary shares to Laura Lauder and Martial Chaillet.
Election of Directors
Our Articles of Association provide that all directors appointed by the Board since the last annual general meeting are subject to election by shareholders at the first annual general meeting following their appointment. Our Articles of Association also provide that the re-election of our Board of Directors shall be performed through a “retirement by rotation” system. At each annual general meeting one-third, or the number nearest to but not exceeding one-third, of our Board of Directors shall “retire” from office by rotation. Any retiring director shall be eligible for re-election. Our directors who retire by rotation include (1) any director who wishes to retire and not to offer himself for re-election and (2) any further directors who retire by rotation are those who have been longest in office since their last election or re-election. Where two or more persons became or were re-elected as directors on the same day, those to retire, unless they otherwise agree among themselves, are determined by lot.
Board Committees
Audit Committee. The audit committee consists of Martial Chaillet, Michael Brown and Benjamin Derhy, each of whom are independent directors. Mr. Chaillet, Chairman of the audit committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. The purpose of the audit committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The audit committee’s responsibilities include:
•	The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•	Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.
Compensation Committee. The compensation committee consists of Scott Shleifer, Benjamin Derhy and Laura Lauder, each of whom are independent directors. Mr. Shleifer is the Chairman of the compensation committee. The compensation committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our share option schemes, including the approval of grants under such schemes to our employees, consultants and directors. The compensation committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer.

Nominating Committee. The nominating committee consists of Michael Brown, Martial Chaillet and Laura Lauder, each of whom are independent directors. Mr. Brown is the Chairman of the nominating committee. The nominating committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our Board of Directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s securities, to file with the Securities Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of securities of the Company. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of such reports furnished to the Company, management believes that all officers, directors and greater than ten percent stockholders complied with the filing requirements of Section 16(a) for the fiscal year ended December 31, 2005, except that Alon Carmel filed an untimely Form 3 after our securities became registered under Section 12 of the Securities Exchange Act of 1934, as amended, in 2005.
Code of Business Conduct and Ethics
Our Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. The Code is posted in the corporate governance section of the investor relations page of our Web site located at www.spark.net, and is available in print, without charge, upon written request to the Secretary at Spark Networks plc, 8383 Wilshire Boulevard, Suite 800, Beverly Hills, California 90211. We intend to promptly post any amendments to or waivers of the Code on our Web site.
ITEM 11. EXECUTIVE COMPENSATION
Summary Executive Compensation Table
The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer and each of the other executive officers who served during the year ended December 31, 2005, and whose annual salary and bonus during the fiscal years ended December 31, 2003, 2004 and 2005 exceeded $100,000 (the “Named Executive Officers”).

					Long-Term
					Compensation
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(3)	Options	Compensation(4)
David E. Siminoff(1)	2005	$480,000	$—	$—	—	$14,000
President and Chief	2004	164,701	—	—	1,275,000	800
Executive Officer
Joe Y. Shapira(2)	2005	365,833	—	—	250,000	14,000
Chairman of	2004	370,207	—	20,000	—	12,645
the Board	2003	528,000	1,372,000	20,000	—	14,000
Gregory R. Liberman(5)	2005	186,742	25,000	—	150,000	7,500
Chief Operating	2004	33,409	—	—	100,000	—
Officer and General Counsel
Philip C. Nelson(6)	2005	250,000	—	—	—	10,000
Chief Information Officer	2004	61,553	—	—	250,000	10,000

					Long-Term
					Compensation
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(3)	Options	Compensation(4)
Mark G. Thompson(7)	2005	200,000	25,000	—	—	8,000
Chief Financial	2004	49,242	—	—	250,000	1,083
Officer

(1)	Mr. Siminoff became our President and Chief Executive Officer in August 2004 and has served on the Board of Directors since March 2004.

(2)	Mr. Shapira served as our Chief Executive Officer in 2004 and 2003 and until he became Executive Co-Chairman in February 2004. Mr. Shapira became sole Executive Chairman in February 2005. Mr. Shapira resigned from an executive operating role with our company effective December 31, 2005, but remains Chairman of the Board. Compensation amounts for 2005 exclude a severance payment of $125,000 from us to Mr. Shapira pursuant to a Separation Agreement entered into on January 27, 2006 with effect from January 1, 2006.

(3)	Represents an annual automobile allowance.

(4)	Represents the amount of our annual matching contribution to each individual’s 401(k) account.

(5)	Mr. Liberman has served as our General Counsel since October 2004 and Chief Operating Officer since September 2005.

(6)	Mr. Nelson became our Chief Technology Officer in October 2004.

(7)	Mr. Thompson became our Chief Financial Officer in October 2004.
Employment Agreements
We hired David E. Siminoff as our President and Chief Executive Officer in August 2004 at an annual salary of $480,000. In addition, we granted Mr. Siminoff options to purchase 1,250,000 ordinary shares at a per share exercise price of $4.24. Of these options, 156,250 vested and became exercisable on February 12, 2005, and 156,250 options vested and became exercisable on August 12, 2005 and 312,500 vest each of the three 12-month periods thereafter. If Mr. Siminoff is terminated, including voluntary termination, within six months after a change of control, which is defined in Mr. Siminoff’s option agreement as an acquisition of more than 45% of our then outstanding shares, or other acquisition of effective control of our company, all of his options will vest immediately. If Mr. Siminoff is terminated without cause or if he terminates his employment with us for good reason, 30% of his unvested options will be accelerated and he will also be entitled to payment of his monthly salary in effect at the time of termination for a period of nine months following such termination. Pursuant to the terms of his Employment Agreement, Mr. Siminoff may not directly or indirectly compete with us or solicit our customers during the term of his Employment Agreement and he may not disclose any confidential information during or after his employment. In August 2004, Mr. Siminoff also agreed to continue to serve as a member of our Board of Directors. For his services as director, Mr. Siminoff received options to purchase 25,000 ordinary shares at a per share exercise price of $9.55, all of which are currently vested.
Pursuant to the offer letter and executive employment agreement with Mark Thompson, we hired Mr. Thompson as our Chief Financial Officer in October 2004 at an annual salary of $200,000 and upon a successful listing of our shares or a derivative security of our shares on a national exchange or the Nasdaq National Market in the United States, we will pay him a bonus of $80,000. In addition, we granted Mr. Thompson options to purchase 250,000 ordinary shares at a per share exercise price of $6.69. Those options will vest at a rate of 12,500 shares per quarter for quarterly periods commencing three months after the date his employment commenced; provided, however, that options to purchase 50,000 of those shares will accelerate upon a successful listing of our shares or a derivative security of our shares on a national exchange or the Nasdaq National Market in the United States. These options were accelerated upon our listing on the American Stock Exchange in February 2006. In addition, all of the options will accelerate upon a change of control of our company, which is defined in Mr. Thompson’s employment agreement as the acquisition of more than 50% of our outstanding shares. Pursuant to the terms of his Employment Agreement, Mr. Thompson may not directly or indirectly solicit our customers using confidential information for a period of 12 months following the termination of his Employment Agreement and he may not disclose any confidential information during or after his employment.
We hired Philip Nelson as our Chief Technology Officer in October 2004 at an annual salary of $250,000. In addition, we granted Mr. Nelson options to purchase 250,000 ordinary shares at a per share exercise price of $6.69. Mr. Nelson’s options will vest at a rate of 15,625 shares per quarter, with the first vesting date occurring in January 2005. In addition, all unvested options will become vested upon a change of control of our company, which is defined in Mr. Nelson’s employment agreement as the acquisition of more than 50% of our outstanding shares. Pursuant to the terms of his Employment Agreement, Mr. Nelson may not directly or indirectly solicit our customers using confidential information for a period of 12 months following the termination of his Employment Agreement and he may not disclose any confidential information during or after his employment.
Pursuant to the Executive Employment Agreement with Joe Y. Shapira, effective March 1, 2005, Mr. Shapira served as the Executive Chairman of our Board of Directors at an annual salary of $350,000. On December 31, 2005, Mr. Shapira resigned from an executive operating role with our company. On January 27, 2006, we entered into a separation agreement with Mr. Shapira (the “Separation Agreement”) with effect from January 1, 2006 pursuant to which Mr. Shapira’s Employment Agreement was terminated. Mr. Shapira continues to be a director and serve as Chairman of our Board of Directors. In connection with Mr. Shapira’s departure from an executive role with our company, and pursuant to the Separation Agreement, Mr. Shapira received a one-time severance payment of $125,000. According to the Separation Agreement, Mr. Shapira retained all share options previously awarded to him, and such options will vest and become exercisable on the terms set forth in the respective option certificates. In the past, we had granted Mr. Shapira options to purchase 250,000 ordinary shares at a per share exercise price of $10.50. The options vest at a rate of 31,250 shares per quarter commencing June 1, 2005 and will continue to vest so long as Mr. Shapira remains a director. All unvested options will become vested upon a change in control of our company, which is defined as the acquisition of more than 50% of our outstanding shares. Mr. Shapira may not disclose any confidential information during or after his employment.
In August 2005, we entered into an executive employment agreement with Gregory R. Liberman, our General Counsel and Corporate Secretary, making Mr. Liberman our Chief Operating Officer. Pursuant to terms of the employment agreement, Mr. Liberman will be compensated at an annual salary of $200,000, and upon a successful listing of our shares or a derivative security of our shares on a national exchange or the Nasdaq National Market in the United States, we will pay him a bonus of $25,000. This bonus was paid upon our listing on the American Stock Exchange in February 2006. We also granted Mr. Liberman options, in addition to options granted to him prior to becoming our Chief Operating Officer, to purchase 115,000 ordinary shares at a per share exercise price of $8.74. Those options will vest at a rate of 6.25% per quarter for quarterly periods commencing three months after the date his employment commenced; provided, however, that options to purchase 50,000 of those shares will accelerate upon a successful listing of our shares or a derivative security of our shares on a national exchange or the Nasdaq National Market in the United States. These options were accelerated upon our listing on the American Stock Exchange in February 2006. In addition, all of the options will accelerate upon a change of control of our company, which is defined in Mr. Liberman’s employment agreement as the acquisition of more than 50% of our outstanding shares. Pursuant to the terms of his Employment Agreement, Mr. Liberman may not directly or indirectly solicit our customers using confidential information for a period of 12 months following the termination of his Employment Agreement and he may not disclose any confidential information during or after his employment.
Our Compensation Committee typically determines each executive officer’s annual bonus and will consider the officer’s performance in light of corporate goals and objectives relevant to executive compensation, such as our net revenues, competitive market data pertaining to executive compensation at comparable companies, and such other factors, including factors unrelated to our financial performance, as it may deem relevant. All of our executive officers are eligible to receive an annual bonus at the discretion of the Compensation Committee. There is no specific limit on the amount of a bonus that an officer may receive.
Options Granted in the Year Ended December 31, 2005
The following table sets forth information concerning individual grants of stock options in 2005 to the Named Executive Officers:

	Individual Grants				Potential Realizable
					Value at Assumed
	Number of				Annual Rates of Stock
	Securities	Percent of			Price Appreciation
	Underlying	Total Options	Exercise or		for Option Term(3)
	Options	Granted to	Base Price	Expiration
Name	Granted	Employees(1)	Per Share(2)	Date	5%	10%
David E. Siminoff	—	—%	$—	—	$—	$—
Joe Y. Shapira	250,000	18.1	9.12	03/01/12	928,189	2,163,075
Gregory R. Liberman	35,000	2.5	7.72	02/03/12	109,999	256,343

	Individual Grants				Potential Realizable
Value at Assumed
	Number of				Annual Rates of Stock
	Securities	Percent of			Price Appreciation
	Underlying	Total Options	Exercise or		for Option Term(3)
	Options	Granted to	Base Price	Expiration
Name	Granted	Employees(1)	Per Share(2)	Date	5%	10%
Gregory R. Liberman	115,000	8.3	8.47	08/31/12	396,536	924,098
Mark G. Thompson	—	—	—	—	—	—
Philip C. Nelson	—	—	—	—	—	—

(1)	The total number of options granted to our employees, excluding 160,000 shares underlying options granted to non-employee directors, during 2005 was 1,384,000.

(2)	The exercise price per share of options granted represents the fair market value of the underlying shares on the date the options were granted and are converted from Euros to U.S. dollars using the exchange rate as of December 31, 2005.

(3)	In order to comply with the rules of the SEC, we are including the gains or “option spreads” that would exist for the respective options we granted to the Named Executive Officers. We calculated these gains by assuming an annual compound stock price appreciation of 5% and 10% from the date of the option grant until the termination date of the option, which is the seventh anniversary of the grant date. These gains do not represent our estimate or projection of the future price of the ordinary shares.
Options Exercises and Options Values for Year Ended December 31, 2005
The following table sets forth information concerning option exercises in 2005 and option values as of December 31, 2005 to the Named Executive Officers:

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired		Options at Fiscal Year-End		at Fiscal Year-End (3)
	on	Value
Name	Exercise(1)	Realized(2)	Exercisable	Un-exercisable	Exercisable	Un-exercisable
David E. Siminoff	—	$—	337,500	937,500	$1,162,193	$3,486,578
Joe Y. Shapira	2,500,000	10,689,588	93,750	156,250	—	—
Gregory R. Liberman	—	—	38,751	211,249	37,013	111,038
Mark G. Thompson	—	—	50,000	200,000	79,947	319,788
Philip C. Nelson	—	—	62,500	187,500	99,934	299,801

(1)	Shares acquired on exercise includes all shares underlying the share option or portion of the option exercised, without deducting shares held to satisfy tax obligations, if any, sold to pay the exercise price or otherwise disposed of.

(2)	The value realized of exercised options is the product of (a) the excess of the per share fair market value of the ordinary share on the date of exercise over the per share option exercise price and (b) the number of shares acquired upon exercise.

(3)	The value of unexercised “in-the-money” options is based on a price per share of $7.42, which was the price of a share as quoted on the Frankfurt Stock Exchange at the close of business on December 31, 2005, minus the exercise price, multiplied by the number of shares underlying the option.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2005 regarding compensation plans, including individual compensation arrangements, under which equity securities of Spark Networks plc are authorized for issuance.

Number of securities
remaining available for future
	Number of Securities to be		Weighted- average	issuance under equity
	issued upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected
Plan Category	warrants and rights		warrants and rights	in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,133,250	(1)	$5.32	14,386,500	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,133,250			14,386,500

(1)	Represents share options outstanding under the 2004 Share Option Scheme and the 2000 Executive Share Option Scheme.

(2)	Represents share options available for future grants under the 2004 Share Option Scheme. The 2000 Executive Share Option Scheme has been terminated and no future issuances of options are available; however, all outstanding options granted under the plan continue in full force and effect.
Compensation Committee Interlocks and Insider Participation
To date, we have not had a compensation committee or other Board committee performing equivalent functions. All members of our Board of Directors, some of whom were executive officers, participated in deliberations concerning executive officer compensation. No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company.
Benefit Plans
2004 Share Option Scheme
Our 2004 Share Option Scheme (“2004 Option Scheme”) provides us the ability to grant share options to employees, consultants and directors, and is administered by our Board of Directors, which determines the option grant date, option price and vesting schedule of each option in accordance with the terms of our 2004 Option Scheme. Although our Board of Directors determines the exercise prices of options granted under the 2004 Option Scheme, the exercise price per share may not be less than 85% of the “fair market value,” as defined in the 2004 Option Scheme, on the date of grant. Options granted under the 2004 Option Scheme vest and terminate over various periods at the discretion of our Board of Directors, but subject to the terms of the 2004 Option Scheme. Moreover, the exercise of options may be made subject to such performance or other conditions as our Board of Directors may determine. Options granted under the 2004 Option Scheme are personal to the option holder to whom they are granted and no transfer or assignment is permitted, other than a transfer to the option holder’s personal representatives on death.
Our 2004 Option Scheme terminates on September 20, 2014, unless our Board of Directors terminates it earlier. Nevertheless, options granted under the 2004 Option Scheme may extend beyond the date of termination. Our Board of Directors has the discretion, subject to limitations set forth in the 2004 Option Scheme, to determine different exercise and lapse provisions. If a third party makes an offer to all shareholders to acquire all or a majority of our issued and outstanding shares, other than those shares which are already owned by the offeror, an option holder under the 2004 Option Scheme may exercise any of his or her options at any time within six months of the offeror obtaining control of us; provided, however that the options do not lapse pursuant to a separate provision under the 2004 Option Scheme prior to exercise. If an effective resolution in general meeting for our voluntary winding-up is passed before the date on which an option lapses, such an outstanding option then becomes exercisable for a period of three months after such resolution becomes effective. However, no exercise of an option is permitted at any time after the option has lapsed under a separate provision of the 2004 Option Scheme. At the end of the three month period all options will lapse.
In addition to the terms described above, options granted to employees and service providers of our Israeli subsidiary who are resident in Israel are also subject to the Sub-Plan for Israeli Employees and Service Providers. The Sub-Plan, which incorporates the 2004 Plan by reference, provides additional rules applicable to options granted to those Israeli Employees and Service Providers, as defined by the Sub-Plan.

As of December 31, 2005, 2,613,500 share options were outstanding under the 2004 Option Scheme at prices ranging from $5.90 to $9.34 per share.
2000 Share Option Scheme
Under the terms of our 2000 Executive Share Option Scheme (“2000 Option Scheme”), our Board of Directors was able to grant options, in their discretion, to our employees, directors and consultants. The Board of Directors determined the option price, vesting schedule and termination provisions of each option, subject to limitations contained in the 2000 Option Scheme. In September 2004, our Board of Directors resolved to cease granting options under the 2000 Option Scheme although, pursuant to the provisions of the 2000 Option Scheme, all outstanding options previously granted under the 2000 Option Scheme continue in full force and effect. Our Board of Directors intends to use our 2004 Option Scheme to grant options to employees, consultants and directors in the future.
As of December 31, 2005, 2,089,750 share options were outstanding under the 2000 Option Scheme at prices ranging from $0.86 to $9.34 per share.
Employee Benefit Plan
We have a defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code covering all full-time employees, and providing for matching contributions by us, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by us to the plan for the years ended December 31, 2005, 2004 and 2003 were approximately $234,000, $184,000, and $110,000, respectively.
Indemnification of Directors and Officers and Limitation of Liability
Pursuant to our Articles of Association and in accordance with the Companies Act 1985, we provide the following indemnification to our directors and other officers:
(a)	Indemnification of directors in respect of proceedings brought by third parties (covering both legal costs and the financial costs of any adverse judgment, except for the legal costs of unsuccessful defenses of criminal proceedings, fines imposed in criminal proceedings and penalties imposed by certain regulatory bodies);

(b)	Payment of directors’ defense costs as they are incurred, including if the action is brought by the company itself. A director in this situation would still be liable to pay any damages awarded to our company and to repay his defense costs to the company if his defense were unsuccessful, other than where the company chooses to indemnify him in respect of legal costs incurred in certain types of civil third party proceedings; and

(c)	Indemnification of our officers who are not directors without many of the restrictions that apply to indemnification of directors.
We have entered into indemnification agreements with our directors and executive officers that require us to indemnify them from and against all liabilities, costs, including legal costs, claims, actions, proceedings, demands, expenses and damages arising in connection with the performance by them of their respective duties to the fullest extent permitted by our Memorandum and Articles of Association and applicable law, each as modified from time to time.
We are required to disclose such indemnities in our annual directors’ report which is publicly filed with the Registrar of Companies for England and Wales. Shareholders are able to inspect any relevant indemnification agreement.
We maintain a directors’ and officers’ insurance policy. The policy insures directors and other officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses our company for those losses for which we have lawfully indemnified our directors and officers. The policy contains various exclusions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares, as of February 1, 2006, for:
•	each person or entity who we know beneficially owns more than 5% of our ordinary shares;

•	each Named Executive Officer and each director; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. The number of shares of ordinary shares outstanding, on an as-converted basis, used in calculating the percentage for each listed shareholder includes ordinary shares underlying options or a warrant held by the shareholder, all of which are being registered in this report, but excludes ordinary shares underlying options or warrants held by any other person or entity. In addition, the number of each shareholder’s ordinary shares underlying warrants and options that are exercisable within 60 days of February 1, 2006 is set forth below. Percentage of beneficial ownership is based on 30,247,996 ordinary shares outstanding as of February 1, 2006. Unless otherwise indicated, the address of each beneficial owner is c/o: Spark Networks plc, 8383 Wilshire Blvd., Suite 800, Beverly Hills, California 90211.

	Number of	Percentage
Name of Beneficial Owner	Shares	of Shares
5% stockholders:
Great Hill Investors, LLC (1)	6,000,000	19.8%
Tiger Global Management, L.L.C.(2)	4,631,085	15.3
Alon Carmel (3)	2,753,848	9.1
Capital Research and Management Company (4)	2,725,000	9.0
Criterion Capital Management LLC (5)	1,826,337	6.0
FM Fund Management Limited (6)	2,201,890	7.3

Named Executive Officers and Directors:
David E. Siminoff (7)	2,124,500	6.7
Joe Y. Shapira (8)	3,012,639	9.9
Gregory R. Liberman (9)	262,500	*
Mark Thompson (10)	250,000	*
Philip Nelson (11)	250,000	*
Scott Shleifer (12)	—
Michael Brown (13)	80,000
Benjamin Derhy (14)	80,000	*
Laura Lauder (15)	180,000	*
Martial Chaillet (16)	200,000	*
All directors and executives as a group (10 persons) (17)	6,439,639	19.6

*	Less than 1%.

(1)	Consists of 68,862 shares held by Great Hill Investors, LLC (“GHI”); 5,713,465 shares held by Great Hill Equity Partners II, Limited Partnership (“GHEP II”); and 217,673 shares held by Great Hill Affiliate Partners II, L.P. (“GHAP II,” and together GHI and GHEP II, the “Funds”). Each Fund is an investment fund, principally engaged in the business of making private equity and other investments. Great Hill Partners GP II, LLC (“GPII,” and together with the Funds, the “Great Hill Entities”) is the sole general partner of GHEP II and GHAP II. Stephen F. Gormley, Christopher S. Gaffney and John G. Hayes (collectively, the “Controlling Persons”) are the managers of GPII and GHI. The principal business office of the Funds, GPII and the Controlling Persons is c/o Great Hill Partners, LLC, One Liberty Square, Boston, Massachusetts 02109.

(2)	Consists of 3,413,422 shares held by Tiger Global, L.P.; 1,141,593 shares held by Tiger Global, Ltd.; and 76,070 shares held by Tiger Global II, L.P. Each entity has sole voting power over the shares it holds; Tiger Global Management, L.L.C. is the investment manager of Tiger Global, L.P., Tiger Global, Ltd. and Tiger Global II, L.P. and it has shared investment power over the 4,631,085 shares; Charles P. Coleman III is the sole managing member of the Tiger Global Management, L.L.C. Tiger Global Performance, L.L.C. is the sole general partner of Tiger Global, L.P.; Charles P. Coleman III is the sole managing member of the general partner of Tiger Global, L.P.; Tiger Global Performance, L.L.C. is the sole general partner of Tiger Global II, L.P.; Charles P. Coleman III is the sole managing member of Tiger Global II, L.P. The address for Tiger Global Management, L.L.C., Tiger Global, L.P. and Tiger Global II, L.P. is 101 Park Avenue, 48th Floor, New York, New York 10178. The address for Tiger Global, Ltd. is c/o Ironshore Corporate Services Limited, Queensgate House, South Church Street, P.O. Box 1234, George Town, Grand Cayman, Cayman Islands.

(3)	Includes (i) 8,000 shares held by his spouse and (ii) 550,000 shares held by the Shapira Children’s Trust of which Mr. Carmel is the trustee.

(4)	Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of 2,725,000 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital Research and Management Company has sole dispositive power over these shares. Included in the holdings of Capital Research and Management Company is the holding of SMALLCAP World Fund, Inc., an investment company registered under the Investment Company Act of 1940, which is advised by Capital Research and Management Company. SMALLCAP World Fund, Inc. is the beneficial owner of 2,010,800 shares, of which it has sole voting power. The persons controlling the investment decisions with respect to the shares held by Capital Research and Management Company and SMALLCAP World Fund are Gordon Crawford, J. Blair Frank, J. Dale Harvey, Claudia Huntington , Jonathan Knowles and Mark Denning. The address for both entities is 333 South Hope Street, Los Angeles, California 90071.

(5)	Criterion Capital Management LLC, of which Christopher H. Lord is the sole manager, purchased shares on the open market with no special arrangements with the Company.

(6)	The registered office of FM Fund Management Limited is Queensgate House, South Church Street, George Town, Grand Cayman, Cayman Islands. Florian Homm has voting and investment powers for the shares held by FM Fund Management Limited.

(7)	Includes 1,275,000 shares issuable upon exercise of share options, 337,500 shares of which underlie options exercisable within 60 days of February 1, 2006.

(8)	Includes (i) 250,000 shares issuable upon exercise of share options,125,000 shares of which underlie options exercisable within 60 days of February 1, 2006, (ii) 1,062,415 shares held by the Joe Shapira Family Trust of which Mr. Shapira is trustee, (iii) 550,000 shares held by the Shapira Children’s Trust of which Alon Carmel is trustee and Mr. Shapira has the right to substitute the corpus, and (iv) 12,000 shares held by a third-party custodian for Mr. Shapira’s children. Mr. Shapira disclaims beneficial ownership of the shares held by the Shapira Children’s Trust and by third-party custodian for his children, except to the extent of his pecuniary interest.

(9)	Includes 250,000 ordinary shares issuable upon the exercise of options, which includes 104,376 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of February 1, 2006.

(10)	Consists of 250,000 ordinary shares issuable upon the exercise of options, which includes 112,500 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 1, 2006.

(11)	Consists of 250,000 ordinary shares issuable upon the exercise of options, which includes 128,125 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of February 1, 2006.

(12)	Excludes 3,413,422 shares held by Tiger Global, L.P. and 76,070 shares held by Tiger Global II, L.P., of which Scott Shleifer is a limited partner. Mr. Shleifer holds the position of Managing Director at Tiger Global Management, L.L.C.

(13)	Represents shares issuable upon exercise of share options, 25,000 shares of which underlie options exercisable within 60 days of February 1, 2006.

(14)	Represents shares issuable upon exercise of share options, 30,000 shares of which underlie options exercisable within 60 days of February 1, 2006.

(15)	Consists of 100,000 held by Mrs. Lauder’s husband and 80,000 shares issuable to Mrs. Lauder upon exercise of share options, 20,000 shares of which underlie options exercisable within 60 days of February 1, 2006.

(16)	Includes 80,000 shares issuable upon exercise of share options, 20,000 shares of which underlie options exercisable within 60 days of February 1, 2006.

(17)	Shares beneficially owned by all executive officers and directors as a group include options to purchase 2,595,000 shares, 902,501 shares of which are currently exercisable or exercisable within 60 days of February 1, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Efficient Frontier
In 2004, we entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of our online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of our Chief Executive Officer, David E. Siminoff. We paid approximately $335,000 to Efficient Frontier in 2005 and $61,000 in 2004.
Yobon, Inc.
In 2004, the Company invested $250,000 in Yobon, Inc., a provider of Web toolbar technology. The Chief Technology Officer, Phil Nelson, is the Chairman of Yobon. In December 2005, the company determined that the value of the Yobon investment would not be realized in full and recorded an impairment charge in the amount of $105,000.
Other Relationships
Until August 31, 2005, we employed Elraz Sela, the nephew of Alon Carmel, our former Co-Executive Chairman of the Board, in an executive position for which we compensated him $120,000 per year. In addition, several other relatives of each of Joe Y. Shapira, currently our Chairman of the Board, and Alon Carmel hold non-executive positions with us and Spark Networks Israel for which they are compensated less than $60,000.
Other Agreements
On December 1, 2005, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership and Great Hill Affiliate Partners II L.P. purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions. Of the 6,000,000 shares purchased, (i) 1,250,000 shares were purchased from Joe Y. Shapira, our Chairman of the Board of Directors, at $4.60 per share, (ii) 1,250,000 shares were purchased from Alon Carmel, our former Co-Executive Chairman of the Board of Directors, at $4.60 per share, (iii) 1,500,000 shares were purchased from Criterion Capital Management LLC, a more than 5% holder of our securities, at $5.35 per share, and (iv) 2,000,000 shares were purchased from affiliates of Tiger Global Management, L.L.C at $5.35 per share. Tiger Global Management was our largest shareholder prior to the sale of the 2,000,000 shares, and one of our directors,

Scott Shleifer, is a limited partner of Tiger Global, L.P., an affiliate of Tiger Global Management and one of the sellers of the 2,000,000 shares.
We had entered into a confidentiality agreement dated October 14, 2005 with Great Hill Equity Partners II (“Great Hill”) that contained a provision (the “Standstill Provision”) pursuant to which Great Hill agreed not to, among other things, directly or indirectly acquire, offer to acquire, or propose to acquire more than 2% of any class of our securities or rights to acquire more than 2% of any class of our securities for a period of one year from the date of the confidentiality agreement without our prior written consent. On December 1, 2005, we and Great Hill entered into a standstill agreement (the “Standstill Agreement”) pursuant to which we waived the Standstill Provision and Great Hill agreed that its ability to increase its beneficial ownership of our securities would be subject to the terms and conditions of the Standstill Agreement, which has a term of five years unless terminated earlier. Pursuant to the Standstill Agreement, for a period of 14 months from the date of the Standstill Agreement (the “Fourteen Month Period”), Great Hill agreed that it would not, without the prior written consent by us:
•	acquire or seek to acquire, directly or indirectly, by purchase or otherwise, ownership of any of our voting securities (or rights to acquire any of our class of securities or any subsidiary thereof) such that Great Hill and its affiliates (the “Great Hill Group”) would beneficially own more than 29.9% of our total voting power (the “Total Voting Power”), which is defined as the aggregate number of votes which may be cast by holders of outstanding voting securities on a poll at a general meeting of ours taking into account any voting restrictions imposed by our Articles of Association, or take any action that would require us to make a public announcement regarding the foregoing under applicable law;

•	participate in any of the following with respect to us or our subsidiaries: (i) any tender, takeover or exchange offer or other business combination, (ii) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction, or (iii) any solicitation of proxies or consents to vote any voting securities;

•	form, join or participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing;

•	seek to control our Board of Directors; and

•	enter into any arrangements with any third party with respect to any of the above.
After the expiration of the Fourteen Month Period, Great Hill agreed that it would not acquire or seek to acquire beneficial ownership of any of our voting securities (or rights to acquire any class of our securities or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (i) prior to giving effect thereto, the Great Hill Group beneficially owns less than 60% of Total Voting Power and (ii) after giving effect, the Great Hill Group would beneficially own more than 29.9% of Total Voting Power.
Notwithstanding the foregoing, the Great Hill Group, after the Fourteen Month Period, would not be deemed to beneficially own any voting securities owned by another person if the sole reason is being a member of a group with such person and there are no other indicia of beneficial ownership of such securities that are attributable to the Great Hill Group.
The provisions of the Standstill Agreement do not apply to (i) repurchases, redemptions, a rights issue, recapitalizations and consolidation or a share capital reduction us, and (ii) offers to acquire securities by the Great Hill Group to all of the holders of our voting securities.
Furthermore, each member of the Great Hill Group agreed not to sell or transfer shares purchased pursuant to certain share purchase agreements for 180 days from the date of the Standstill Agreement without our written consent.
On December 1, 2005, in connection with the exercise of options, each of Joe Y. Shapira and Alon Carmel entered into tax indemnification agreements with us. Mr. Shapira is currently the Chairman of our Board of Directors. Mr. Carmel is a co-founder, our former President and former Executive Co-Chairman of our Board of Directors. Pursuant to the indemnification agreements, each of Messrs. Shapira and Carmel agreed to indemnify and to pay us any taxes (including income, employment or other withholding taxes), interest and/or penalties and other costs and expenses (including attorney’s fees incurred by us) we are required to pay as a result of our failure to withhold any federal, state, local or foreign taxes in respect of the exercise of each of their options, respectively.
On January 27, 2006, we entered into a separation agreement with Joe Y. Shapira (the “Separation Agreement”) with effect from January 1, 2006 pursuant to which Mr. Shapira’s employment agreement dated March 1, 2005 (the “Employment Agreement”) was terminated. Mr. Shapira will continue as the non-executive Chairman of our Board of Directors. According to the Separation Agreement, we agreed to pay Mr. Shapira severance pay in the lump sum amount of $125,000, minus applicable state and federal withholdings. Mr. Shapira will retain all share options previously awarded to him, and such options will vest and become exercisable on the terms set forth in the respective option certificates. For his services as a director, we will pay Mr. Shapira a director’s fee at the rate of $30,000 per year, payable in monthly installments of $2,500 each for each month of service. In addition, Mr. Shapira will receive $1,000 for his in-person attendance at a Board or committee meeting and $500 for his attendance at a telephonic Board or committee meeting, in addition to reimbursement for approved expenses incurred in the performance of his duties. According to the Separation Agreement, Mr. Shapira is expected to attend at least four Board meetings and, if applicable, four committee meetings per year. Mr. Shapira’s appointment to the Board will extend until our next annual general meeting and continue as long as he is reelected to the Board by our shareholders, unless Mr. Shapira resigns or is removed in accordance with our Memorandum and Articles of Association and applicable law. We agreed to defend and indemnify Mr. Shapira to the fullest extent permitted by our charter documents and applicable law against any demand, claim, cause of action, action, loss, and/or liability that is made against him arising from or relating to Mr. Shapira’s employment with us, service as a director of our company, or otherwise. Mr. Shapira agreed to release and discharge us from any and all employment termination claims, actions, demands, rights, or damages of any kind for termination of Mr. Shapira’s employment, Employment Agreement and/or separation from our company.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
During the fiscal years ended December 31, 2005 and 2004, we retained Ernst & Young LLP to provide services as follows:

	Fees for the Year Ended December 31,
Service	2005	2004
Audit fees(1)	$569,047	$1,130,977
Audit-related fees(2)	112,669	62,213
Tax fees(3)	—	24,162
All other fees	—	—

Total audit and non-audit fees	$681,716	$1,217,352

(1)	These are fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, review of our quarterly reports, review of our Registration Statement on Form S-1, and the issuance of opinions on our filings with the Companies House which must be compliant with Generally Accepted Accounting Principles in the United Kingdom.

(2)	These are fees for assurance and related services performed that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3)	These are fees for professional services with respect to tax compliance and/or tax consulting services.
Pre-Approval Policy
In accordance with our Audit Committee Charter, the Audit Committee pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The scope of the pre-approval shall include pre-approval of all fees and terms of engagement. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(a)(3)	Exhibits

Exhibit
Number		Description of Exhibit
3.1
Memorandum of Association of Registrant dated September 3, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

3.2
Certificate Confirming Incorporation and Change of Name dated January 31, 2005 (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

3.3
Articles of Association of Registrant, as amended April 11, 2000, December 10, 2004, September 2, 2005 and November 14, 2005 (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005).

4.1
Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on February 8, 2006).

4.2		Form of ADR (included in Exhibit 4.1 herein).

4.3
Specimen ordinary share certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 7, 2005).

10.1
Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1	(a)
First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1	(b)
Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1	(c)
Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1	(d)
Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1	(e)	Fifth Amendment to Lease, dated February 22, 2006.

10.2
2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2	(a)
Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.3
2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.3	(a)
Form of Option Agreement for 2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

Exhibit
Number		Description of Exhibit

10.4
Asset Purchase Agreement, dated November 27, 2003, between the Registrant and Point Match USA, Inc. (incorporated by reference to exhibit 10.4 of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.4	(a)
First Amendment to Asset Purchase Agreement, January 7, 2004, between the Registrant and Point Match USA, Inc. (incorporated by reference to Exhibit 10.4(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.5
Asset Purchase Agreement, dated November 27, 2003, between MatchNet (Israel) Ltd., a subsidiary of the Registrant, and Point Match Ltd. (incorporated by reference to exhibit 10.5 of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.5	(a)
First Amendment to Asset Purchase Agreement, dated January 7, 2004, between MatchNet (Israel) Ltd., a subsidiary of the Registrant, and Point Match Ltd. (incorporated by reference to exhibit 10.5(a) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.6
Executive Employment Agreement, dated August 12, 2004, between the Registrant and David Siminoff (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.7
Executive Employment Agreement, dated October 4, 2004, between the Registrant and Mark Thompson (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.8
Executive Employment Agreement, dated October 4, 2004, between the Registrant and Phillip Nelson (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.9
Executive Employment Agreement, dated March 1, 2005, between the Registrant and Joe Y. Shapira (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.9	(a)
Separation Agreement entered into by and between the Registrant and Joe Y. Shapira effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006).

10.10
Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 7, 2005).

10.10	(a)
List of Parties executing Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.10(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 7, 2005).

10.11
Deal Documents and Purchase Agreement for investment in Yobon, Inc. dated October 19, 2004 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.12
Warrant Agreement, dated December 30, 2004, between the Registrant and Europlay Capital Advisors LLC (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.13
Executive Employment Agreement, dated August 31, 2005, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.14
Stock Purchase Agreement dated May 19, 2005 by and among the Registrant, MingleMatch, Inc., The Corporation of the President of the Church of Jesus Christ of Latter-day Saints, and shareholders of MingleMatch, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.15
Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

Exhibit
Number	Description of Exhibit
10.16
Tax Indemnification Agreement entered into by the Registrant and Joe Y. Shapira on December 1, 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.17
Tax Indemnification Agreement entered into by the Registrant and Alon Carmel on December 1, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.18
Deposit Agreement for Global Depositary Shares (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-51195) filed with the Securities and Exchange Commission on November 7, 2005).

10.19	Form of GDR (included in Exhibit 10.18 herein).

16.1
Letter re: Change in Certifying Accountant (incorporated by reference to exhibit 16.1 of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

21.1
List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on December 14, 2005).

23.1	Consent of Ernst & Young.

23.2	Consent of Tanner LC.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 10, 2006.

Spark Networks plc
/s/ David E. Siminoff
David E. Siminoff
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David E. Siminoff

David E. Siminoff	Chief Executive Officer and President (Principal Executive Officer)	March 10, 2006

/s/ Mark Thompson

Mark Thompson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

/s/ Joe Y. Shapira

Joe Y. Shapira	Chairman of the Board	March 10, 2006

Michael Brown	Director

/s/ Martial Chaillet

Martial Chaillet	Director	March 10, 2006

/s/ Benjamin Derhy

Benjamin Derhy	Director	March 10, 2006

Laura Lauder	Director

/s/ Scott Shleifer

Scott Shleifer	Director	March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Spark Networks plc
We have audited the accompanying consolidated balance sheets of Spark Networks plc as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks plc at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, in 2005 the Company changed its method of accounting for stock based compensation.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 15, 2006

SPARK NETWORKS PLC
(formerly known as MatchNet plc)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$17,096	$4,265
Marketable securities	196	3,158
Restricted cash	1,085	1,330
Accounts receivable, net of allowance of $13	932	641
Advances to employees	1	20
Prepaid expenses and other	1,492	879

Total current assets	20,802	10,293
Property and equipment, net	4,453	6,467
Goodwill, net	17,344	7,955
Intangible assets, net	4,627	1,069
Investment in noncontrolled affiliate	1,099	1,167
Deposits and other assets	295	408

Total assets	$48,620	$27,359

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,267	$3,014
Accrued liabilities	3,632	8,052
Deferred revenue	4,991	3,933
Notes payable – current portion	9,930	400
Current portion of obligations under capital leases	—	173

Total current liabilities	20,820	15,572
Deferred tax liability	1,717	—
Notes payable – long term	900	1,300

Total liabilities	23,437	16,872
Shares subject to rescission	6,089	3,819
Commitments and contingencies (note 13)	—	—
Shareholders’ equity:
Authorized capital £800,000 divided into 80,000,000 ordinary shares of 1p each; issued and outstanding 30,241,496 shares as of December 31, 2005, 24,587,351 shares as of December 31, 2004 at a stated value of:	487	401
Additional paid-in-capital	64,064	50,423
Deferred share-based compensation	—	(305)
Accumulated other comprehensive income (loss)	(302)	(13)
Notes receivable from employees	(82)	(203)
Accumulated deficit	(45,073)	(43,635)

Total shareholders’ equity	19,094	6,668

Total liabilities and shareholders’ equity	$48,620	$27,359

See accompanying notes.

SPARK NETWORKS PLC
(formerly known as MatchNet plc)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net revenues	$65,511	$65,052	$36,941

Direct marketing expenses	24,411	31,240	18,395

Contribution margin	41,100	33,812	18,546
Operating expenses[1]:
Indirect marketing	1,208	2,607	986
Customer service	2,827	3,379	2,536
Technical operations	7,546	7,184	4,481
Product development	4,118	2,013	959
General and administrative	25,074	29,253	18,537
Amortization of intangible assets other than goodwill	1,085	860	555
Impairment of long-lived assets	105	208	1,532

Total operating expenses	41,963	45,504	29,586

Operating loss	(863)	(11,692)	(11,040)

Interest (income) and other expenses, net	711	(66)	(188)

Loss before income taxes	(1,574)	(11,626)	(10,852)

Provision (benefit) for income taxes	(136)	1	—

Net loss	$(1,438)	$(11,627)	$(10,852)

Net loss per share – basic and diluted	$(0.06)	$(0.51)	$(0.57)

Weighted average shares outstanding – basic and diluted	26,105	22,667	18,970

1.	Operating expenses include share-based compensation as follows:

Indirect marketing	$24	$156	$79
Customer service	44	—	—
Technical operations	338	22	140
Product development	248	—	—
General and administrative	2,063	1,526	1,652
     See accompanying notes.

SPARK NETWORKS PLC
(formerly known as MatchNet plc)
CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY
(in thousands)

					Accumulated
					Other
				Deferred	Compre-	Notes		Total
			Additional	Share	hensive	Receivable	Accumu-	Share-
	Ordinary Shares		Paid-in	Compen-	Income	from	lated	holders’
	Shares	Amount	Capital	sation	(Loss)	Employees	Deficit	Equity
BALANCE, December 31, 2002	18,707	$299	$34,237	$ —	$83	$ —	$(21,156)	$13,463
Issuance of ordinary shares upon exercise of share options and warrants	850	14	1,057	—	—	—	—	1,071
Unrealized loss on marketable securities	—	—	—	—	(123)	—	—	(123)
Share-based compensation	—	—	4,443	(2,572)	—	—	—	1,871
Issuance of loans to employees	—	—	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	—	—	(10,852)	(10,852)

BALANCE, December 31, 2003	19,557	313	39,737	(2,572)	(40)	(120)	(32,008)	5,310
Issuance of ordinary shares upon exercise of share options and warrants	4,430	77	7,603	—	—	—	—	7,680
Private placement of ordinary shares	600	11	3,646	—	—	—	—	3,657
Unrealized loss on marketable securities	—	—	—	—	(73)	—	—	(73)
Foreign currency translation adjustment	—	—	—	—	100	—	—	100
Share-based compensation	—	—	(563)	2,267	—	—	—	1,704
Issuance of loans to employees	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(11,627)	(11,627)

BALANCE, December 31, 2004	24,587	401	50,423	(305)	(13)	(203)	(43,635)	6,668
Issuance of ordinary shares upon exercise of share options and warrants	5,304	79	8,356	—	—	—	—	8,435
Issuance of ordinary shares for acquisition	150	3	1,076	—	—	—	—	1,079
Issuance of ordinary shares for settlement	200	4	1,797	—	—	—	—	1,801
Unrealized gain on marketable securities	—	—	—	—	114	—	—	114
Foreign currency translation adjustment	—	—	—	—	(403)	—	—	(403)
Share-based compensation	—	—	2,412	305	—	—	—	2,717
Loans to employees	—	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	—	(1,438)	(1,438)

BALANCE, December 31, 2005	30,241	$487	$64,064	$ —	$(302)	$(82)	$(45,073)	$19,094

     See accompanying notes.

SPARK NETWORKS PLC
(formerly known as MatchNet plc)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(1,438)	$(11,627)	$(10,852)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,709	3,925	1,996
Impairment of notes receivable and long-lived assets	226	208	1,532
Share-based compensation	2,717	1,704	1,871
Shares issued for legal settlement	97	—	—
Deferred tax liability	(106)	—	—
Imputed interest on notes payable	181	—	—
(Gain) loss from sale of marketable securities	107	(3)	—
Loss from investment in noncontrolled affiliate	68	—	—
Notes payable issued for legal settlement	—	1,700	—
Changes in operating assets and liabilities:
Accounts receivable	(291)	(231)	(318)
Advances to employees	19	45	1,497
Restricted cash	245	(1,330)	—
Prepaid expenses and other assets	22	146	(297)
Accounts payable and accrued liabilities	(3,668)	3,126	5,477
Deferred revenue	1,058	701	1,697

Net cash provided by (used in) operating activities	3,946	(1,636)	2,603

Cash flows from investing activities:
Sale of marketable securities	2,967	3,553	5,422
Purchases of marketable securities	—	(3,000)	(2,033)
Purchases of property and equipment	(1,448)	(5,467)	(2,733)
Purchases of businesses and intangible assets	—	(5,077)	(151)
Purchase of noncontrolled affiliate	—	(1,167)	—
Cash paid in acquisition of business, net of cash acquired	(1,778)	—	—
Deposit for acquisition of business	—	—	(2,046)

Net cash used in investing activities	(259)	(11,158)	(1,541)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	10,705	15,156	1,071
Principal payments of capital lease obligations	(173)	(314)	(176)
Notes payable	(388)	—	—
Loans and advances to employees	—	182	(385)
Payment on notes payable for acquisition	(1,000)	—	—

Net cash provided by financing activities	9,144	15,024	510

SPARK NETWORKS PLC
(formerly known as MatchNet plc)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Net increase (decrease) in cash	12,831	2,230	1,572
Cash and cash equivalents at beginning of year	4,265	2,035	463

Cash and cash equivalents at end of year	$17,096	$4,265	$2,035

Supplemental disclosure of cash flow information:
Cash (received) paid for interest	$42	$41	$75
Cash paid for income taxes	$—	$1	$—

Supplemental information of non-cash investing and financing activities:
Equipment capital lease financing	—	—	$662
MingleMatch, Inc. acquisition Short-term notes payable issued	$10,000	—	—
Fair value of ordinary shares issued	$1,079	—	—
Accrued transaction costs	$165	—	—
Shares issued for legal settlement expensed in prior year	$1,793	—	—
See accompanying notes.

SPARK NETWORKS PLC
(formerly known as MatchNet plc)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies
The Company
Spark Networks plc (formerly known as MatchNet plc) (the ‘‘Company’’) is a public limited company incorporated under the laws of England and Wales. The Company has American depositary receipts which are traded on the American Stock Exchange and global depositary receipts which are traded on the Frankfurt Stock Exchange . The Company and its consolidated subsidiaries provide Internet personals services, in the United States and internationally, whereby adults are able to post information about themselves (‘‘profiles’’) on the Company’s Web sites and search and contact other individuals who have posted profiles.
Membership on the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles is free. The Company charges a subscription fee for one, three, six and twelve-month subscriptions to members allowing them to initiate communication with other members and subscribers via the Company’s confidential email communications platform. Two way communications through the Company’s confidential email platform can only take place between paying subscribers.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the parent Company and all of its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The financial statements of the Company’s foreign subsidiary are prepared using the local currency as the subsidiary’s functional currency. The Company translates the assets and liabilities using period-end rates of exchange, and revenues and expenses using average rates of exchange for the year. The resulting gain or loss is included in accumulated other comprehensive income (loss) and are excluded from net income (loss).
Reclassification
Certain prior year financial information has been reclassified to conform with current year classifications.
Revenue Recognition and Deferred Revenue
Substantially all of the Company’s revenues are derived from subscription fees. Revenues are presented net of credits and credit card chargebacks. The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin No. 104, ‘‘Revenue Recognition.’’ Recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed and determinable, and collection is reasonably assured. Subscribers pay in advance, primarily by using a credit card, and all purchases are final and nonrefundable. Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight line method over the term of the subscription.

The Company derives a small amount of revenues (less than 2% in 2005, 2004, and 2003) from certain promotional events. Revenues and the related expenses associated with these events are recognized at the conclusion of each event.
The Company also earns a small amount of revenue from barter arrangements. The Company provides internet banner advertising space to a marketing associate in exchange for similar advertising space on the marketing associate’s web site. Barter transactions are valued based on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. Revenue and the related marketing expenses, had these been cash arrangements, totaled $21,000, $93,000, and $66,000 for the years ended December 31, 2005, 2004, and 2003 respectively. The Company recorded these barter arrangements as direct marketing expense and related revenue based on the number of new registrations generated from the marketing associates and the average historic member acquisition costs.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2005, 2004, and 2003 the Company incurred advertising costs amounting to approximately $23.3 million, $29.1 million, and $18.1 million respectively.
Cash and Cash Equivalents
All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents.
Marketable Securities
The Company makes temporary investments of cash in liquid interest bearing accounts and marketable securities. Marketable securities are classified as available for sale, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’, and are stated at fair market value, with any unrealized gains or losses reported as other comprehensive income (loss) under shareholders’ equity in the accompanying consolidated balance sheets. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred. For the years ended December 31, 2004 and 2003, realized gains and recorded losses were insignificant. In 2005, the Company sold securities in the amount of $3.0 million and recognized a loss of $107,000 and reclassified specifically identifiable losses from unrecognized gains and losses of $112,000.
As of December 31, 2005, investment in marketable securities consists of government debt securities with maturities between five to ten years. The fair value of the available for sale securities approximates their carrying value (amortized cost). Unrealized gains and losses were immaterial.
Restricted Cash
The credit card processors the Company uses regularly withhold deposits and maintain balances which we record as restricted cash. As of December 31, 2005 and 2004, the Company had $1.1 million and $1.3 million in restricted cash, respectively.
Accounts Receivable
Accounts receivable is primarily composed of credit card payments for membership fees pending collection from the credit card processors. The Company records a reserve based on historical charge back levels experienced over the preceding three-month period. The allowance for doubtful accounts as of December 31, 2005 and 2004 was approximately $13,000 and $13,000, respectively. The chargeback reserve as of December 31, 2005 and 2004 was approximately $117,000 and $66,000, respectively. Amounts charged to expense for 2005 and 2004 were approximately $51,000 and $72,000, respectively.
Prepaid Advertising Expenses
In certain circumstances, the Company pays in advance for Internet based advertising on other contracted Web sites, and expenses the prepaid amounts over the contract periods as the contracted Web site delivers on their commitment. The Company evaluates the realization of prepaid amounts at each reporting period, and expenses prepaid amounts if it determines that the contracted Web site will be unable to deliver on their commitment.

Web Site and Software Development Costs
The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position (‘‘SOP’’) 98-1 ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.’’ SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.
In accordance with Emerging Issues Task Force (‘‘EITF’’) 00-2 ‘‘Accounting for Web Site Development Costs,’’ the Company expenses costs related to the planning and post implementation phases of Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for the Web site are included in expenses in the accompanying consolidated statements of operations.
Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Capitalized	$350	$658	$825
Expensed	$595	$693	$602
Unamortized Balance	$800	$1,045	$1,080
In 2004, the Company recorded an impairment for capitalized software development costs of approximately $208,000.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation, which is provided using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease. Amortization of assets recorded under capital leases is included in depreciation expense over the term of the leases. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss, if any, reflected in the Company’s results of operations.
In October 2003, the Company changed the estimated useful life over which property and equipment are depreciated from a range of five to seven years previously used, to three years based on business developments that took place in 2003, and on management’s opinion that rapid changes in technology reduced the useful life of the Company’s assets. The effect of the change in estimate is immaterial to the financial statements.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions. On January 1, 2002, the Company adopted SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’, which no longer requires the periodic amortization of goodwill. As of December 31, 2005 and 2004, the Company had unamortized goodwill of approximately $17.3 million and $8.0 million respectively. Goodwill has been tested for impairment under the provisions of SFAS No. 142 and these tests indicated that there was no impairment.
Intangible Assets
Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised mainly of purchased member and subscriber databases, domain names, and acquired technologies. Domain names were determined to have indefinite useful lives, thus, they are not amortized. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives (three years for member databases, three months for subscriber databases and five years for acquired technologies).
Impairment of Long-lived Assets
The Company assesses the impairment of assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or common stock, a significant decline in actual and projected revenue, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.
If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.
In December 2004, based on changes in management and the reevaluation of our existing projects, the Company determined that certain internally developed software projects would not be necessary to be completed. As such, the Company recorded an impairment charge of $208,000.
In October 2003, based on business developments that took place in 2003, and on management’s opinion that rapid changes in technology reduced the fair value of some of its property and equipment (mostly computer equipment and capitalized software costs), the Company recorded an impairment charge of approximately $1.5 million.
Income Taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.
In assessing the potential realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s tax loss carry-forwards remain deductible.
Direct Marketing
The Company’s direct marketing expenses consist primarily of amounts the Company pays for advertising in order to generate traffic to its Web sites. These advertising costs are primarily online advertising and are directly attributable to the revenues received from paying subscribers.
Indirect Marketing
The Company’s indirect marketing expenses relate primarily to salaries for sales and marketing personnel and other associated costs such as public relations.

Customer Service
The Company’s customer service expenses relate primarily to the salaries and wages associated with operating the member service center, as well as depreciation expense for customer service related assets.
Technical Operations
The Company’s technical operations expenses relate primarily to the people and systems necessary to support its network, Internet connectivity and other data and communication support. Also included is depreciation expense for technical operations related assets.
Product Development
The Company’s product development expenses relate primarily to salaries and wages for personnel involved in the development, creation, and enhancement of its Web sites and services and depreciation expense for product development related assets.
General and Administrative
The Company’s general and administrative expenses relate primarily to corporate personnel related costs, professional fees, occupancy, credit card collection fees, depreciation and other overhead costs.
Share-based Compensation
In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘Statement 123(R)’’), a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Statement 123(R) requires a company to recognize compensation expense based on the fair value at the date of grant for share options and other share-based compensation, eliminating the use of the intrinsic value method. The Company adopted Statement 123(R) on July 1, 2005, and as a result, its loss before income taxes for the year ended December 31, 2005, is $2.7 million lower, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted income per share for the year ended December 31, 2005 would have been $0.05, if the Company had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $(0.06).
At December 31, 2005, the Company had two share-based employee compensation plans, which are described more fully in Note 10. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Only share-based employee compensation related to variable accounting (as discussed in Note 10, Shareholders’ Equity) was recognized in the Company’s Statements of Operations for the years ended December 31, 2004 or 2003, and in the six month period ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying ordinary share on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
Prior to its adoption of Statement 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Had the Company recognized a tax benefit from deductions resulting from the exercise of stock options, it would have classified the benefit as a financing cash inflow on the cash flow statement.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under its share option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Year Ended December 31,
(in thousands except per share amounts)	2005	2004	2003
Net loss as reported	$(1,438)	$(11,627)	$(10,852)

Add: SFAS 123 (R) share based employee compensation expense included in reported net income, net of related tax effects	2,717	—	—

Add: share based employee compensation expense (benefit) recorded in the accompanying consolidated statements of operations Pre- SFAS 123 (R)	(30)	367	75

Deduct: Total share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,460)	(3,452)	(3,645)

Pro forma net loss	$(4,211)	$(14,712)	$(14,422)

Loss Per Share
As reported — basic & diluted	$(0.06)	$(0.51)	$(0.57)
Pro forma — basic & diluted	$(0.16)	$(0.65)	$(0.76)
Note that the above pro forma disclosures are provided for 2004 and 2003 because employee share options were not accounted for using the fair-value method during those periods. Disclosures for 2005 are presented because employee share options were not accounted for using the fair-value method during the first six months of 2005. When the Company presents its financial statements for 2006, it will present pro forma disclosures only for 2005 and 2004 because share-based payments will have been accounted for under Statement 123(R)’s fair-value method for all of 2006.
In accordance with Statement 123(R), the fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model for those options granted prior to July 1, 2005, the following assumptions were used to determine fair value:

	Six Months
	Ended June	Year Ended
	30,	December 31,
	2005	2004
Expected life in years	4	4
Dividend per share	—	—
Volatility	76.2%	70.0%
Risk-free interest rate	3.5%	3.5%
In accordance with Statement 123(R), the Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For the six month period ending December 31, 2005, the Company had three groups of employees whose behavior was significantly different than those of other groups, therefore we estimated different forfeiture rates for each group.

Prospective compensation expense was calculated using a binomial or lattice model with a volatility rate of 75%, a risk free rate of 3.5% and a term of 4 years for options granted subsequent to June 30, 2005. The volatility rate was derived by examining historical share price behavior and assessing management’s expectations of share price behavior during the term of the option.
The concepts that underpin lattice models and the Black-Scholes-Merton formula are the same, but the key difference between a lattice model and a closed-form model such as the Black-Scholes-Merton formula is the flexibility of the former. A lattice model can explicitly use dynamic assumptions regarding the term structure of volatility, dividend yields, and interest rates. Further, a lattice model can incorporate assumptions about how the likelihood of early exercise of an employee stock option may increase as the intrinsic value of that option increases or how employees may have a high propensity to exercise options with significant intrinsic value shortly after vesting. Because of the versatility of lattice models, the Company believes that it can provide a more accurate estimate of an employee share option’s fair value than an estimate based on a closed-form Black-Scholes-Merton formula.
The Company accounts for shares issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services’’.
Earnings Per Share
The Company calculates net income (loss) per share in accordance with SFAS No. 128 ‘‘Earnings per Share’’, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by SFAS 123(R).
The effect of share options and warrants on diluted weighted average shares outstanding has been excluded from the calculation of income (loss) per share for years ended December 31, 2005, 2004 and 2003 because it would have been anti-dilutive. Had the Company’s net income been positive for the year ended December 31, 2005, 2004 and 2003, the weighted average shares outstanding for the diluted earnings per share calculation would have been approximately 26.7 million, 26.9 million and 26.4 million, respectively, using the treasury stock method for 2004 and 2003, and the treasury stock method as adjusted under SFAS 123 (R) for 2005.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) consists of its reported net income (loss), the net unrealized gains or losses on marketable securities and translation adjustments. Comprehensive income (loss) for each of the periods presented is comprised as follows:

	Years Ended December 31,
	(in thousands)
	2005	2004
Net (loss)	$(1,438)	$(11,627)
Changes in unrealized gains/losses in available for sale securities	114	(73)
Foreign currency translation adjustment	(403)	100

Total comprehensive (loss)	$(1,727)	$(11,600)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Years Ended December 31,
	2005	2004
	(in thousands)
Loss (gain) on marketable securities	1	(113)
Foreign currency translation adjustment	(303)	100

Total comprehensive (loss)	$(302)	$(13)

Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and obligations under capital leases are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares and potentially dilutive shares outstanding during the period. Potentially dilutive shares, are composed of shares issuable upon the exercise of options and warrants and are computed using the treasury stock method. As seen in the chart below, diluted earnings per share are calculated only for those periods having income since diluting a loss is prohibited under generally accepted accounting principles (in thousands except earnings per share).

	Years Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
(Loss) Per Common Share-Basic
Net (loss) applicable to common shares	$(1,438)	$(11,627)
Weighted average shares outstanding-basic	26,105	22,667
Basic Earning Per Share	(0.06)	(0.51)

Diluted earnings per common share is not applicable in a loss position
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company estimates the amount of chargebacks that will occur in future periods to offset current revenue. The Company’s revenue is collected through online credit card transactions. As such, the Company is subject to revenue reversals or “chargebacks” by consumers generally up to 90 days subsequent to the original sale date. The Company accrues chargebacks based on historical trends relative to sales levels by website. Fines are levied by the major credit card companies should acceptable chargeback levels be exceeded. The Company estimates fines based on discussions with the merchant processing companies combined with standard fine schedules provided by the major credit card companies.

Recent Accounting Developments
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.
2. Income Taxes

	Year ended December 31,
	2005	2004	2003
Income before income taxes:	(amounts in thousands)
U.S.	$(2,162)	$(11,626)	$(10,852)
Foreign	588	—	—

	$(1,574)	$(11,626)	$(10,852)

	Year ended December 31,
	2005	2004	2003
Income tax expense/(benefit):	(amounts in thousands)
Current
Federal	$61	$—	$—
State	11	1	—
Foreign	—	—	—

	72	1	—

Deferred
Federal	(416)	(3,660)	(3,170)
State	(82)	(1,323)	(658)
Foreign	167	—	—

	(331)	(4,983)	(3,828)

Valuation Allowance	123	4,983	3,828

	$(136)	$—	$—

	Year ended December 31,
Reconciliation of Effective Income Tax Rate:	2005	2004	2003
Provision on earnings at federal statutory rate	(35.0)	(35.0)	(35.0)
State tax provision, net of federal benefit	(2.9)	(7.6)	(6.0)
Nondeductible IPO and other expenses	24.0	—	—
Foreign tax rate differential	(2.5)	—	—
Valuation allowance	7.8	43.9	41.0
Other	—	(1.3)	—

Total provision (benefit) for income taxes	(8.6)	—	—

Although the Company is incorporated as a public limited company in the United Kingdom, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate to reconcile to its reported income tax rate.
The Company’s effective tax rate was also impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiary, the Company takes the position that the earnings of the foreign subsidiary are permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company has not calculated the amount of the deferred tax liability that would result from such repatriation as such determination is not practicable.
The components of the deferred income tax asset/(liability) for the periods presented are as follows:

	Year ended December 31,
	2005	2004	2003
	(amounts in thousands)
Deferred income tax assets
Net operating loss carry-forward	$18,850	$18,131	$7,810
Depreciation and amortization	2,348	2,274	1,388
Compensation accruals	1,476	1,574	994
Accruals and reserves	1,491	878	750
State taxes	(1,600)	(1,555)	(613)
Gain/(Loss) on disposal of assets	(73)	(129)	(607)
Excess capital loss over capital gain	605	605	605
Credits	204	204	—
Other	171	93	501

Total before valuation allowance	23,472	22,075	10,828
Less: Valuation allowance	(23,369)	(22,075)	(10,828)

Total deferred income tax asset	103	—	—

Deferred income tax (liabilities)
Other	(215)	—	—
Amortization	(1,502)	—	—

Total deferred income tax liability	(1,717)	—	—

Total net deferred income tax	$(1,614)	$—	$—

Due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets.
At December 31, 2005, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $54.4 million and $50.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2018 through 2024 for federal purposes and in 2006 through 2014 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company. Of the net operating losses available, approximately $1.6 million and $500,000 for federal and state purposes, respectively, are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available net operating losses do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future. In conjunction with the adoption of SFAS 123(R), the net operating losses created by the exercise of stock options after the date of adoption have been excluded from deferred tax assets.
3. Acquisitions of Businesses
MingleMatch, Inc.
On May 19, 2005 the Company completed the purchase of MingleMatch Inc., a company that operates religious, ethnic, special interest and geographically targeted online singles communities. The acquisition of MingleMatch fits with our strategy of creating affinity-focused online personals that provide experiences for our members. The Company expects that the purchase of MingleMatch will allow for numerous cost savings and revenue synergies which is reflected in the amount of goodwill included in the purchase price. The results of MingleMatch’s operations have been included in the consolidated financial statements since that date. The purchase price for the acquisition was $12 million in cash, which will be paid over 12 months (as discussed further in note 9, notes payable), as well as 150,000 shares of the Company’s ordinary shares which, on the date of the acquisition carried a value of approximately $1.1 million and capitalized acquisition costs of approximately $100,000. For the fiscal year ended December 31, 2004, MingleMatch reported net revenues of approximately $2.5 million and a loss of $443,000.
The following unaudited pro forma financial information presents the combined results of the Company and MingleMatch as if the acquisition had occurred as of January 1, 2004 after applying certain adjustments. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004
	(amounts in thousands, except per share data)
Net revenues	$66,964	$67,556
Net (loss)	$(2,507)	$(13,267)
Net (loss) per share-basic and diluted	$(0.10)	$(0.58)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

At May 19, 2005
(in thousands)
Current assets (including cash acquired of $221)	$295
Property and equipment, net	162
Goodwill	9,742
Domain names and databases	4,655

Total assets acquired	14,854
Current liabilities	41
Deferred tax liability	1,823

Net assets acquired	$12,990
Of the $4,655,000 of acquired intangible assets, $2,360,000 was assigned to member databases and will be amortized over three years, $370,000 was assigned to subscriber databases which will be amortized over three months, $205,000 was assigned to developed software which will be amortized over five years and $1,720,000 was assigned to domain names which are not subject to amortization.
Point Match
On January 16, 2004, the Company acquired the assets of Point Match Ltd., an Israeli corporation, in exchange for cash of $6.3 million of which $2.0 million was placed in escrow in 2003. This transaction was recorded under the purchase method of accounting with $5.7 million being allocated to goodwill, $560,000 to databases, and $30,000 to domain name.

Duplo AB
On September 9, 2004, the Company acquired a 20% interest in Duplo AB for approximately $1.2 million including professional fees related to the transaction. The Company has the right but not the obligation to acquire the remaining 80% interest of Duplo AB by September 9, 2006. The Company also has the right, but not the obligation, to sell back its shares for the full purchase price, or an amount exceeding the full purchase price, within 18 months from September 9, 2004. The Company received two of five board seats in connection with the purchase. Given the Company’s ownership, and Board representation, the Company has accounted for its ownership interests under the equity method of accounting.
Duplo AB owns and operates Playahead.com, a community site primarily focused on the Swedish market, whose members range in age primarily from 16-35.
Our investment in Duplo AB was approximately $1.0 million higher than our ownership interest in their net assets at December 31, 2005. This amount is considered Goodwill and is recorded on the balance sheet within the “investment in non-controlled affiliates” account. The Company has recorded its share of Duplo’s loss in the amount of $67,400 in 2005.
In connection with the acquisition, the Company entered into a two year operating agreement with Duplo AB to provide them with quarterly payments to share in the operating costs incurred by Duplo AB. The agreement calls for quarterly payments of $120,000 in advance commencing on January 1, 2005. The agreement, if extended, calls for the Company to pay Duplo AB a one-time fee of $150,000 for each Company Web site using the technology licensed under this agreement as well as an annual license fee of $20,000 per Web site using the technology.
On April 20, 2005, the Company’s Board of Directors authorized the exercise of the call option the Company holds to purchase the remaining 80% of Duplo AB that the Company does not already own. The purchase price for these remaining shares is $4 million. Duplo AB was formally notified of the authorization to purchase.
4. Employee and Officer Advances
The Company provided loans to employees which are repaid in installments through payroll deductions; short-term advances to employees to facilitate the exercise of Company share options, in what is equivalent to a cashless exercise; and long-term loans to employees to facilitate the exercise of share options which call for repayment in the future based on the individual terms of the notes. The short-term advances are repaid by the employee immediately after they receive the proceeds from the sale of the shares purchased from the exercise of the Company share options. The long-term loans are reported on the consolidated balance sheet as a reduction of shareholders’ equity. As of December 31, 2005, and 2004, the Company had notes receivable from employees of approximately $82,000 and $203,000, respectively. As of December 31, 2005, and 2004, the Company had advances receivable from employees of approximately $1,000 and $20,000, respectively.
5. Property and Equipment
Property and equipment consists of the following (amounts in thousands):

	As of December 31,
	2005	2004
Computer equipment	$4,836	$4,228
Computer software	8,372	7,475
Furniture, fixtures, and equipment	628	593
Leasehold improvements	449	390

	14,285	12,686
Less: Accumulated depreciation	(9,832)	(6,219)

	$4,453	$6,467

Depreciation expense including that for equipment under capital leases for the years ended December 31, 2005, 2004, and 2003, was $3.6 million, $3.1 million and $1.4 million, respectively, and is calculated on the straight-line basis over three years.
Computer equipment as of December 31, 2005 and 2004 includes $662,000 of assets purchased under capital leases.
6. Goodwill and Other Intangible Assets
The Company follows SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ in accounting for goodwill whereby it is tested for impairment at least annually at the reporting unit level using a two step impairment test. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. No impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount. Goodwill of $17.3 million as of December 31, 2005 and $8.0 million as of December 31, 2004 is mainly related to the purchase of MingleMatch, Inc. in May 2005 and the Point Match Ltd. business in January 2004 and AmericanSingles and JDate businesses in 1999. Finite-lived intangible assets consist of purchased databases and technologies, and are amortized over the expected periods of benefits (three years for member databases, three months for subscriber databases and five years for technologies). Indefinite-lived intangible assets consist of purchased domain names and, in accordance with the provisions of SFAS No. 142, are not amortized. Intangible assets consists of the following at the following periods (amounts in thousands):

	As of December 31, 2005		As of December 31, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Member databases	$4,610	$2,593	$2,277	$1,913
Subscriber databases	370	370	—	—
Purchased technologies	962	782	757	757
Domain names	2,429	—	705	—

	$8,371	$3,745	$3,739	$2,670

Amortization expense for finite-lived intangible assets for the years ended December 31, 2005, 2004 and 2003 was $1.1 million, $860,000 and $555,000, respectively. Amortization expense is expected to be $952,000 for the year ending December 31, 2006, and $845,000, $343,000 and $57,000 for 2007, 2008 and 2009 respectively.
7. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2005	2004
	(amounts in thousands)
Advertising	$1,592	$3,356
Loss contingencies	601	2,280
Software & service agreement	—	920
Other accrued liabilities	1,439	1,496

Total	$3,632	$8,052

Included in loss contingencies in 2004 is an accrual for $1.7 million related to the value of shares that were issued in 2005 pursuant to the settlement of a contract dispute (that existed prior to December 31, 2004) between the Company and a partner, and $400,000 paid in March 2005 to settle the Company’s litigation with LiveWorld Inc. See further discussion regarding LiveWorld Inc. in Note 13 — Commitments and Contingencies.

8. Obligations Under Capital Leases
The Company leased certain office equipment under capital lease agreements effective through October 2005, providing for minimum lease payments for the year ended December 31, 2005 of approximately $173,000. As of September 30, 2005, the company has met its minimum lease payment obligations.
The Company’s total payments under capital lease obligations were approximately $173,000 and $314,000 for the years ended December 31, 2005 and 2004, respectively.
9. Notes Payable
In May 2005, the Company issued five short term promissory notes in connection with the MingleMatch acquisition, in the cumulative face value amount of ten million dollars with a computed principal of $9.7 million after imputed interest and discount of $253,000, computed at a 3.08% interest rate. The discount will be amortized over the term of the notes and recognized as interest expense. The notes bear no actual interest if paid on the due date of each note. All of the notes except for the one dated May 31, 2006 in the amount of $1,350,000 are subject to a 75% acceleration clause in the event of an initial public offering prior to the due date of the note. The notes were paid or become due as follows:

Paid on October 31, 2005	$1,000,000
Paid on January 10, 2006	$2,000,000
Due on March 31, 2006	$3,000,000
Due on May 31, 2006	$2,650,000
Due on May 31, 2006	$1,350,000

$10,000,000
In September 2004, the Company issued a promissory note in the amount of $1.7 million as a final settlement for a lawsuit. The note bears simple interest at the rate of 2.75% per year and is payable in installments, excluding accrued interest, on (i) September 15, 2005 in the amount of $400,000; (ii) September 15, 2006 in the amount of $400,000; and (iii) September 15, 2007 in the amount of $900,000. On September 15, 2005, the Company paid the first installment of the note in the amount of $440,000 including accrued interest of $40,000.
In November 2005, the Company entered into a financing agreement for a directors and officers insurance policy in the amount of $591,000.
10. Shareholders’ Equity
Shares Issued for Settlement
On July 27, 2005, the Company issued 200,000 shares with a value of approximately $1.8 million at time of issuance, as final distribution for a legal settlement regarding a contract dispute that existed prior to December 31, 2004 and was accrued for at that time.
Shares Issued for Purchase of MingleMatch, Inc.
On May 19, 2005, the Company issued 150,000 shares with a value of approximately $1.1 million at time of issuance, as part of the purchase of MingleMatch, Inc.
Warrants
In August 2003, the Company agreed to issue warrants to consultants to subscribe for up to 1,000,000 shares of the Company’s ordinary shares at an exercise price of $2.50 per share. Of these warrants, 500,000 vested immediately and were exercisable and non-forfeitable; however, a warrant certificate was never issued yet the warrants were treated as issued and outstanding in our financial statements. The Company recorded expense of approximately $1.1 million in 2003, related to the 500,000 vested warrants. In December 2004, the Company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, the Company issued a warrant certificate for 750,000 shares. Prior to the vesting of the 250,000 warrants in December 2004, the Company treated the 500,000 unvested warrants as variable and, accordingly, recorded expenses in 2004 and 2003 of approximately $914,000 and $505,000, respectively.

Because the warrants fully vested in December 2004, a final valuation and related expense was recorded in 2004 in the amount of $955,000. Since the Company was accounting for the warrants using variable accounting, the accounting modification resulting from the acceleration of the 250,000 warrants was insignificant, and the cancellation of the remaining 250,000 warrants resulted in reversing previously recognized expense in the amount of $710,000. As a result of the December 2004 vesting, the Company is no longer required to recognize an increase or decrease in compensation expense based on the then fair value of such warrants. In 2005, 320,000 warrants were exercised. As of December 31, 2005, 430,000 warrants, which expire in 2007 are vested and outstanding.
Employee Share Option Schemes
The Company has two share option schemes, the MatchNet plc 2000 Executive Share Option Scheme (the 2000 Plan) and Spark Networks, plc 2004 Share Option Scheme (the 2004 Plan and, collectively, with the 2000 Plan, the Plans), that provide for the granting of share options by the Board of Directors of the Company to employees, consultants, and directors of the Company. In addition, options granted to employees or service providers of our Israeli subsidiary who are residents of Israel are also subject to the Sub-Plan for Israeli Employees and Service providers, which Sub-Plan incorporates the terms of the 2004 Plan by reference.
The exercise price of options granted under the Plans, are based on the estimated fair market value of the ordinary shares on the date of grant. Options granted under the Plans vest and terminate over various periods as defined by each option grant and in accordance with the terms of the Plans. In September 2004, the Board of Directors resolved to cease granting options under the 2000 Plan. However, pursuant to the provisions of the 2000 Plan, all outstanding options previously granted under the 2000 Plan continue in full force and effect. The Company intends to use the 2004 Plan to grant options to employees, consultants, and directors in the future. The 2004 Plan terminates in September 2014, and restricts shares to be issued to a maximum of 17,000,000, with approximately 14,386,500 shares available for future grant as of December 31, 2005. Upon option exercise, the Company issues new shares.
In July 2003, options were issued to consultants for the purchase of up to 225,000 ordinary shares at an exercise price of $1.90 per share. The Company treated these options as variable and accordingly recorded expenses in 2003 of approximately $219,000 resulting from this transaction. This transaction also resulted in a deferred share compensation balance of approximately $767,000 at December 31, 2003. Of these options, 150,000 were cancelled in the third quarter of 2004 when our relationship with a consultant was terminated and as a result, any expense or deferred compensation previously recognized in the amount of $378,000 was reversed. In 2004, the remaining 75,000 options were treated as fixed due to a change in employee status. In the first quarter of 2005, the Company realized that 37,500 options would not vest. Based on this, the Company recorded a credit of $132,000 related to these options. For the year ended December 31, 2005 the Company recorded a reduction in expense of approximately $58,000. As of December 31, 2005, the deferred compensation balance that resulted from this transaction was fully amortized.
In July 2003 and April 2004, loans were made to employees for the exercise of 100,000 and 15,000 options respectively. The loans were deemed a “synthetic” repricing under EITF 00-23 “Issues Related to the Accounting for Share Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and resulted in variable accounting. For the years ended December 31, 2005 and 2004, the Company recorded a reduction in expenses of approximately $30,000 and an expense of $121,000, respectively, resulting from these transactions. As of December 31, 2005, the deferred compensation balances that resulted from these transactions were fully amortized. In the third quarter of 2005, the loan made for the 15,000 options was extended until March 2006. The extension of the loan is considered a modification and a grant of a new award and is accounted for under SFAS 123 (R).
As of December 31, 2005, total unrecognized compensation cost related to non-vested stock options was $10.6 million. This cost is expected to be recognized over a weighted-average period of 4 years. The following table describes option activity for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Granted, weighted average fair value per share	$3.07	$1.34
Exercised, weighted average intrinsic value per share	$3.13	$4.61

Information relating to outstanding share options is as follows, (in thousands):

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at December 31, 2003	10,309	$2.35
Granted	5,302	6.42
Exercised	(4,308)	2.64
Cancelled	(2,306)	6.54

Outstanding at December 31, 2004	8,997	$3.81
Granted	1,544	8.35
Exercised	(5,070)	2.12
Cancelled	(768)	7.00

Outstanding at December 31, 2005	4,703	$5.58

Option Range Summary
As of December 31, 2005

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average	Aggregate
Range of	Number of	Remaining	Exercise	Number of	Exercise	Intrinsic
Exercise Prices	Shares	Life	Price	Shares	Price	Value
$7.46-$9.34	1,171	5	$8.45	252	$8.53
$ 5.8-$7.15	1,684	4	$6.16	303	$6.05
$0.86-$5.15	1,848	3	$3.21	708	$2.72

	4,703	4	$5.58	1,263	$4.68	$3,498

As of December 31, 2004

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average	Aggregate
Range of Exercise	Number of	Remaining	Exercise	Number of	Exercise	Intrinsic
Prices	Shares	Life	Price	Shares	Price	Value
$2.31 - $12.01	4,218	4	$5.68	561	$4.66
$2.28 - $2.28	4,060	1	$2.28	4,060	$2.28
$0.96 - $2.11	719	0	$1.46	679	$1.42

	8,997	3	$3.81	5,300	$2.42	$22,294

Options are priced in foreign currency, weighted average price per share calculations are impacted by foreign exchange fluctuations.

Shares Subject to Rescission
Under our 2000 Executive Share Option Scheme (‘‘2000 Option Scheme’’), the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, the Company may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, the Company may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.
As of December 31, 2005, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $5.7 million, excluding statutory interest, and $6.1 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of their option.
The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $6.1 million as shares subject to rescission in the accompanying December 31, 2005 consolidated balance sheet.
In addition to shares which have resulted from share option exercises, it is possible that option grants under the 2000 Option Scheme, which have not yet been exercised, may not have been exempt from qualification under California state securities laws. As a result, we may have potential liability to those employees, directors and consultants to whom we granted options under the 2000 Option Scheme but who have not yet exercised those options. In order to address that issue, we may elect to make a rescission offer to the holders of outstanding options under the 2000 Option Scheme to give them the opportunity to rescind the grant of their options.
Prior to the implementation of SFAS 123(R) in July 2005, the Company accounted for share options under APB 25. Since all of the options under the 2000 Option Scheme were granted at fair market value at the time of grant, no expense is recorded in our financial statements related to options that were vested prior to June 30, 2005. Under SFAS 123 (R), the third quarter results of 2005 included expense related to options that were granted prior to June 30, 2005 but had not vested at that date. Accordingly, no provision is made in our financial statements for options that were vested as of June 30, 2005, that were granted under the 2000 Option Scheme which are not yet exercised, but may be subject to a rescission offer, if and when made. Should any optionees accept the rescission offer and put their options back to the Company, the Company will reflect such activity in our financial statements at that time.
As of December 31, 2005, assuming every eligible holder of unexercised options were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would be approximately $1.9 million, including statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.
11. Employee Benefit Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2005, 2004 and 2003 were approximately $234,000, $184,000, and $110,000, respectively.
12. Segment Information
The Company operates several online personals web sites that we have aggregated into three reportable segments, (1) JDate, which consists of our JDate.com Web site and its co-branded Web sites, (2) AmericanSingles, which consists of our AmericanSingles.com Web site and its co-branded Web sites, and (3) Other Businesses, which consists of all our other Web sites and businesses, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has aggregated several of its smaller web sites into the Other Businesses segment. Information for our segments is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues
AmericanSingles	$29,217	$35,224	$19,253
JDate	25,961	23,820	16,091
Other Businesses	10,333	6,008	1,597

Total	$65,511	$65,052	$36,941

Direct Marketing
AmericanSingles	$15,167	$24,954	$15,887
JDate	2,885	1,740	739
Other Businesses	6,359	4,546	1,769

Total	$24,411	$31,240	$18,395

Contribution
AmericanSingles	$14,050	$10,270	$3,366
J Date	23,076	22,080	15,352
Other Businesses	3,974	1,462	(172)

Total	$41,100	$33,812	$18,546

Due to our integrated business structure, operating expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, we do not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes. Depreciation and amortization are included in total operating expenses in the individual line items to which the assets provide service.
The Company operates several international Web sites, however, many of them are operated and managed by our U.S. operations. Foreign revenues represent sales generated outside the U.S. where we have principal operations. Net revenues and identifiable assets by geographical area are as follows:

	Year Ended
	December 31,
	2005	2004
	(in thousands)
Net Revenues
United States	$61,973	$62,604
Israel	3,538	2,448

Total	$65,511	$65,052

Identifiable Assets
United States	$22,426	$11,209
Israel	5,392	5,857

Total	$27,818	$17,066

13. Commitments and Contingencies
Operating Leases
The Company leases its office facilities under operating lease agreements effective through March 2007, providing for annual minimum lease payments as follows (amounts in thousands):

Year Ending
2007	$202
2006	414

Total	$616

The Company recognized rent expense under operating leases of $847,000, $444,000, and $246,000 for the years ended December 31, 2005, 2004, and 2003 respectively.
Other Commitments and Obligations
The Company has other commitments and obligations consisting of notes payable for acquisitions, legal settlements and contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $10.4 million for less than one year and $1.1 million between one and three years. Contracts with other service providers are for 30 day terms or less.
Legal Proceedings
Three separate yet similar class action complaints have been filed against the Company. On June 21, 2002, Tatyana Fertelmeyster filed an Illinois class action complaint against the Company in the Circuit Court of Cook County, Illinois, based on an alleged violation of the Illinois Dating Referral Services Act. On September 12, 2002, Lili Grossman filed a New York class action complaint against the Company in the Supreme Court in the State of New York based on alleged violations of the New York Dating Services Act and the Consumer Fraud Act. On November 14, 2003, Jason Adelman filed a nationwide class action complaint against the Company in the Los Angeles County Superior Court based on an alleged violation of California Civil Code section 1694 et seq., which regulates businesses that provide dating services. In each of these cases, the complaint included allegations that the Company is a dating service as defined by the applicable statutes and, as an alleged dating service, the Company is required to provide language in its contracts that allows (i) members to rescind their contracts within three days, (ii) reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (iii) members to cancel their contracts in the event of disability or relocation. Causes of action include breach of applicable state and/or federal laws, fraudulent and deceptive business practices, breach of contract and unjust enrichment. The plaintiffs are seeking remedies including declaratory relief, restitution, actual damages although not quantified, treble damages and/or punitive damages, and attorney’s fees and costs.
Huebner v. InterActiveCorp., Superior Court of the State of California, County of Los Angeles, Case No. BC 305875 involves a similar action, involving the same plaintiff’s counsel as Adelman, brought against InterActiveCorp’s Match.com that has been ruled related to Adelman, but the two cases have not been consolidated. The Company has not been named a defendant in the Huebner case. Adelman and Huebner each seek to certify a nationwide class action based on their complaints. Because the cases are class actions, they have been assigned to the Los Angeles Superior Court Complex Litigation Program.
A mediation occurred in Adelman in 2004 that did not result in a settlement. A post-mediation status conference was held on Friday, July 16, 2004. At that Status Conference, the court suggested that the parties agree to a bifurcation of the liability issue. The purpose of the bifurcation is to allow the Court to determine whether as a matter of law the California Dating Services Act (“CDS Act”) applies to the Company’s business. In this way, if the Court determines that the CDS Act is inapplicable, all further expenses associated with discovery and class certification can be avoided. The Court has permitted limited discovery including document requests and interrogatories, the parties will each be permitted to take one deposition without further leave of the Court, the parties will be allowed to designate expert witnesses, and the Court will conduct a trial on the issue of the applicability of the CDS Act to the Company’s business in the spring of 2006.
Although some written discovery relating to the bifurcated trial has been completed, depositions have not yet been taken. A second mediation occurred in Adelman on Friday, February 10, 2006, but the mediation has not yet been completed. The mediation resumed on February 23, 2006, but did not result in a settlement. The bifurcated trial in Adelman is now set for May 15, 2006, the deposition cut-off date is March 24, 2006, and the final briefing deadline is April 17, 2006.
On March 25, 2005, the court in Fertelmeyster entered its Memorandum Opinion and Order (''Memorandum Opinion’’) granting summary judgment in favor of the Company on the grounds that Fertelmeyster lacks standing to seek injunctive relief or restitutionary relief under the Illinois Dating Services Act, Fertelmeyster did not suffer any actual damages, and the Company was not unjustly enriched as a result of its contract with Fertelmeyster. The Memorandum Opinion ''disposes of all matters in controversy’’ in the litigation and also provides that the Company is subject to the Illinois Dating Services Act and, as such, its subscription agreements violate the act and are void and unenforceable. This ruling may subject the Company to potential liability for claims brought by the Illinois Attorney General or customers that have been injured by the Company’s violation of the statute. Fertelmeyster filed a Motion for Reconsideration of the Memorandum Opinion and, on August 26, 2005, the court issued its opinion denying Fertelmeyster’s Motion for Reconsideration. In the opinion, the court, among other things: (i) decertified the class, eliminating the last remnant of the litigation; (ii) rejected each of the plaintiff’s arguments based on the arguments and law that the Company provided in its opposition; (iii) stated that the court would not judicially amend the Illinois statute to provide for restitution when the legislature selected damages as the sole remedy; (iv) noted that the cases cited by plaintiff in connection with plaintiff’s Motion for Reconsideration actually support the court’s prior order granting summary judgment in favor of the Company; and (v) denied plaintiff’s Motion for Reconsideration in its entirety. The time period for filing an appeal from the Memorandum Opinion in the Fertelmeyster Action has now expired, and as a result, the Fertelmeyster litigation is now concluded.

On July 21, 2005, Leonard Kristal (''Kristal’’) and MatchPower (''MatchPower’’) filed an action in the Los Angeles County Superior Court, Civil Action No. SC086367, entitled ''LEONDARD KRISTAL, and MATCHPOWER, LTD., Plaintiffs, v. MATCHNET, PLC; SPARK NETWORKS, PLC, and DOES 1 through 25, inclusive, Defendants (the ''Kristal/MatchPower Action’’). In their complaint, Kristal and MatchPower assert claims for a breach of contract, wrongful termination in violation of public policy, and solicitation of employee by misrepresentation. MatchPower alleges that it entered into an agreement with the Company to pay MatchPower the sum of $15,000 per month from March 30, 2004 through April 2005 and that the Company now owes MatchPower the sum of $90,000 under the agreement. The Company has filed a Motion to Dismiss and/or for Forum Non Conveniens under the MatchPower agreement, which provides that the exclusive jurisdiction for disputes is ''the English courts,’’ in order to require that MatchPower litigate its claims, if any, in England. The court has granted that Motion and MatchPower is no longer a party to the case. Kristal alleges that (i) the Company entered into an employment agreement pursuant to which Kristal was employed on a part-time basis at the rate of $10,000 per month through April 2005, (ii) the employment agreement was amended in July 2004 to increase Kristal’s monthly salary to $15,000 per month, (iii) Kristal was required to move and establish residency in Los Angeles and (iv) the employment agreement was terminated on December 22, 2004. Kristal alleges that the Company owes him $85,000 under the agreement, plus a waiting time penalty of $15,000. Kristal also alleges that, in August 2004, the Company orally promised Kristal the right to purchase at least 110,000 shares of the Company’s stock at a purchase price of $2.50 and that he was terminated because he made a written complaint that he had not been paid according to his contract and as a result, his termination was a retaliatory termination in violation of public policy. Kristal claims that he is entitled to recover damages for pain and suffering and emotional distress and punitive damages based on his retaliatory termination. In addition, Kristal claims that he was induced to move to Los Angeles for the purpose of accepting employment from the Company in Los Angeles and that the Company promised Kristal employment at least through April 2005, together with wages for employment at the rate of $15,000 per month. According to Kristal, the Company misrepresented to Kristal the length of his employment and the compensation therefore, and as a result, he claims he is entitled to double damages caused by misrepresentations allegedly made by the Company to Kristal pursuant to California Labor Code § 972.
A mediation occurred in the Kristal/MatchPower Action on January 17, 2006. At the mediation, the parties entered into a binding settlement stipulation (the “Stipulation”). According to the terms of the Stipulation, the Company will pay to Kristal the sum of $150,000 in equal monthly installments of $8,333.33 commencing February 1, 2007, and Kristal and MatchPower will: (i) execute general releases of known and unknown claims in favor of the Company and (ii) dismiss with prejudice the action they have filed against the Company. A disagreement exists regarding the language to be included, and the scope of, the General Release. A motion to enforce the settlement provided for in the Stipulation is set to be heard on March 22, 2006. The Company anticipates that the Stipulation will be enforced according to its terms.
On March 10, 2005, Akonix Systems, Inc. (“Akonix”) filed with the American Arbitration Association a demand for arbitration against the Company. Akonix, which provided software services to the Company pursuant to a Project Contract and Amendment thereto (“Akonix Contract”), claims that the Company breached an obligation under the Akonix Contract to issue to Akonix an option to purchase 50,000 shares of the Company’s common stock at a strike price equal to the October 23, 2000 last trading price of such stock on the Frankfurt Stock Exchange (the “Stock Option”). Although the Akonix Contract called for the Stock Option to be delivered to Akonix by December 19, 2001, Akonix did not demand delivery of the Stock Option until mid-2004.
Akonix claims damages in excess of $500,000, based on the difference between the strike price for the Stock Option and the highest trading price of the Company’s stock in 2004. The Company contends that Akonix is not entitled to pursue any claim based on the Stock Option because, among other things, (a) Akonix did not timely demand issuance of the Stock Option, (b) Akonix did not tender to the Company payment of the option price, and (c) the provision in the Akonix Contract for issuance of the Stock Option is unenforceable, as no agreement was reached on the length of time within which Akonix was entitled to exercise the Stock Option.
In Akonix, the parties have recently had a status conference with the arbitrator, pursuant to which the applicable deadlines for completing discovery and proceeding with the arbitration have been continued indefinitely. In the status conference, the parties agreed in concept to mediating this dispute. The mediation in Akonix occurred on January 31, 2006. At the mediation, a proposal was made by the Company that the claims of Akonix should be settled for a payment by the Company to Akonix in the amount of $75,000. On February 16, 2006, Akonix accepted the Company’s proposal. Settlement documents have been prepared and it is anticipated that settlement documents will be executed, and a settlement payment will be made, in the next thirty (30) days.

On September 16, 2005, Soheil Davood (“Davood”) filed a Complaint against Spark entitled Soheil Davood vs. Spark Networks plc, Los Angeles County Superior Court Case No. BC 339998, alleging causes of action for (1) Breach of Express Warranty, (2) Breach of Implied Warranty, (3) Negligent Misrepresentation, and (4) Negligent Infliction of Emotional Distress. Davood alleges (i) he subscribed to JDate, a Web site operated by the Company; (ii) he communicated with a female; (iii) she gave him what he thought was her phone number; and (iv) when he called the number, it was a rejection hotline recording causing him to be humiliated and suffer emotional distress. The Company believes it has no liability for this claim, and Davood’s counsel has indicated Davood will probably dismiss Davood’s action against Spark after Spark responds to a subpoena requesting information regarding the female subscriber who embarrassed Davood.
The Company has an indefinite extension of time within which to respond to the Complaint and has requested that Davood and his counsel dismiss the Complaint with prejudice because the Company believes it has no liability for this claim.
The Company has filed an action in the Los Angeles County Superior Court (“JetPay”) against JetPay Merchant Services, LLC, Los Angeles Superior Court Civil Action No. BC346182. In the Complaint in JetPay, the Company asserts causes of action against JetPay for breach of oral contract, intentional misrepresentation, fraudulent inducement, intentional interference with economic advantage, breach of fiduciary duty, negligence, unfair business practices, and declaratory relief. The Company seeks compensatory damages against JetPay in the sum of $2,277,095.38 together with punitive damages to the extent permitted by applicable California law as provided in the Complaint in the JetPay Action. After the Complaint was filed by the Company against JetPay, the Company discovered that JetPay had retained, converted, and/or not distributed to the Company funds belonging to the Company in the aggregate amount of approximately $331,000 not reflected in the Complaint filed by the Company against JetPay. The Company intends to amend its Complaint to seek the recovery of all such funds. JetPay has provided a written memorandum to the Company in which JetPay claims that it suffered actual damages of $439,012.70 as of January 10, 2006 and is entitled to recover liquidated damages in the amount of $682,514.54.
On February 21, 2006, JetPay filed a Notice of Removal of the Company’s state court action against JetPay to the United States District Court for the Central District of California (“California Federal Court Action”). JetPay has filed an Answer to the Company’s Complaint and a Counterclaim in the California Federal Court Action in which JetPay asserts the claims previously raised by JetPay in its correspondence with the Company. In addition, JetPay has filed a Complaint against the Company in the United States District Court for the Northern District of Texas (“Texas Federal Court Action”) in which JetPay asserts the same claims it has alleged in its Counterclaim in the California Federal Court Action. JetPay has announced its intention to file a Motion to Stay or dismiss the California Federal Court Action so that its claims can be prosecuted in the Texas Federal Court Action, and when that motion is filed, the Company will vigorously oppose it in order to prosecute the Company’s claims against JetPay in the California Federal Court Action. For the reasons set forth in the Company’s Complaint in JetPay among others, the Company believes that the Company is not indebted to JetPay in any amount whatsoever, the Company intends to vigorously defend any claim filed by JetPay against the Company, whether in JetPay or otherwise, and the Company is in the process of prosecuting JetPay for the recovery of the damages set forth above suffered by the Company as a result of the acts and omissions of JetPay.
The Company intends to defend vigorously against each of the lawsuits. However, no assurance can be given that these matters will be resolved in the Company’s favor and, depending on the outcome of these lawsuits, the Company may choose to alter its business practices.
The Company and its subsidiaries have additional existing legal claims and may encounter future legal claims in the normal course of business. In the opinion of the Company, the resolutions of the existing legal claims are not expected to have a material impact on the Company’s financial position or results of operations. The Company believes it has accrued appropriate amounts where necessary in connection with the above litigation.
14. Related Party Transactions
In 2004, the Company entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of our online paid search and keyword procurement efforts. The Chief Executive Officer of

Efficient Frontier is Ms. Ellen Siminoff, who is the wife of the current Chief Executive Officer, David E. Siminoff. The Company paid approximately $335,000 to Efficient Frontier in 2005.
In 2004, the Company invested $250,000 in Yobon, Inc., a provider of Web toolbar technology. The Chief Technology Officer, Phil Nelson, is the Chairman of Yobon. In December 2005, the company determined that the value of the Yobon investment would not be realized in full and recorded an impairment charge in the amount of $105,000.
The Company had entered into a confidentiality agreement dated October 14, 2005 with Great Hill Equity Partners II (the “Shareholder”) that contained a provision (the “Standstill Provision”) pursuant to which the Shareholder agreed not to, among other things, directly or indirectly acquire, offer to acquire, or propose to acquire more than 2% of any class of the Company’s securities or rights to acquire more than 2% of any class of the Company’s securities for a period of one year from the date of the confidentiality agreement without the Company’s prior written consent. On December 1, 2005, the Company and the Shareholder entered into a standstill agreement (the “Standstill Agreement”) pursuant to which the Company waived the Standstill Provision and the Shareholder agreed that its ability to increase its beneficial ownership of the Company’s securities would be subject to the terms and conditions of the Standstill Agreement, which has a term of five years unless terminated earlier. Pursuant to the Standstill Agreement, for a period of 14 months from the date of the Standstill Agreement (the “Fourteen Month Period”), the Shareholder agreed that it would not, without the prior written consent of the Company:
•	acquire or seek to acquire, directly or indirectly, by purchase or otherwise, ownership of any voting securities of the Company (or rights to acquire any class of securities of the Company or any subsidiary thereof) such that the Shareholder and its affiliates (the “Shareholder Group”) would beneficially own more than 29.9% of the total voting power (the “Total Voting Power”) of the Company, which is defined as the aggregate number of votes which may be cast by holders of outstanding voting securities on a poll at a general meeting of the Company taking into account any voting restrictions imposed by the Company’s Articles of Association, or take any action that would require the Company to make a public announcement regarding the foregoing under applicable law;

•	participate in any of the following with respect to the Company or its subsidiaries: (i) any tender, takeover or exchange offer or other business combination, (ii) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction, or (iii) any solicitation of proxies or consents to vote any voting securities;

•	form, join or participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing;

•	seek to control the Board of Directors of the Company; and

•	enter into any arrangements with any third party with respect to any of the above.
After the expiration of the Fourteen Month Period, the Shareholder agreed that it would not acquire or seek to acquire beneficial ownership of any voting securities of the Company (or rights to acquire any class of securities of the Company or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (i) prior to giving effect thereto, the Shareholder Group beneficially owns less than 60% of Total Voting Power and (ii) after giving effect, the Shareholder Group would beneficially own more than 29.9% of Total Voting Power. Notwithstanding the foregoing, the Shareholder Group, after the Fourteen Month Period, would not be deemed to beneficially own any voting securities owned by another person if the sole reason is being a member of a group with such person and there are no other indicia of beneficial ownership of such securities that are attributable to the Shareholder Group. The provisions of the Standstill Agreement do not apply to (i) repurchases, redemptions, a rights issue, recapitalizations and consolidation or a share capital reduction by the Company, and (ii) offers to acquire securities by the Shareholder Group to all of the holders of voting securities of the Company. Furthermore, each member of the Shareholder Group agreed not to sell or transfer shares purchased pursuant to certain share purchase agreements for 180 days from the date of the Standstill Agreement without the written consent of the Company.
On December 1, 2005, in connection with the exercise of options, each of Joe Y. Shapira and Alon Carmel entered into tax indemnification agreements with the Company. Mr. Shapira is currently the Executive Chairman of the Company’s Board of Directors. Mr. Carmel is a cofounder, former President and former Executive Co-Chairman of the Company’s Board of Directors. Pursuant to the indemnification agreements, each of Messrs. Shapira and Carmel agreed to indemnify and pay to the Company any taxes (including income, employment or other withholding taxes), interest and/or penalties and other costs and expenses (including attorney’s fees incurred by the Company) the Company is required to pay as a result of the Company’s failure to withhold any federal, state, local or foreign taxes in respect of the exercise of each of their options, respectively.
15. Quarterly Results of Operations (unaudited)
The following tables present the Company’s quarterly results of operations and should be read in conjunction with the consolidated financial statements and related notes. We have prepared the unaudited information on substantially the same basis as our audited consolidated financial statements which, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for the presentation of the results of operations for such periods. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three months ended(1)
	Mar 31,	June 30,	Sep 30,	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,
(in thousands except per share amounts)	2004	2004	2004	2004	2005	2005	2005	2005
Selected Consolidated Statements of Operations Data:

Net revenues	$15,050	$15,812	$17,138	$17,052	$16,526	$15,464	$16,935	$16,586
Contribution margin	8,511	6,487	8,390	10,424	11298	9,413	9,862	10,527
Income (loss) from operations	(3,016)	(4,065)	(2,998)	(1,613)	2,035	(699)	(1,966)	(233)
Income taxes	1	—	—	—	72	(8)	56	(256)

Net income (loss)	$(3,021)	$(4,093)	$(2,952)	$(1561)	$1,987	$(859)	$(2,163)	$(403)

Net income (loss) per share — basic	$(0.14)	$(0.18)	$(0.13)	$(0.06)	$0.08	$(0.03)	$(0.08)	$(0.01)
Net income (loss) per share — diluted	—	—	—	—	$0.07	—	—	—

(1)	Certain financial information for prior periods has been reclassified to conform to the 2005 periods’ presentation.

REPORT OF TANNER LC
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
MingleMatch, Inc.
We have audited the accompanying consolidated balance sheet of MingleMatch, Inc. and subsidiaries (collectively, the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MingleMatch, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LC

Salt Lake City, Utah
May 17, 2005

MINGLEMATCH, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2003
Assets
Current assets:
Cash	$295,471	$226,022
Marketable securities	180,635	—
Notes receivable	200,000	—
Prepaid advertising	618,111	152,217
Other current assets	26,359	1,650

Total current assets	1,320,576	379,889
Property and equipment, net	164,509	59,077
Web site development costs, net	6,480	10,800

Total assets	$1,491,565	$449,766

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,467	$11,366
Accrued liabilities	62,714	8,593
Deferred revenue	263,126	94,080

Total current liabilities	334,307	114,039
Deferred revenue, net of current portion	2,877,809	1,191,185

Total liabilities	3,212,116	1,305,224

Commitments and contingencies Stockholders’ deficit:
Common stock, no par value: 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	30,422	30,422
Accumulated deficit	(1,834,178)	(885,880)
Accumulated other comprehensive income	83,205	—

Total stockholders’ deficit	(1,720,551)	(855,458)

Total liabilities and stockholders’ deficit	$1,491,565	$449,766

See accompanying notes to consolidated financial statements.

MINGLEMATCH, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

			Three Months Ended
	Years Ended December 31,		March 31,
	2004	2003	2005	2004
			(unaudited)	(unaudited)
Sales	$2,503,702	$734,230	$975,894	$510,081
Selling, general and administrative expenses	2,967,384	1,256,873	1,128,463	615,953

Loss from operations	(463,682)	(522,643)	(152,569)	(105,872)

Other income (expense):
Realized gain (loss) on sale of marketable securities	(2,580)	—	194,235	—
Interest income	22,939	8,606	12,019	334

Net other income	20,359	8,606	206,254	334

Net income (loss)	$(443,323)	$(514,037)	$53,685	$(105,538)

See accompanying notes to consolidated financial statements.

MINGLEMATCH, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Accumulated
	Common Stock				Other
			Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Income	Total
Balance, January 1, 2003	10,000,000	$30,422	$(149,156)	$—	$—	$(118,734)
Distributions to stockholders	—	—	(222,687)	—	—	(222,687)
Net loss	—	—	(514,037)	(514,037)	—	(514,037)

Comprehensive loss				$(514,037)

Balance, December 31, 2003	10,000,000	30,422	(885,880)	$—	—	(855,458)
Distributions to stockholders	—	—	(504,975)	—	—	(504,975)
Unrealized gains on marketable securities	—	—	—	83,205	83,205	83,205
Net loss	—	—	(443,323)	(443,323)	—	(443,323)

Comprehensive loss				$(360,118)

Balance, December 31, 2004	10,000,000	30,422	(1,834,178)	$—	83,205	(1,720,551)
Distributions to stockholders (unaudited)	—	—	(599,505)	—	—	(599,505)
Realized gains on marketable securities (unaudited)	—	—	—	—	(83,205)	(83,205)
Net income (unaudited)	—	—	53,685	53,685	—

Comprehensive income (unaudited)	—	—		$53,685	—	53,685

Balance, March 31, 2005	10,000,000	$30,422	$(2,379,998)		$—	$(2,349,576)

See accompanying notes to consolidated financial statements.

MINGLEMATCH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

			Three Months ended
	Years Ended December 31,		March 31,
	2004	2003	2005	2004
			(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(443,323)	$(514,037)	$53,685	$(105,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,375	9,859	15,227	5,829
Realized gain on sale of marketable securities	—	—	(83,205)	—
Decrease (increase) in operating assets:
Prepaid advertising	(465,894)	(152,217)	454,730	135,840
Other current assets	(24,709)	(1,085)	(7,447)	(334)
Increase (decrease) in operating liabilities:
Accounts payable	(2,899)	11,331	214,437	(11,366)
Accrued liabilities	54,121	7,474	(7,208)	18,602
Deferred revenue	1,855,670	1,051,559	484,111	402,013

Net cash provided by operating activities	1,012,341	412,884	1,124,330	445,046

Cash flows from investing activities:
Purchase of property and equipment	(140,487)	(64,616)	(17,497)	(53,702)
Purchase of marketable securities	(404,845)	—
Proceeds from sale of marketable securities	307,415	—	180,635	(100,000)
Issuance of notes receivable	(500,000)	—	(52,000)	(200,000)
Repayments of notes receivable	300,000	—	—	—

Net cash provided by investing activities	(437,917)	(64,616)	111,138	(353,702)

Cash flows from financing activities-
Distributions to stockholders	(504,975)	(222,687)	(599,505)	(35,036)

Net change in cash	69,449	125,581	635,963	56,308
Cash at beginning of period	226,022	100,441	295,471	226,022

Cash at end of period	$295,471	$226,022	$931,434	$282,330

See accompanying notes to consolidated financial statements.

MINGLEMATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Organization and Summary of Significant Accounting Policies
Organization and Business
MingleMatch, Inc. and its subsidiaries (collectively, the Company) manage and maintain demographically targeted singles communities online. A separate limited liability company has been established for each web site maintained. The Company has approximately 20 niche personals sites that maintain profiles of single men and women. The Company attempts to provide a clean, safe, friendly, and anonymous online environment where subscribers meet and converse with each other.
Principles of Consolidation
The consolidated financial statements include the accounts of MingleMatch, Inc. and its wholly owned limited liability companies. All intercompany balances and transactions have been eliminated in consolidation.
Interim Financial Information
The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2004 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles. Certain information and note disclosures normally included in the consolidated annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted from the unaudited interim consolidated financial statements. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.
Marketable Securities
The Company classifies its marketable debt and equity securities as “held to maturity” if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as “available for sale.” Securities classified as “available for sale” are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses, net of tax, are reported as accumulated other comprehensive income which is a separate component of stockholders’ deficit. Securities classified as held to maturity are carried at amortized cost.
For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in operations.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated economic useful lives of the assets or over the related lease terms (if shorter) as follows:

Asset Class	Useful Life
Computers and equipment	3 — 5 years
Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in operations.
The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. If it is determined that the undiscounted future cash flows are not sufficient to recover the carrying value of the asset, an impairment loss is recognized for the difference between the carrying value and the fair value of the asset. As of December 31, 2004 and 2003, the Company’s property and equipment were not impaired.
Web Site Development Costs
Web site development costs are amortized on a straight-line basis over five years. The Company determines recoverability of this intangible asset by assessing the future expected undiscounted operating cash flows. If the undiscounted cash flows are inadequate, the Company discounts the projected discounted future operating cash flows using a rate which reflects the Company’s average cost of funds to determine the amount of impairment.
Concentration of Credit Risk
The Company maintains its cash in demand deposit accounts with banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to its cash.
Revenue Recognition and Deferred Revenue
Substantially all of the Company’s revenues are derived from subscription fees. Revenues are presented net of credits and credit card chargebacks. The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed and determinable, and collection is reasonably assured. Subscribers pay in advance, primarily by using a credit card, and all purchases are final and non-refundable. Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight-line method over the term of the subscription and classified as current or deferred based on the expected recognition period. The Company has sold approximately $2,900,000 of lifetime subscriptions. Since the Company has limited historical information and data to determine the expected life of the lifetime subscriptions, no revenue has been recognized. Deferred revenue for lifetime subscriptions will be recognized when adequate historical data has been accumulated to accurately estimate the expected life of the lifetime subscriptions.
Advertising Expenses
In certain circumstances, the Company pays in advance for Internet- based advertising on other contracted Web sites, and expenses the prepaid amounts over the contract periods as the contracted Web site delivers on its commitment. The Company evaluates the realization of prepaid amounts at each reporting period, and expenses prepaid amounts if it determines that the contracted Web site will be unable to deliver on its commitment.
The Company expenses the cost of non-direct response advertising as incurred. For the years ended December 31, 2004 and 2003, advertising expenses totalled $1,433,804 and $564,028, respectively.

Income Taxes
MingleMatch, Inc. has elected to be taxed under the provisions of subchapter S of the Internal Revenue Code and its subsidiaries are limited liability companies. Consequently, income taxes are paid by the individual stockholders or members rather than by the Company.
Fair Value of Financial Instruments
The Company’s financial instruments, including cash, notes receivable and accounts payable, are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payments, that upon implementation, will impact the Company’s operating results and change the classification of certain elements of the statement of cash flows. SFAS No. 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. The Company has not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements.
No other recent accounting pronouncements are expected to have a material impact on the Company.
2. Marketable Securities
Marketable securities consist of investments in equity securities, classified as available for sale with a fair market value of $180,635, cost of $97,430, and unrealized gain of $83,205 at December 31, 2004. Proceeds from the sale of available for sale securities were $307,415 and realized loss of $2,580 for the year ended December 31, 2004.
3. Notes Receivable
Notes receivable consist of unsecured demand notes due from an unrelated entity with interest at an annual rate of 12%. The notes are callable at any time upon 30 days notice.
4. Property and Equipment
Property and equipment consist of the following as of December 31, 2004 and 2003:

	2004	2003
Computers and equipment	$219,770	$79,283
Less accumulated depreciation	(55,261)	(20,206)

	$164,509	$59,077

Depreciation of property and equipment for the years ended December 31, 2004 and 2003 was $35,055 and $5,539, respectively.
5. Accrued Liabilities
Accrued liabilities consist of the following at December 31:

	2004	2003
Payroll taxes	$58,645	$8,593
Vacation	4,069	—

	$62,714	$8,593

6. Web Site Development Costs
Web site development costs consist of the following as of December 31, 2004 and 2003:

	2004	2003
Web site development costs	$21,600	$21,600
Less accumulated amortization	(15,120)	(10,800)

	$6,480	$10,800

Amortization expense was $4,320 for each of 2004 and 2003.
7. Supplemental Cash Flow Information
No payments were made for interest and income taxes during 2004 and 2003 and the three months ended March 31, 2005 and 2004.
During the year ended December 31, 2004, the Company had unrealized gains on marketable securities totaling $83,205 and realized gains of $83,205 during the three months ended March 31, 2005 (unaudited).
8. Commitments and Contingencies
Litigation
The Company and its subsidiaries have unasserted and other claims and may encounter future legal claims in the normal course of business. In the opinion of the Company, the resolution of the existing legal matters are not expected to have a material impact on the Company’s financial position or results of operations.
Operating Lease
The Company has entered into a non-cancelable operating lease for office space. Future minimum lease payments under this non-cancelable operating lease are as follows:

2005	$38,823
2006	26,400

$65,223

Rental expense under operating leases totaled $32,041 and $13,255 for the years ended December 31, 2004 and 2003, respectively.
9. Profit Sharing Plan
During 2004, the Company began offering its employees a multi-employer 401(k) Retirement Savings Plan (the Plan). All employees are eligible to participate in the Plan after one year of service. The Company may contribute up to 50% of participants’ contributions up to 4% of annual compensation on a discretionary basis.
The Company contributions vest over a six-year period. The Company has not made significant contributions to the Plan.
10. Subsequent Event (unaudited)
The Company was acquired by Spark Networks plc on May 19, 2005.