Form 10-Q
period 2006-03-31
SPARK NETWORKS PLC
filed 2006-05-08
CIK 1314475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-51195
SPARK NETWORKS PLC
(Exact name of registrant as specified in its charter)

ENGLAND AND WALES (State or other jurisdiction of incorporation or organization)	98-0200628 (I.R.S. Employer Identification No.)

8383 Wilshire Boulevard, Suite 800, Beverly Hills, California (Address of principal executive offices)	90211 (Zip Code)
(323) 836-3000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant had 30,341,846 outstanding ordinary shares, par value £0.01 per share, as of May 4, 2006.

SPARK NETWORKS, PLC
Table of Contents to Quarterly Report on Form 10-Q
For the period ended March 31, 2006

Item 1. Financial Statements
SPARK NETWORKS PLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,640	$17,096
Marketable securities	193	196
Restricted cash	1,998	1,085
Accounts receivable, net of allowance of $13 for March 31, 2006 and December 31, 2005	475	932
Prepaid expenses and other	1,294	1,493

Total current assets	19,600	20,802
Property and equipment, net	4,064	4,453
Goodwill, net	17,277	17,344
Intangible assets, net	4,683	4,627
Investment in noncontrolled affiliate	1,092	1,099
Deposits and other assets	460	295

Total assets	$47,176	$48,620

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,383	$2,267
Accrued liabilities	4,268	3,632
Deferred revenue	5,676	4,991
Notes payable – current portion	4,697	9,930
Current portion of obligations under capital leases	39	—

Total current liabilities	17,063	20,820
Deferred tax liabilities	1,746	1,717
Notes payable – long term	900	900
Obligations under capital leases	92	—

Total liabilities	19,801	23,437
Shares subject to rescission (Note 6)	6,089	6,089
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Authorized capital £800,000 divided into 80,000,000 ordinary shares of 1p each; issued and outstanding 30,296,396 shares as of March 31, 2006 and 30,241,496 shares as of December 31, 2005, at a stated value of:	488	487
Additional paid-in-capital	65,547	64,064
Accumulated other comprehensive (loss)	(386)	(302)
Notes receivable from employees	—	(82)
Accumulated deficit	(44,363)	(45,073)

Total shareholders’ equity	21,286	19,094

Total liabilities and shareholders’ equity	$47,176	$48,620

See accompanying notes.

SPARK NETWORKS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net revenues	$16,805	$16,526

Direct marketing expenses	5,657	5,228

Contribution margin	11,148	11,298

Operating expenses:
Indirect marketing (including share-based compensation of $13 and $0)	366	265
Customer service (including share-based compensation of $23 and $0)	908	577
Technical operations(including share-based compensation of $174 and $0)	2,230	1,402
Product development(including share-based compensation of $118 and $0)	845	830
General and administrative (including share-based compensation of $1,043 and $87)	5,632	6,079
Amortization of intangible assets other than goodwill	239	110

Total operating expenses	10,220	9,263

Operating income	928	2,035

Interest (income), loss and other expenses, net	39	(24)

Income before income taxes	889	2,059

Provision for income taxes	179	72

Net income	$710	$1,987

Net income per share – basic	$0.02	$0.08

Net income per share – diluted	$0.02	$0.07

Weighted average shares outstanding – basic	30,266	25,117
Weighted average shares outstanding – diluted	31,258	29,236
See accompanying notes.

SPARK NETWORKS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$710	$1,987
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,056	958
Share-based compensation	1,371	87
Deferred tax liability	55	175
Imputed interest on notes payable	52	—
Impairment of employee loan	82	—
Changes in operating assets and liabilities:
Accounts receivable	457	207
Restricted cash	(913)	49
Prepaid expenses and other assets	6	(960)
Accounts payable and accrued liabilities	752	(1,385)
Deferred revenue	685	(46)

Net cash provided by operating activities	4,313	1,072

Cash flows from investing activities:
Purchases of property and equipment	(293)	(831)
Purchases of businesses and intangible assets	(300)	65

Net cash used in investing activities	(593)	(766)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	113	2,312
Principal payments of capital lease obligations	(4)	(97)
Payment on notes payable for acquisition	(5,000)	—
Notes Payable	(285)	—

Net cash (used in), provided by financing activities	(5,176)	2,215

Net (decrease) increase in cash	(1,456)	2,521
Cash and cash equivalents at beginning of period	17,096	4,265

Cash and cash equivalents at end of period	$15,640	$6,786

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$25
Cash paid for income taxes	$76	$11
Assets acquired through a capital lease	$135	$—
See accompanying notes.

SPARK NETWORKS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies
The Company
Spark Networks plc (the “Company”) is a public limited company incorporated under the laws of England and Wales. The Company has American Depositary Receipts which are traded on the American Stock Exchange and Global Depositary Receipts which are traded on the Frankfurt Stock Exchange. The Company and its consolidated subsidiaries provide online personals services, in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Websites and search and contact other individuals who have posted profiles.
Membership on the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a subscription fee for one, three, five, six and twelve, month subscriptions to members allowing them to initiate communication with other members and subscribers via the Company’s email communications platform. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the parent Company and all of its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The financial statements of the Company’s foreign subsidiary are prepared using the local currency as the subsidiary’s functional currency. The Company translates the assets and liabilities using period-end rates of exchange and revenues and expenses using average rates of exchange for the period. The resulting gain or loss is included in accumulated other comprehensive income (loss) and is excluded from net income (loss).
Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain information and note disclosures normally included in the consolidated annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted from this interim report. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.
These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Share-Based Compensation
In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘Statement 123(R)’’), a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Statement 123(R) requires a company to recognize compensation expense based on the fair value at the date of grant for share options and other share-based compensation, eliminating the use of the intrinsic value method. The Company adopted Statement 123(R) on July 1, 2005, and as a result, its income before income taxes for the three months ended March 31, 2006 is $1.4 million lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted income per share for the three months ended March 31, 2006 would have been $0.07, if the Company had not adopted Statement 123(R), compared to reported basic and diluted income per share of $0.02.
At March 31, 2006, the Company had two share-based employee compensation plans, which are described more fully in Note 6. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Only share-based employee compensation related to variable accounting (as discussed in Note 6, Shareholders’ Equity) was recognized in the Company’s Statements of Operations for the three month period ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying ordinary share on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
Prior to its adoption of Statement 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Had the Company recognized a tax benefit from deductions resulting from the exercise of share options, it would have classified the benefit as a financing cash inflow on the cash flow statement.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under its share option plans to the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

Three Months Ended
March 31, 2005
Net income as reported	$1,987
Add: SFAS 123 (R) share based employee compensation expense included in reported net income, net of related tax effects	—
Add: share based employee compensation expense recorded in the accompanying consolidated statements of operations Pre-SFAS 123 (R)	219
Deduct: Total share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,864)

Pro forma net income	$342

Income Per Share
As reported — basic	$0.08
As reported — diluted	$0.07
Pro forma — basic	$0.01
Pro forma — diluted	$0.01

Note that the above pro forma disclosure is provided for the three months ending March 31, 2005 because employee share options were not accounted for using the fair-value method during the first half of 2005.
The Company accounts for shares issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services’’.
Earnings Per Share
The Company calculates net loss per share in accordance with SFAS No. 128 “Earnings per Share”, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted net loss per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) consists of its reported net income (loss) and the net unrealized gains or losses on marketable securities. Comprehensive income (loss) for each of the periods presented is comprised as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$710	$1,987
Changes in unrealized gains/losses in available for sale securities	10	(30)
Foreign currency translation adjustment	(94)	(72)

Total comprehensive income	$626	$1,885

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
2. Net Income (Loss) Per Share
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

3. Acquisitions of Businesses and Intangibles
Domain Names
On March 24, 2006 the Company acquired certain domain names and trademarks for approximately $300,000. The company expects the purchase of the domain names to allow for synergistic uses of existing databases. The domain names are assigned an infinite life and are subject to impairment testing under Statement of Financial Accounting Standard 142 Goodwill and Other Intangible Assets.
MingleMatch, Inc.
On May 19, 2005 the Company completed the purchase of MingleMatch Inc., a company that operates religious, ethnic, special interest and geographically targeted online singles communities. The acquisition of MingleMatch fits with the Company’s strategy of creating affinity-focused online personals communities. The Company expects that the purchase of MingleMatch will allow for numerous cost savings and revenue synergies which are reflected in the amount of goodwill included in the purchase price. The results of MingleMatch’s operations have been included in the consolidated financial statements since that date. The purchase price for the acquisition was $12 million in cash, which will be paid over 12 months (as discussed further in Note 5, Notes Payable), as well as 150,000 shares of the Company’s ordinary shares which, on the date of the acquisition carried a value of approximately $1.1 million and capitalized acquisition costs of approximately $100,000. For the fiscal year ended December 31, 2004, MingleMatch reported net revenues of approximately $2.5 million and a loss of $443,000.
Playahead AB (formerly Duplo AB)
On September 9, 2004, the Company acquired a 20% interest in Playahead AB (formerly named Duplo AB) for approximately $1.2 million including professional fees related to the transaction. The Company has the right but not the obligation to acquire the remaining 80% interest of Playahead AB by September 9, 2006. The Company received two of five board seats in connection with the purchase. Given the Company’s ownership, and Board representation, the Company has accounted for its ownership interests under the equity method of accounting.
Playahead AB owns and operates Playahead.com, a robust community site primarily focused on the Swedish market, whose target members range in age from 16-35 years.
Our investment in Playahead AB was approximately $1.0 million higher than our ownership interest in their net assets at March 31, 2006. This amount is considered goodwill and is recorded on the balance sheet within the “investment in non-controlled affiliates” account. The Company has recorded a loss of $7,000 in the quarter ended March 31, 2006 related to its investment in Playahead AB.
In connection with the acquisition, the Company entered into an operating agreement with Playahead AB to provide them with quarterly payments to share in the operating costs incurred by Playahead AB related to services provided to the Company. The agreement calls for quarterly payments of $120,000 in advance commencing on January 1, 2005 ($120,000 for the quarter ended March 31, 2005). The agreement, if extended, calls for the Company to pay Playahead AB a one time fee of $150,000 for each Company Website using the technology licensed under this agreement as well as an annual license fee of $20,000 per Website using the technology. The agreement was verbally terminated on January 1, 2006, without any Financial Statement impact.
On April 20, 2005, the Company’s Board of Directors authorized the exercise of the call option the Company holds to purchase the remaining 80% of Playahead AB that the Company does not already own. The purchase price for these remaining shares was $4 million. Playahead AB was formally notified of the authorization to purchase, but no further action has been taken by either company in this regard.
4. Obligations Under Capital Leases
In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009, providing for minimum lease payments for the year ending December 31, 2006 of approximately $55,000 ($15,000 as of March 31, 2006).

The Company’s total payments under capital lease agreements were approximately $15,000 and $97,000 in the first quarter of 2006 and 2005, respectively.
5. Notes Payable
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

Paid on October 31, 2005	$1,000,000
Paid on January 10, 2006	$2,000,000
Paid on March 31, 2006	$3,000,000
Due on May 31, 2006	$2,650,000
Due on May 31, 2006	$1,350,000

$10,000,000
In September 2004, the Company issued a promissory note in the amount of $1.7 million as a final settlement for a lawsuit. The note bears interest at the rate of 2.75% per year and is payable in installments on (i) September 15, 2005 in the amount of $400,000; (ii) September 15, 2006 in the amount of $400,000; and (iii) September 15, 2007 in the amount of $900,000.
6. Shareholders’ Equity
Warrants
In August 2003, the Company agreed to issue warrants to consultants to subscribe for up to 1,000,000 shares of the Company’s ordinary shares at an exercise price of $2.50 per share. Of these warrants, 500,000 vested immediately and were exercisable and non-forfeitable; however, a warrant certificate was never issued yet the warrants were treated as issued and outstanding in our financial statements. The Company recorded expense of approximately $1.1 million in 2003, related to the 500,000 vested warrants. In December 2004, the Company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, the Company issued a warrant certificate for 750,000 shares. Prior to the vesting of the 250,000 warrants in December 2004, the Company treated the 500,000 unvested warrants as variable and, accordingly, recorded expenses in 2004 and 2003 of approximately $914,000 and $505,000, respectively. Because the warrants fully vested in December 2004, a final valuation and related expense was recorded in 2004 in the amount of $955,000. Since the Company was accounting for the warrants using variable accounting, the accounting modification resulting from the acceleration of the 250,000 warrants was insignificant, and the cancellation of the remaining 250,000 warrants resulted in reversing previously recognized expense in the amount of $710,000. As a result of the December 2004 vesting, the Company is no longer required to recognize an increase or decrease in compensation expense based on the then fair value of such warrants. During 2005, 320,000 warrants were exercised. As of March 31, 2006, 430,000 warrants, which expire in 2007, are vested and outstanding.
Employee Share Option Plans
The Company has two share Option Plans, the MatchNet plc 2000 Executive Share Option Plan (the 2000 Option Plan) and Spark Networks plc 2004 Share Option Plan (the 2004 Plan and, collectively, with the 2000 Option Plan, the Plans), that provide for the granting of share options by the Board of Directors of the Company to employees, consultants, and directors of the Company. In addition, options granted to employees or service providers of our Israeli subsidiary who are residents of Israel are also subject to the Sub-Plan for Israeli Employees and Service providers, which Sub-Plan incorporates the terms of the 2004 Plan by reference.

The exercise price of options granted under the Plans, is based on the estimated fair market value of the ordinary shares on the date of grant. Options granted under the Plans vest and terminate over various periods as defined by each option grant and in accordance with the terms of the Plans. In September 2004, the Board of Directors resolved to cease granting options under the 2000 Option Plan. However, pursuant to the provisions of the 2000 Option Plan, all outstanding options previously granted under the 2000 Option Plan continue in full force and effect. The Company intends to use the 2004 Plan to grant options to employees, consultants, and directors in the future. The 2004 Plan terminates in September 2014, and restricts shares to be issued to a maximum of 17,000,000, with approximately 14,303,705 shares available for future grant as of March 31, 2006. Upon option exercise, the Company issues new shares.
In July 2003, options were issued to consultants for the purchase of up to 225,000 ordinary shares at an exercise price of $1.90 per share. The Company treated these options as variable and accordingly recorded expenses in 2003 of approximately $219,000 resulting from this transaction. This transaction also resulted in a deferred share compensation balance of approximately $767,000 at December 31, 2003. Of these options, 150,000 were cancelled in the third quarter of 2004 when our relationship with a consultant was terminated and as a result, any expense or deferred compensation previously recognized in the amount of $378,000 was reversed. In 2004, the remaining 75,000 options were treated as fixed due to a change in employee status. In the first quarter of 2005, the Company realized that 37,500 options would not vest. Based on this, the Company recorded a credit of $132,000 related to these options reducing the deferred compensation balance to $75,000. These options were fully accounted for in 2005 and will not have any impact in 2006.
In July 2003 and April 2004, loans were made to employees for the exercise of 100,000 and 15,000 options respectively. The loans were deemed a “synthetic” repricing under EITF 00-23 “Issues Related to the Accounting for Share Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and resulted in variable accounting. For the years ended December 31, 2005 and 2004, the Company recorded a reduction in expenses of approximately $30,000 and an expense of $121,000, respectively, resulting from these transactions. As of December 31, 2005, the deferred compensation balances that resulted from these transactions were fully amortized. In the third quarter of 2005, the loan made for the 15,000 options was extended until March 2006. The extension of the loan is considered a modification and a grant of a new award and is accounted for under SFAS 123 (R). In the first quarter of 2006, the Company extended the loan to December 2006 and recorded a reserve against the note.
As of March 31, 2006, total unrecognized compensation cost related to non-vested stock options was $9.7 million. This cost is expected to be recognized over a weighted-average period of 4 years. The following table describes option activity for the three months ended March 31, 2006:

		Weighted
	Number of	Average
	Shares	Price Per Share
	(in thousands)
Outstanding at December 31, 2005	4,703	$5.57
Granted	226	7.34
Exercised	(55)	2.04
Cancelled	(152)	7.18

Outstanding at March 31, 2006	4,722	$5.76

Most options are priced in foreign currency, weighted average price per share calculations are impacted by foreign exchange fluctuations.

Shares Subject to Rescission
Under the 2000 Executive Share Option Plan (‘‘2000 Option Plan’’), the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Option Plan may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, the Company may have potential liability to those employees, directors and consultants to whom it issued securities upon the exercise of these options. In order to address that issue, the Company may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.
As of March 31, 2006, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Plan were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $5.7 million, excluding statutory interest, and $6.1 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of the option.
The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $6.1 million as shares subject to rescission in the accompanying March 31, 2006 consolidated balance sheet.
In addition to shares which have resulted from share option exercises, it is possible that option grants under the 2000 Option Plan, which have not yet been exercised, may not have been exempt from qualification under California state securities laws. As a result, the Company may have potential liability to those employees, directors and consultants to whom it granted options under the 2000 Option Plan but who have not yet exercised those options. In order to address that issue, the Company may elect to make a rescission offer to the holders of outstanding options under the 2000 Option Plan to give them the opportunity to rescind the grant of their options.
Prior to the implementation of SFAS 123(R) in July 2005, the Company accounted for share options under APB 25. Since all of the options under the 2000 Option Plan were granted at fair market value at the time of grant, no expense is recorded in the Company’s financial statements related to options that were vested prior to June 30, 2005. Under SFAS 123 (R), the third quarter results of 2005 included expense related to options that were granted prior to June 30, 2005 but had not vested at that date. Accordingly, no provision is made in the Company’s financial statements for options that were vested as of June 30, 2005, that were granted under the 2000 Option Plan which are not yet exercised, but may be subject to a rescission offer, if and when made. Should any optionees accept the rescission offer and put their options back to the Company, the Company will reflect such activity in its financial statements at that time.
As of March 31, 2006, assuming every eligible holder of unexercised options were to accept a rescission offer, the Company estimates the total cost to it to complete the rescission for the unexercised options would be approximately $1.9 million, including statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.

7. Segment Information
The Company operates several online personals websites that it has aggregated into three reportable segments, (1) JDate, which consists of the Company’s JDate.com website and its co-branded websites, (2) AmericanSingles, which consists of the Company’s AmericanSingles.com website and its co-branded websites, and (3) Other Businesses, which consists of all of the Company’s other websites and businesses, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has aggregated several of its smaller websites into the Other Businesses segment. Information for its segments is as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2006	2005
Revenues
JDate	$6,996	$6,468
AmericanSingles	6,343	8,097
Other Businesses	3,466	1,961

Total	$16,805	$16,526

Direct Marketing
JDate	$796	$503
AmericanSingles	3,360	3,258
Other Businesses	1,501	1,467

Total	$5,657	$5,228

Contribution
JDate	$6,200	$5,965
AmericanSingles	2,983	4,839
Other Businesses	1,965	494

Total	$11,148	$11,298

Unallocated operating expenses	10,220	9,263

Operating income	$928	$2,035

Due to the Company’s integrated business structure, operating expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes. Depreciation and amortization are included in total operating expenses in the individual line items to which the assets provide service.
8. Commitments and Contingencies
In January 2006, the Company was contacted by Inland Revenue, the tax authority in the United Kingdom requesting payment in the amount of approximately one million dollars for wage related withholdings of a former employee. That employee was residing in both the United States and the United Kingdom at the time his employment was terminated with the Company. At that time, with the advice of outside tax experts, the Company forwarded the withholdings to the Internal Revenue Service in the United States. The situation was explained to Inland Revenue which agreed that the money would need to be remitted to it but would not expect payment while the matter is investigated. Inland Revenue asked for a good faith deposit in the amount of $200,000 which the Company remitted in the first quarter of 2006. If the Company is not successful in receiving the funds from the IRS, it may be required to remit the entire amount to Inland Revenue.

Legal Proceedings
On November 14, 2003, Jason Adelman filed a nationwide class action complaint against the Company in the Los Angeles County Superior Court based on an alleged violation of California Civil Code section 1694 et seq., which regulates businesses that provide dating services. The complaint included allegations that the Company is a dating service as defined by the applicable statutes and, as an alleged dating service, the Company is required to provide language in contracts that allows (i) members to rescind their contracts within three days, (ii) reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (iii) members to cancel their contracts in the event of disability or relocation. Causes of action include breach of applicable state and/or federal laws, fraudulent and deceptive business practices, breach of contract and unjust enrichment. The plaintiff is seeking remedies including declaratory relief, restitution, actual damages although not quantified, treble damages and/or punitive damages, and attorney’s fees and costs.
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
A mediation occurred in Adelman in 2004 that did not result in a settlement. A post-mediation status conference was held on Friday, July 16, 2004. At that Status Conference, the court suggested that the parties agree to a bifurcation of the liability issue. The purpose of the bifurcation is to allow the Court to determine whether as a matter of law the California Dating Services Act (“CDS Act”) applies to the Company. In this way, if the Court determines that the CDS Act is inapplicable, all further expenses associated with discovery and class certification can be avoided. The Court has permitted limited discovery including document requests and interrogatories, the parties will each be permitted to take one deposition without further leave of the Court, the parties will be allowed to designate expert witnesses, and the Court will conduct a trial on the issue of the applicability of the CDS Act to the Company’s business in the spring of 2006.
Although some written discovery relating to the bifurcated trial has been completed, depositions have not yet been completed. A second mediation occurred in Adelman on February 10, 2006. The mediation resumed on February 23, 2006, but did not result in a settlement. The date of the bifurcated trial has been continued to June 12, 2006 and the time for filing briefs and completing discovery has been extended.
On July 21, 2005, Leonard Kristal (“Kristal”) and MatchPower Ltd. (“MatchPower”) filed an action in the Los Angeles County Superior Court, Civil Action No. SC086367, entitled “LEONARD KRISTAL, and MATCHPOWER, LTD., Plaintiffs, v. MATCHNET, PLC; SPARK NETWORKS, PLC, and DOES 1 through 25, inclusive, Defendants (the “Kristal/ MatchPower Action”). In their complaint, Kristal and MatchPower assert claims for a breach of contract, wrongful termination in violation of public policy, and solicitation of employee by misrepresentation. MatchPower alleges that it entered into an agreement with the Company to pay MatchPower the sum of $15,000 per month from March 30, 2004 through April 2005 and that the Company now owes MatchPower the sum of $90,000 under the agreement. The Company has filed a Motion to Dismiss and/or for Forum Non Conveniens under the MatchPower agreement, which provides that the exclusive jurisdiction for disputes is “the English courts,” in order to require that MatchPower litigate its claims, if any, in England. The court has granted that Motion and MatchPower is no longer a party to the case. Kristal alleges that (i) the Company entered into an employment agreement pursuant to which Kristal was employed on a part-time basis at the rate of $10,000 per month through April 2005, (ii) the employment agreement was amended in July 2004 to increase Kristal’s monthly salary to $15,000 per month, (iii) Kristal was required to move and establish residency in Los Angeles and (iv) the employment agreement was terminated on December 22, 2004. Kristal alleges that the Company owes him $85,000 under the agreement, plus a waiting time penalty of $15,000. Kristal also alleges that, in August 2004, the Company orally promised Kristal the right to purchase at least 110,000 shares of the Company’s shares at a purchase price of $2.50 and that he was terminated because he made a written complaint that he had not been paid according to his contract and as a result, his termination was a retaliatory termination in violation of public policy. Kristal claims that he is entitled to recover damages for pain and suffering and emotional distress and punitive damages based on his retaliatory termination. In addition, Kristal claims that he was induced to move to Los Angeles for the purpose of accepting employment from us in Los Angeles and that the

Company promised Kristal employment at least through April 2005, together with wages for employment at the rate of $15,000 per month. According to Kristal, the Company misrepresented to Kristal the length of his employment and the compensation therefore, and as a result, he claims he is entitled to double damages caused by misrepresentations allegedly made by the Company to Kristal pursuant to California Labor Code § 972.
A mediation occurred in the Kristal/ MatchPower Action on January 17, 2006. At the mediation, the parties entered into a binding settlement stipulation (the “Stipulation”). According to the terms of the Stipulation, the Company will pay to Kristal the sum of $150,000 in equal monthly installments of $8,333.33 commencing February 1, 2007, and Kristal and MatchPower will: (i) execute general releases of known and unknown claims in the Company’s favor and (ii) dismiss with prejudice the action they have filed against the Company. A disagreement exists regarding the language to be included, and the scope of, the General Release. On April 17, 2006, the Court granted the Company’s motion to enforce the Stipulation and ordered Kristal to execute a release of claims against the Company, and a request for dismissal of the Kristal/ MatchPower Action with prejudice, by May 1, 2006.
The Company has filed an action in the Los Angeles County Superior Court (“JetPay”) against JetPay Merchant Services, LLC, Los Angeles Superior Court Civil Action No. BC346182. In the Complaint in JetPay, the Company asserts causes of action against JetPay for breach of oral contract, intentional misrepresentation, fraudulent inducement, intentional interference with economic advantage, breach of fiduciary duty, negligence, unfair business practices, and declaratory relief. The Company seeks compensatory damages against JetPay in the sum of $2,277,095.38 together with punitive damages to the extent permitted by applicable California law as provided in the Complaint in the JetPay Action. After the Company filed the Complaint against JetPay, it was discovered that JetPay had retained, converted, and/or not distributed to the Company funds belonging to the Company in the aggregate amount of approximately $331,000 not reflected in the Complaint filed by the Company against JetPay. The Company intends to amend the Complaint to seek the recovery of all such funds. JetPay has provided a written memorandum in which JetPay claims that it suffered actual damages of $439,012.70 as of January 10, 2006 and is entitled to recover liquidated damages in the amount of $682,514.54.
On February 21, 2006, JetPay filed a Notice of Removal of the Company’s state court action against JetPay to the United States District Court for the Central District of California (“California Federal Court Action”). JetPay has filed an Answer to the Company’s Complaint and a Counterclaim in the California Federal Court Action in which JetPay asserts the claims previously raised by JetPay in its correspondence. In addition, JetPay has filed a Complaint against the Company in the United States District Court for the Northern District of Texas (“Texas Federal Court Action”) in which it asserts the same claims it has alleged in its Counterclaim in the California Federal Court Action. JetPay filed a Motion to Stay or dismiss the California Federal Court Action so that its claims could be prosecuted in the Texas Federal Court Action. At a hearing on April 24, 2006, the Court in the California Federal Court Action denied JetPay’s Motion, and set the case for trial on February 7, 2007. The Court also ordered the parties to submit to private mediation, which is to take place by June 2006.
For the reasons set forth in the Company’s Complaint in JetPay among others, the Company believes that it is not indebted to JetPay in any amount whatsoever, the Company intends to vigorously defend any claim filed by JetPay against it, whether in JetPay or otherwise, and the Company is in the process of prosecuting JetPay for the recovery of the damages set forth above suffered by the Company as a result of the acts and omissions of JetPay.
The Company intends to defend vigorously against each of the lawsuits. However, no assurance can be given that these matters will be resolved in the Company’s favor and, depending on the outcome of these lawsuits, the Company may choose to alter business practices.
The Company has additional existing legal claims and may encounter future legal claims in the normal course of business. In the Company’s opinion, the resolutions of the existing legal claims are not expected to have a material impact on its financial position or results of operations. The Company believes it has accrued appropriate amounts where necessary in connection with the above litigation.

9. Related Party Transactions
In 2004, the Company entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of the Company’s online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of the Company’s Chief Executive Officer, David E. Siminoff. The Company made no payments to Efficient Frontier in the first quarter of 2006.
In 2004, the Company invested $250,000 in Yobon, Inc., a provider of web toolbar technology. The former Chief Technology Officer, Phil Nelson, is the Chairman of Yobon. In December 2005, the company determined that the value of the Yobon investment would not be realized in full and recorded an impairment charge in the amount of $105,000.
10. Subsequent Events
In April 2006, the Company received payment for the unimpaired balance of the note receivable from, Yobon, Inc. in the amount of $146,000. Yobon has now effectively ceased operations.
On May 5, 2006, the Company, through its subsidiary, MingleMatch, acquired certain assets, including domain names, and assumed certain liabilities of a business called LdsSingles for a purchase price of $2.3 million in cash ($2.0 million of which was paid at closing with the remaining $300,000 to be paid on May 5, 2007).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Managements Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” ”plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to, our potential liability for issuing securities to certain employees, directors and consultants that may not have been exempt from registration; pending lawsuits against us; and other factors described in the “Risk Factors” section and elsewhere in this report and in the “Risk Factors” section of our 2005 Annual Report.
General
We are a public limited company incorporated under the laws of England and Wales and our ordinary shares in the form of GDSs currently trade on the Frankfurt Stock Exchange and in the form of ADSs on the American Stock Exchange. We are a leading provider of online personals services in the United States and internationally. Our Websites enable adults to meet online and participate in communities, become friends, date, form long-term relationships or marry.

Segment Reporting
We divide our business into three operating segments: (1) the JDate segment, which consists of our JDate.com website and its co-branded websites, (2) the AmericanSingles segment, which consists of our AmericanSingles.com website and its co-branded websites, and (3) the Other Businesses segment, which consists of all our other websites and businesses.

(in thousands)	2006	2005
Revenues
JDate	$6,996	$6,468
AmericanSingles	6,343	8,097
Other Businesses	3,466	1,961

Total	$16,805	$16,526

Direct Marketing
JDate	$796	$503
AmericanSingles	3,360	3,258
Other Businesses	1,501	1,467

Total	$5,657	$5,228

Contribution
JDate	$6,200	$5,965
AmericanSingles	2,983	4,839
Other Businesses	1,965	494

Total	$11,148	$11,298

Unallocated operating expenses	10,220	9,263

Operating income	$928	$2,035

Key Business Metrics
We regularly review certain operating metrics in order to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. The key business metrics that we utilize include the following:
•	Average Paying Subscribers: Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and Website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

•	Average Monthly Net Revenue per Paying Subscriber: Average monthly net revenue per paying subscriber represents the total net subscriber revenue for the period divided by the number of average paying subscribers for the period, divided by the number of months in the period.

•	Direct Subscriber Acquisition Costs: Direct subscriber acquisition cost is defined as total direct marketing costs divided by the number of new gross paying subscribers during the period. This represents our average cost of acquiring a new paying subscriber during the period.

•	Monthly Subscriber Churn: Monthly subscriber churn represents the ratio expressed as a percentage of (1) the number of paying subscriber cancellations during the period divided by the number of average paying subscribers during the period and (2) the number of months in the period.

Unaudited selected statistical information regarding our key operating metrics is shown in the table below. The references to “Other Businesses” in this table indicate metrics data for the websites in our Other Businesses segment.

	Three Months Ended
	March 31,
	2006	2005
Average Paying Subscribers (in thousands):
JDate	79.5	70.4
AmericanSingles	98.8	121.6
Other Businesses	66.0	30.6

Total	244.3	222.6

Average Monthly Net Revenue per Paying Subscriber:
JDate	$29.33	$30.61
AmericanSingles	21.40	22.19
Other Businesses	17.52	18.33
All Segments	22.93	24.32

Direct Subscriber Acquisition Cost:
JDate	$13.20	$9.01
AmericanSingles	35.19	25.61
Other Businesses	24.68	46.97
All Segments	26.11	23.84

Monthly Subscriber Churn:
JDate	24.5%	26.0%
AmericanSingles	30.1	35.8
Other Businesses	27.1	28.6
All Segments	27.5	31.7

Results of Operations
The following table presents our historical operating results as a percentage of net revenues:

	Three Months Ended
	March 31,
	2006	2005
Net revenues	100.0%	100.0%
Direct marketing	33.7	31.6

Contribution margin	66.3	68.4

Operating expenses:
Indirect marketing	2.2	1.6
Customer service	5.4	3.5
Technical operations	13.3	8.5
Product development	5.0	5.0
General and administrative	33.5	36.8
Amortization of intangible assets other than goodwill	1.4	0.7

Total operating expenses	60.8	56.1

Operating income	5.5	12.3
Interest and other expense, (income), net	0.2	(0.1)

Loss income before income taxes	5.3	12.4
Provision for income taxes	1.1	0.3

Net income	4.2%	12.1%

Business Metrics
Average paying subscribers for the JDate segment increased 12.9% to approximately 79,500 in the quarter ended March 31, 2006 compared to 70,400 in the same period last year. Average paying subscribers for the AmericanSingles segment decreased 18.8% to 98,800 in the quarter ended March 31, 2006 compared to 121,600 in the quarter ended March 31, 2005. Average paying subscribers for Websites in our Other Businesses segment increased 115.7% to 66,000 in the quarter ended March 31, 2006 compared to 30,600 in the quarter ended March 31, 2005. The increase in average paying subscribers for JDate is due to increased, focused marketing campaigns in 2006 to acquire new JDate members. The decrease in revenues for AmericanSingles is largely attributable to a 34% decrease in the AmericanSingles marketing spend in the last half of 2005 compared to the last half of 2004. Marketing spend for our AmericanSingles segment has a rolling effect so that spending in the latter half of the previous year affects the revenues of the current quarter. In the last three quarters of 2005 and the first quarter of 2006, we stabilized our marketing spending rate for AmericanSingles, and accordingly we expect that the number of average paying subscribers for AmericanSingles will begin to stabilize as well. The increase in average paying subscribers for our other websites is due primarily to the acquisition of MingleMatch in May of 2005.
Average monthly net revenue per paying subscriber for the JDate segment decreased 4.2% to $29.33 in the quarter ended March 31, 2006 compared to $30.61 in the same period in 2005. The decrease was primarily due to an increase in the percentage of sales of longer term subscription plans. These plans require full cash payment up front, but have lower average monthly revenue as compared to a one month plan. Average monthly net revenue per paying subscriber for the AmericanSingles segment decreased 3.6% to $21.40 in the quarter ended March 31, 2006 compared to $22.19 in the same period in 2005. This decrease was primarily due to an increase in the percentage of sales of longer term subscription plans, in particular a 5 month plan introduced in December 2005 at a price of $75.00. These plans require full cash payment up front, but have lower average monthly revenue as compared to a one month plan.. Average monthly net revenue per paying subscriber for Websites in our Other Businesses segment decreased 4.4% to $17.52 in the quarter ended March 31, 2006 compared to $18.33 in the same period in 2005. The decrease was due to growth in some of our lower price point websites.
Direct subscriber acquisition cost for JDate increased 46.5% to $13.20 in the quarter ended March 31, 2006 compared to $9.01 in the same period in 2005. The increase is due to continued focused marketing campaign initiatives for the JDate site in order to attract new subscribers. Direct subscriber acquisition costs for AmericanSingles increased 37.4% to $35.19 in the quarter ended March 31, 2006 compared to $25.61 in the same period in 2005. The increase in SAC for AmericanSingles is the result of significant cuts in marketing spending in the first quarter of 2005 compared to the last half of 2004. The carry-over effect in the first quarter of 2005 of increased subscriptions from previous marketing, combined with reduced marketing expense, made for an untypically low subscriber acquisition cost (SAC) in the first quarter of 2005, when compared to the first quarter of 2006. Direct subscriber acquisition cost for the Websites in our Other Businesses segment decreased 47.5% to $24.68 in the first quarter of 2006 compared to $46.97 in the first quarter of 2005. The increase is primarily due to the acquisition of MingleMatch in May of 2005.
Monthly subscriber churn for JDate decreased to 24.5% in the quarter ended March 31, 2006 compared to 26.0% in 2005. Monthly subscriber churn for AmericanSingles decreased to 30.1% in the quarter ended March 31, 2006 compared to 35.8% in 2005. Monthly subscriber churn for the Websites in our Other Businesses segment decreased to 27.1% in the quarter ended March 31, 2006 compared to 28.6% in 2005.
Net Revenues
Substantially all our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 2% of net revenues for the quarters ended March 31, 2006 and 2005, are attributable to certain promotional events. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted rates. Most subscriptions renew automatically for subsequent periods until subscribers terminate them.
Net revenues for JDate increased 8.2% to $7.0 million in the first quarter of 2006 compared to $6.5 million in 2005. The increase in net revenues for JDate is due to an increase in average paying subscribers. Net revenues for AmericanSingles decreased 21.7% to $6.3 million in the quarter ended March 31, 2006, compared to $8.1 million in 2005. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 76.9% to $3.5 million in the first quarter of 2006 compared to $2.0 million in 2005. The increase in net revenues for our Other Businesses is attributed mainly to the acquisition of MingleMatch in May of 2005.
Direct Marketing Expenses
Direct marketing expenses for JDate increased 58.3% to $796,000 in the first quarter of 2006 compared to $503,000 in 2005. The increase in marketing was due to continued focused marketing initiatives and brand building marketing expenditures for JDate. Direct marketing expenses for AmericanSingles increased 3.1% to $3.4 million in the first quarter of 2006 compared to $3.3 million in the same period in 2005. The slight increase in AmericanSingles marketing was due to stabilization of our expenditure rate for AmericanSingles at an acceptable subscriber acquisition cost (SAC) after the substantial decrease in marketing spending in early 2005. Direct marketing expenses for our Websites in our Other Businesses segment remained the same at $1.5 million in the first quarter of 2006 and 2005.
Operating Expenses
Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses increased 10.3% to $10.2 million in the first quarter of 2006 compared to $9.3 million in the same period in 2005. Stated as a percentage of net revenues, operating expenses increased to 60.8% in the first quarter of 2006 compared to 56.1% in the same period in 2005. The increase in operating expenses was primarily attributable to share-based compensation expense of approximately $1.4 million as a result of the Company’s adoption of the Statement of Financial Accounting Standards No. 123 (R), (“SFAS 123 (R)”) in the third quarter of 2005. Periods prior to the third quarter of 2005 do not contain any expense for share options in accordance with SFAS 123(R).

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses increased 38.1% to $366,000 in the first quarter of 2006 compared to $265,000 in the first quarter of 2005. Stated as a percentage of net revenues, indirect marketing expenses increased to 2.2% in the first quarter of 2006 compared to 1.6% in the same period in 2005. The increase is due mainly to the acquisition of MingleMatch in May 2005, along with the inclusion of share-based compensation expense as a result of the adoption fo SFAS 123 (R).
Customer Service. Customer service expenses consist primarily of costs associated with our member services center. Customer services expenses increased 57.4% to $908,000 in the first quarter of 2006 compared to $577,000 in the first quarter of 2005. Stated as a percentage of net revenues, customer service expenses increased to 5.4% in the quarter ended March 31, 2006 compared to 3.5% in the same period in 2005. The increase is primarily due to the acquisition of MingleMatch, along with the inclusion of share-based compensation expense as a result of the adoption of SFAS 123 (R).
Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses increased 57.1% to $2.2 million in the first quarter of 2006 compared to $1.4 million in 2005. The increase is due primarily to the purchase of MingleMatch as well as share-based compensation which offsets lower capitalized software costs in the current period.
Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our Websites and services. Product development expenses increased 1.8% to $845,000 in the first quarter of 2006 compared to $830,000 in 2005.
General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 8.1% to $5.6 million in the first quarter of 2006 compared to $6.1 million in the same period in 2005. The decrease in general and administrative expenses is due primarily to decreases in executive salaries, offset by increases in share-based compensation expense as a result of the adoption fo SFAS 123 (R). Stated as a percentage of net revenues, general and administrative expenses decreased to 33.5% in the quarter ended March 31, 2006 compared to 36.8% for the same period in 2005.
Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily SocialNet, PointMatch, and MingleMatch. Amortization expense increased 117.3% to $239,000 in the first quarter of 2006 compared to $110,000 in the first quarter of 2005. The increase is due mainly to amortization of intangible assets related to the acquisition of MingleMatch in May 2005.
Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities and income on our investments in non-controlled affiliates. Net interest income increased to $39,000 for the quarter ended March 31, 2006 from net interest expense of $24,000 for the same period in 2005
Liquidity and Capital Resources
As of March 31, 2006, the Company has cash, cash equivalents and marketable securities of $15.8 million. We have historically financed our operations with internally generated funds and offerings of equity securities. We have no revolving or term credit facilities.
Net cash provided by operations was $4.3 million for the three months ended March 31, 2006 compared to $1.1 million for the same period in 2005. The increase is primarily due to a reduction in cash operating expenses, an increase in accounts payable, and an increase in deferred revenue.
Net cash used in investing activities was $593,000 for the first quarter of 2006 compared to $766,000 for the same period in 2005.

Net cash used by financing activities was $5.2 million for the first quarter of 2006 compared to net cash provided by financing activites of $2.2 million for the first quarter of 2005. Cash used by financing activities in 2006 was due mainly to payment of notes payable related to the acquisition of MingleMatch. Cash provided by financing activities in 2005 was due to the exercise of options .
We believe that our current cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, planned capital expenditures and contractual obligations for at least the next 12 months. We may be required or find it desirable prior to such time to raise additional funds through bank financing or through the issuance of debt or equity.
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
ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Risk
Our exposure to foreign currency risk is due primarily to our international operations. Revenues and certain expenses related to our international websites are denominated in the functional currencies of the local countries they serve. Primary currencies include Israeli shekels, Canadian dollars, British pound sterling and Euros. Our foreign subsidiary in Israel conducts business in their local currency. We translate into U.S. dollars the assets and liabilities using period-end rates of exchange, and revenues and expenses using average rates of exchange for the year. Any weakening of the U.S. dollar against these foreign currencies will result in increased revenue, expenses and translation gains and losses in our consolidated financial statements. Similarly, any strengthening of the U.S. dollar against these currencies will result in decreased revenues, expenses and translation gains and losses. We do not believe that a hypothetical 10% increase in foreign currency exchange rates would have a material effect on our financial statements.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
As of March 31, 2006, our management, with the participation of our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS
The information required by this item is contained in the financial statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference.
ITEM 1A. RISK FACTORS
Other than with respect to the following risk factor, which has been updated and restated in its entirety below,to reflect the hiring of our new General Counsel and departure of our former Chief Technology Officer , there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual report on Form 10-K for the year ended December 31, 2005.
If we are unable to attract, retain and motivate key personnel or hire qualified personnel, or such personnel do not work well together, our growth prospects and profitability will be harmed.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. We have recently recruited many of our directors, executive officers and other key management talent, some of which have limited or no experience in the online personals industry. For example, David E. Siminoff, our President and Chief Executive Officer, joined us in August 2004 and each of our Chief Financial Officer and Chief Operating Officer joined us in October 2004. We recently hired a General Counsel, who started work for us in March 2006. In addition, our co-founder and former Executive Chairman of the Board, Joe Y. Shapira, resigned from his executive duties in December 2005 and the employment of our former Chief Technology Officer ended in April 2006. Because members of our executive management have only worked together as a team for a limited time, there are inherent risks in the management of our company with respect to decision-making, business direction, product development and strategic relationships. In the event that the members of our executive management team are unable to work well together or agree on operating principles, business direction or business transactions or are unable to provide cohesive leadership, our business could be harmed and one or more of those individuals may discontinue their service to our company, and we would be forced to find a suitable replacement. The loss of any of our management or key personnel could seriously harm our business. Furthermore, we have recently experienced significant turnover on our board of directors. We currently have seven members serving on our board of directors. Since October 2004, we have had two directors resign from our board of directors and five directors join our board of directors. Alon Carmel, one of our company’s co-founders and co-chairmen, resigned from his position in February 2005 to pursue other entrepreneurial and philanthropic interests.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
In March 2006, we amended the employment agreement with our Chief Operating Officer, Gregory Liberman, to increase his base salary from $200,000 to $250,000 per year.
ITEM 6. EXHIBITS.
(a) Exhibits:

10.13(a)	Amendment No. 1, dated March 15, 2006, to the Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13(a) of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 2006).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS PLC

/s/ Mark Thompson by: Mark Thompson
Chief Financial Officer (Principal Financial and
Accounting Officer)

Date: May 8, 2006