Form 10-Q
period 2006-06-30
SPARK NETWORKS PLC
filed 2006-08-11
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-51195

SPARK NETWORKS PLC

(Exact name of registrant as specified in its charter)

ENGLAND AND WALES	98-0200628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8383 Wilshire Boulevard, Suite 800, Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The registrant had 30,788,046 outstanding ordinary shares, par value £0.01 per share, as of August 10, 2006.

SPARK NETWORKS, PLC

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,291	$17,096
Marketable securities	192	196
Restricted cash	1,952	1,085
Accounts receivable, net of allowance of $0 and $13 for June 30, 2006 and December 31, 2005	955	932
Prepaid expenses and other	896	1,493

Total current assets	15,286	20,802
Property and equipment, net	3,588	4,453
Goodwill, net	18,770	17,344
Intangible assets, net	5,264	4,627
Investment in noncontrolled affiliate	1,078	1,099
Deposits and other assets	326	295

Total assets	$44,312	$48,620

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,816	$2,267
Accrued liabilities	4,662	3,632
Deferred revenue	4,783	4,991
Notes payable – current portion	963	9,930
Current portion of obligations under capital leases	45	—

Total current liabilities	12,269	20,820
Deferred tax liabilities	1,663	1,717
Notes payable – long term	900	900
Obligations under capital leases	77	—

Total liabilities	14,909	23,437
Shares subject to rescission (Note 6)	6,347	6,089
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Authorized capital £800,000 divided into 80,000,000 ordinary shares of 1p each; issued and outstanding 30,424,346 shares as of June 30, 2006 and 30,241,496 shares as of December 31, 2005, at a stated value of:	495	487
Additional paid-in-capital	66,662	64,064
Accumulated other comprehensive (loss)	(66)	(302)
Notes receivable from employees	—	(82)
Accumulated deficit	(44,035)	(45,073)

Total shareholders’ equity	23,056	19,094

Total liabilities and shareholders’ equity	$44,312	$48,620

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$17,305	$15,464	$34,110	$31,990
Direct marketing expenses	6,790	6,051	12,447	11,279

Contribution margin	10,515	9,413	21,663	20,711
Operating expenses:
Indirect marketing (including share-based compensation of $13, $0, $26, and $0)	256	238	622	503
Customer service (including share-based compensation of $24, $0, $47, and $0)	898	560	1,806	1,137
Technical operations (including share-based compensation of $202, $0, $376, and $0)	2,207	1,548	4,437	2,950
Product development (including share-based compensation of $121, $0, $239, and $0)	968	1,060	1,813	1,890
General and administrative (including share-based compensation of $701, $(115), $1,744, and $(28))	5,644	6,405	11,276	12,484
Amortization of intangible assets other than goodwill	355	301	594	411

Total operating expenses	10,328	10,112	20,548	19,375

Operating income (loss)	187	(699)	1,115	1,336
Interest (income), loss and other expenses, net	(133)	168	(94)	144

Income (loss) before income taxes	320	(867)	1,209	1,192
Provision (benefit) for income taxes	(8)	(8)	171	64

Net income (loss)	$328	$(859)	$1,038	$1,128

Net income (loss) per share – basic	$0.01	$(0.03)	$0.03	$0.04

Net income (loss) per share – diluted	$0.01	$(0.03)	$0.03	$0.04

Weighted average shares outstanding – basic	30,359	25,661	30,313	25,389
Weighted average shares outstanding – diluted	30,875	25,661	31,024	29,080

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,038	$1,128
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,204	2,178
Share-based compensation	2,432	(28)
Loss from sale of marketable securities	4	105
Deferred tax liability	66	278
Loss from investment in non-controlled affiliate	21	—
Imputed interest on notes payable	73	—
Impairment of employee loan	82	—
Changes in operating assets and liabilities:
Accounts receivable	219	(301)
Restricted cash	(867)	(63)
Prepaid expenses and other assets	363	(1,173)
Accounts payable and accrued liabilities	206	(834)
Deferred revenue	(208)	(8)

Net cash provided by operating activities	5,633	1,282

Cash flows from investing activities:
Sale of marketable securities	—	2,968
Purchases of property and equipment	(557)	(1,208)
Purchases of businesses and intangible assets	(2,300)	—
Acquisition of MingleMatch, Inc. net of cash acquired	—	(1,778)

Net cash used in investing activities	(2,857)	(18)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	432	2,736
Principal payments of capital lease obligations	(13)	(173)
Payment on notes payable for acquisition	(9,000)	—

Net cash (used in), provided by financing activities	(8,581)	2,563

Net (decrease) increase in cash	(5,805)	3,827
Cash and cash equivalents at beginning of period	17,096	4,265

Cash and cash equivalents at end of period	$11,291	$8,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$19
Cash paid for income taxes	$40	$(4)
Assets acquired through a capital lease	$135	$—
Acquisitions:
Short-term notes payable issued	$300	$10,000
Fair value of ordinary shares issued	$—	$1,079
Accrued transaction costs	$—	$165

See accompanying notes.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Spark Networks plc (the “Company”) is a public limited company incorporated under the laws of England and Wales. The Company has American Depositary Receipts, which are traded on the American Stock Exchange, and Global Depositary Receipts, which are traded on the Frankfurt Stock Exchange. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s websites and search and contact other individuals who have posted profiles.

Membership on the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a subscription fee for one, three, five, six and twelve month periods to allow members to initiate communication with other members and subscribers utilizing the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms, message boards and eCards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires a company to recognize compensation expense based on the fair value at the date of grant for share options and other share-based compensation, eliminating the use of the intrinsic value method. The Company adopted SFAS 123(R) on July 1, 2005, and as a result, its income before income taxes for the three and six months ended June 30, 2006 is $1.1 and $2.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted income per share for the three and six months ended June 30, 2006 are $0.03 and $0.08 lower, respectively, than if the Company had continued to account for share based compensation under APB Opinion 25.

At June 30, 2006, the Company had two share-based employee compensation plans, which are described more fully in Note 6. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Only share-based employee compensation related to variable accounting (as discussed in Note 6, Shareholders’ Equity) was recognized in the Company’s Statements of Operations for the three and six month periods ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying ordinary share on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to its adoption of SFAS 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Had the Company recognized a tax benefit from deductions resulting from the exercise of share options, it would have classified the benefit as a financing cash inflow on the cash flow statement.

In accordance with Statement 123(R), the fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model for those options granted prior to July 1, 2005, the following assumptions were used to determine fair value:

Three and Six Months Ended June 30, 2005
Expected life in years	4
Dividend per share	—
Volatility	76.2%
Risk-free interest rate	3.5%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under its share option plans to the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) as reported	$(859)	$1,128
Add: SFAS 123 (R) share based employee compensation expense included in reported net income, net of related tax effects	—	—
Add: share based employee compensation expense recorded in the accompanying consolidated statements of operations Pre-SFAS 123 (R)	(171)	48
Deduct: Total share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,581)	(3,428)

Pro forma net income	$(2,611)	$(2,252)

Income (Loss) Per Share
As reported - basic	$(0.03)	$0.04
As reported - diluted	$(0.03)	$0.04
Pro forma - basic	$(0.10)	$(0.09)
Pro forma - diluted	$(0.10)	$(0.09)

Note that the above pro forma disclosure is provided for the three and six months ending June 30, 2005 because employee share options were not accounted for using the fair-value method during the first half of 2005.

The Company accounts for shares issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$328	$(859)	$1,038	$1,128
Changes in unrealized gains/losses in available for sale securities	(2)	145	8	115
Foreign currency translation adjustment	322	(300)	228	(372)

Total comprehensive income	$648	$(1,014)	$1,274	$871

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

As of June 30, 2006, the Company has accumulated net operating loss (NOL) carry-forwards of more than $50.0 million. These NOL’s can be used to offset taxable income in future years for the Spark entity. However, the NOL’s cannot be used to offset alternative minimum tax (AMT) or taxable income of the Company’s foreign or domestic subsidiaries, as a result, for the six months ended June 30, 2006, the Company has recorded a tax provision of $171,000.

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

3.	Acquisitions of Businesses and Intangibles

LDSSingles Asset Acquisition

On May 5, 2006 the Company completed the purchase of certain assets of ZServe Corporation and Persand LLC, companies which operated a religious online singles community serving the LDS community (“LDSSingles”), for total consideration of $2.3 million, of which $2.0 million was paid up front in cash, and $0.3 million will be paid in cash on the one year anniversary of the acquisition. The acquisition of LDSSingles allows the Company to strengthen its market share related to the religious online singles niche. The Company is currently completing the asset valuation of certain intangibles acquired and will finalize the purchase price allocation upon completion of the valuation.

MingleMatch, Inc.

On May 19, 2005 the Company completed the purchase of MingleMatch, Inc., a company that operates religious, ethnic, special interest and geographically targeted online singles communities. The acquisition of MingleMatch fits with the Company’s strategy of creating affinity-focused online personals communities. The results of MingleMatch’s operations have been included in the consolidated financial statements since that date. The purchase price for the acquisition was $12 million in cash, which was paid over 12 months (as discussed further in Note 5, Notes Payable), as well as 150,000 shares of the Company’s ordinary shares which, on the date of the acquisition carried a value of approximately $1.1 million and capitalized acquisition costs of approximately $100,000.

4.	Obligations under Capital Leases

In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009, providing for minimum lease payments for the year ending December 31, 2006 of approximately $55,000 ($24,000 as of June 30, 2006).

The Company’s total payments under capital lease agreements were approximately $9,000 and $76,000 for the three months and $24,000 and $173,000 for the six months ended June 30, 2006 and 2005, respectively.

5.	Notes Payable

In May 2005, the Company issued five short term promissory notes in connection with the MingleMatch acquisition, in the cumulative face value amount of ten million dollars with a computed principal of $9.7 million after imputed interest and discount of $253,000, computed at a 3.08% interest rate. The discount was amortized over the term of the notes and recognized as interest expense. The notes bore no actual interest as they were paid on the due date of each note. The notes were paid as follows:

Paid on October 31, 2005	$1,000,000
Paid on January 10, 2006	$2,000,000
Paid on March 31, 2006	$3,000,000
Paid on May 31, 2006	$2,650,000
Paid on May 31, 2006	$1,350,000

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

Warrants

In August 2003, the Company agreed to issue warrants to consultants to subscribe for up to 1,000,000 of the Company’s ordinary shares at an exercise price of $2.50 per share. Of these warrants, 500,000 vested immediately and were exercisable and non-forfeitable; however, a warrant certificate was never issued yet the warrants were treated as issued and outstanding in our financial statements. The Company recorded expense of approximately $1.1 million in 2003, related to the 500,000 vested warrants. In December 2004, the Company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, the Company issued a warrant certificate for 750,000 shares. Prior to the vesting of the 250,000 warrants in December 2004, the Company treated the 500,000 unvested warrants as variable and, accordingly, recorded expenses in 2004 and 2003 of approximately $914,000 and $505,000, respectively. Because the warrants fully vested in December 2004, a final valuation and related expense was recorded in 2004 in the amount of $955,000. Since the Company was accounting for the warrants using variable accounting, the accounting modification resulting from the acceleration of the 250,000 warrants was insignificant, and the cancellation of the remaining 250,000 warrants resulted in reversing previously recognized expense in the amount of $710,000. As a result of the December 2004 vesting, the Company is no longer required to recognize an increase or decrease in compensation expense based on the then fair value of such warrants. During 2005, 320,000 warrants were exercised. As of June 30, 2006, 430,000 warrants, which expire in 2007, are vested and outstanding.

Employee Share Option Plans

The Company has two share Option Plans, the MatchNet plc 2000 Executive Share Option Plan (the “2000 Plan”) and Spark Networks plc 2004 Share Option Plan (the “2004 Plan” and, collectively, with the 2000 Plan, the “Plans”), that provide for the granting of share options by the board of directors of the Company to employees, consultants, and directors of the Company. In addition, options granted to employees or service providers of our Israeli subsidiary who are residents of Israel are also subject to the Sub-Plan for Israeli Employees and Service providers, which Sub-Plan incorporates the terms of the 2004 Plan by reference.

The exercise price of options granted under the Plans is based on the estimated fair market value of the ordinary shares on the date of grant. Options granted under the Plans vest and terminate over various periods as defined by each option grant and in accordance with the terms of the Plans. In September 2004, the board of directors resolved to cease granting options under the 2000 Plan. However, pursuant to the provisions of the 2000 Plan, all outstanding options previously granted under the 2000 Plan continue in full force and effect. The Company intends to use the 2004 Plan to grant options to employees, consultants and directors in the future. The 2004 Plan terminates in September 2014, and restricts shares to be issued to a maximum of 17.0 million with approximately 14.4 million shares available for future grant as of June 30, 2006. Upon option exercise, the Company issues new shares.

As of June 30, 2006, total unrecognized compensation cost related to non-vested stock options was $9.4 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2005	4,703	$5.57
Granted	226	7.34
Exercised	(55)	2.04
Cancelled	(152)	7.18

Outstanding at March 31, 2006	4,722	$5.76
Granted	427	6.27
Exercised	(128)	2.50
Cancelled	(638)	6.53

Outstanding at June 30, 2006	4,383	$5.88

Most options are priced in foreign currency, weighted average price per share calculations are impacted by foreign exchange fluctuations.

Shares Subject to Rescission

Under the 2000 Plan, the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under the 2000 Plan may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, the Company may have potential liability to those employees, directors and consultants to whom it issued securities upon the exercise of these options. In order to address that issue, the Company may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.

As of June 30, 2006, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Plan were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $5.8 million, excluding statutory interest, and $6.3 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of the option.

The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $6.3 million as shares subject to rescission in the accompanying June 30, 2006 consolidated balance sheet.

In addition to shares which have resulted from share option exercises, it is possible that option grants under the 2000 Plan, which have not yet been exercised, may not have been exempt from qualification under California state securities laws. As a result, the Company may have potential liability to those employees, directors and consultants to whom it granted options under the 2000 Plan but who have not yet exercised those options. In order to address that issue, the Company may elect to make a rescission offer to the holders of outstanding options under the 2000 Plan to give them the opportunity to rescind the grant of their options.

Prior to the implementation of SFAS 123(R) in July 2005, the Company accounted for share options under APB 25. Since all of the options under the 2000 Plan were granted at fair market value at the time of grant, no expense is recorded in the Company’s financial statements related to options that were vested prior to June 30, 2005. Under SFAS 123(R), the third quarter results of 2005 included expense related to options that were granted prior to June 30, 2005 but had not vested at that date. Accordingly, no provision is made in the Company’s financial statements for options that were vested as of June 30, 2005, that were granted under the 2000 Plan which are not yet exercised, but may be subject to a rescission offer, if and when made. Should any optionees accept the rescission offer and put their options back to the Company, the Company will reflect such activity in its financial statements at that time.

As of June 30, 2006, assuming every eligible holder of unexercised options were to accept a rescission offer, the Company estimates the total cost to it to complete the rescission for the unexercised options would be approximately $1.7 million, including statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.

7.	Segment Information

The Company operates several online personals communities that it has aggregated into three reportable segments, (1) JDate, which consists of the Company’s JDate.com website and its co-branded websites, (2) AmericanSingles, which consists of the Company’s AmericanSingles.com website and its co-branded websites, and (3) Other Businesses, which consists of all of the Company’s other websites and businesses, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has aggregated several of its smaller websites into the Other Businesses segment. Information for its segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenues
JDate	$6,988	$6,235	$13,984	$12,703
AmericanSingles	6,006	7,256	12,349	15,353
Other Businesses	4,311	1,973	7,777	3,934

Total	$17,305	$15,464	$34,110	$31,990

Direct Marketing
JDate	$824	$705	$1,620	$1,208
AmericanSingles	2,934	4,312	6,294	7,570
Other Businesses	3,032	1,034	4,533	2,501

Total	$6,790	$6,051	$12,447	$11,279

Contribution
JDate	$6,164	$5,530	$12,364	$11,495
AmericanSingles	3,072	2,944	6,055	7,783
Other Businesses	1,279	939	3,244	1,433

Total	$10,515	$9,413	$21,663	$20,711

Unallocated operating expenses	10,328	10,112	20,548	19,375
Operating income	$187	$(699)	$1,115	$1,336

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

In January 2006, the Company was contacted by HM Revenue & Customs (“HMRC”), the tax authority in the United Kingdom, requesting payment in the amount of approximately one million dollars for wage related withholdings of a former employee. That employee was residing in both the United States and the United Kingdom at the time his employment was terminated with the Company. At that time, with the advice of outside tax experts, the Company forwarded the withholdings to the Internal Revenue Service in the United States. The situation was explained to HMRC which agreed that the money would need to be remitted to it but would not expect payment immediately. HMRC asked for a good faith deposit in the amount of $200,000 while the matter was being investigated which the Company remitted in the first quarter of 2006. If the Company is not successful in obtaining the funds forwarded to the IRS, it may be required to remit the entire amount to HMRC.

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

A mediation occurred in Adelman in 2004 that did not result in a settlement. A post-mediation status conference was held on July 16, 2004. At that Status Conference, the court suggested that the parties agree to a bifurcation of the liability issue. The purpose of the bifurcation is to allow the Court to determine whether as a matter of law the California Dating Services Act (“CDS Act”) applies to the Company. In this way, if the Court determines that the CDS Act is inapplicable, all further expenses associated with discovery and class certification can be avoided. The Court has permitted limited discovery including document requests and interrogatories, the parties will each be permitted to take one deposition without further leave of the Court, the parties will be allowed to designate expert witnesses, and the Court will conduct a trial on the issue of the applicability of the CDS Act to the Company’s business.

Although some written discovery relating to the bifurcated trial has been completed, depositions have not yet been completed. A second mediation occurred in Adelman in February 2006, but did not result in a settlement. The bifurcated trial on the issue of the applicability of the CDS Act to the Company’s business in the Adelman action is now set for September 12, 2006.

On August 8, 2006, the Court held a hearing, and granted the Company’s ex parte application to bifurcate the trial of the issue of actual injury or damages. As a result, the trial of the bifurcated issue of actual injury or damages is set for August 17, 2006. If the Court determines at the bifurcated trial on the issue of actual injury and damages that Adelman did not suffer any actual injury or damages, Adelman’s claims will be dismissed.

The Company intends to defend vigorously against this lawsuit. However, no assurance can be given that the matter will be resolved in the Company’s favor and, depending on the outcome of the lawsuit, the Company may choose to alter business practices.

The Company filed an action in the Los Angeles County Superior Court (“JetPay”) against JetPay Merchant Services, LLC, Los Angeles Superior Court Civil Action No. BC346182. In the Complaint in JetPay, the Company asserted causes of action against JetPay for breach of oral contract, intentional misrepresentation, fraudulent inducement, intentional interference with economic advantage, breach of fiduciary duty, negligence, unfair business practices, and declaratory relief. The Company sought compensatory damages against JetPay in the sum of $2,277,095.38 together with punitive damages to the extent permitted by applicable California law as provided in the complaint in the JetPay Action. After the Company filed the complaint against JetPay, it was discovered that JetPay had retained, converted, and/or not distributed to the Company funds belonging to the Company in the aggregate amount of approximately $331,000 not reflected in the complaint filed by the Company against JetPay. The Company amended the complaint to seek recovery of all such funds. JetPay provided a written memorandum in which JetPay claimed that it suffered actual damages of $439,012.70 as of January 10, 2006 and was entitled to recover liquidated damages in the amount of $682,514.54.

On June 9, 2006, the parties entered into a binding settlement agreement and general release of all claims between them, pursuant to which the parties agreed to dismiss with prejudice the court actions and to file a stipulation to such effect. According to the terms of the settlement agreement, JetPay paid the Company $500,000 on June 20, 2006 and the Company assigned to JetPay all of its reserves remaining with Merrick Bank Corporation, which had acted as the acquiring bank in connection with JetPay’s processing activities for the Company, and were approximately $550,000 as of the assignment.

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

In 2004, the Company entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of the Company’s online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of the Company’s Chief Executive Officer, David E. Siminoff. The Company paid $190,000 to Efficient Frontier in the second quarter of 2006.

10.	Subsequent Events

On July 5, 2006, the board of directors appointed Michael A. Kumin as a member of the board of directors. Mr. Kumin is employed as a Partner with Great Hill Partners, a Boston-based private equity firm (together with its affiliates, the “Great Hill Group”). The Great Hill Group, as of June 30, 2006, collectively owned 9,085,000 shares of the Company, or approximately 29.9% of the Company’s outstanding shares, and had voting control of an aggregate of approximately 48.7% of the Company’s securities to elect a director of the Company under the share purchase agreements pursuant to which it purchased its shares.

On July 12, 2006, David E. Siminoff, the Company’s Chief Executive Officer, exercised options to acquire 312,500 of the Company’s ordinary shares at an exercise price of $3.96/share.

On July 31, 2006, Joe Y. Shapira resigned as chairman and director of the Company.

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

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to, our potential liability for issuing securities to certain employees, directors and consultants that may not have been exempt from registration; pending lawsuits against us; and other factors described in the “Risk Factors” section and elsewhere in this report in the “Risk Factors” section of our 2005 Annual Report and Quarterly Reports, regarding among others:

•	our significant operating losses and uncertainties relating to our ability to generate positive cash flow and operating profits in the future;

•	difficulty in evaluating our future prospects based on our limited operating history and relatively new business model;

•	our ability to attract members, convert members into paying subscribers and retain our paying subscribers, in addition to maintain paying subscribers;

•	the highly competitive nature of our business;

•	our ability to keep pace with rapid technological change;

•	the strength of our existing brands and our ability to maintain and enhance those brands;

•	our ability to effectively manage our growth;

•	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;

•	uncertainties relating to potential acquisitions of companies;

•	the volatility of the price of our ADSs after this offering;

•	the strain on our resources and management team of being a public company in the United States; and

•	the ability of our principal shareholders to exercise significant influence over our company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenues
JDate	$6,988	$6,235	$13,984	$12,703
AmericanSingles	6,006	7,256	12,349	15,353
Other Businesses	4,311	1,973	7,777	3,934

Total	$17,305	$15,464	$34,110	$31,990

Direct Marketing
JDate	$824	$705	$1,620	$1,208
AmericanSingles	2,934	4,312	6,294	7,570
Other Businesses	3,032	1,034	4,533	2,501

Total	$6,790	$6,051	$12,447	$11,279

Contribution
JDate	$6,164	$5,530	$12,364	$11,495
AmericanSingles	3,072	2,944	6,055	7,783
Other Businesses	1,279	939	3,244	1,433

Total	$10,515	$9,413	$21,663	$20,711

Unallocated operating expenses	10,328	10,112	20,548	19,375
Operating income	$187	$(699)	$1,115	$1,336

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

Effective with this quarter’s earnings release, we have changed the method we use to calculate the total number of subscribers at a given point in time. The change is being made to more accurately reflect the timing of termination of subscriptions for subscribers who do not maintain their subscription privileges for the duration of their original subscription terms.

For comparison purposes, we have revised our key operating metrics for each quarter going back through 2005 using the improved subscription count methodology. These historical comparative operating metrics are shown in the table below.

	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Full Year 2005	Mar 31, 2006	Jun 30, 2006
Average Paying Subscribers
JDate	69,680	67,147	68,403	71,967	69,299	75,316	75,089
AmericanSingles	120,184	106,925	95,877	88,669	102,914	90,323	89,980
Other	30,408	34,060	49,213	56,640	42,580	65,002	74,296

Total	220,272	208,132	213,493	217,276	214,793	230,641	239,365
Average Monthly Net Revenue per Paying Subscriber
JDate	$30.94	$30.95	$31.47	$31.50	$31.22	$30.96	$31.02
AmericanSingles	$22.46	$22.62	$24.93	$25.15	$23.66	$23.41	$22.25
Other	$18.46	$18.73	$17.89	$18.21	$18.27	$17.78	$16.73
Total	$24.59	$23.12	$25.40	$25.45	$25.03	$24.29	$24.10
Direct Subscriber Acquisition Cost
JDate	$9.01	$13.82	$15.84	$12.25	$12.70	$13.20	$14.93
AmericanSingles	$25.61	$41.30	$39.35	$36.66	$35.16	$35.19	$39.46
Other	$46.98	$30.44	$28.08	$29.72	$32.05	$24.68	$44.88
Total	$23.84	$31.93	$30.23	$27.77	$28.36	$26.11	$34.45
Monthly Subscriber Churn
JDate	26.7%	26.9%	26.4%	27.0%	26.8%	25.9%	24.7%
AmericanSingles	36.7%	38.7%	37.7%	38.1%	37.8%	33.5%	30.7%
Other	29.1%	19.8%	30.2%	27.5%	27.0%	27.7%	24.0%
Total	32.5%	31.8%	32.4%	31.7%	32.1%	29.4%	26.7%

Unaudited selected statistical information regarding our key operating metrics is shown in the table below. The references to “Other Businesses” in this table indicate metrics data for the websites in our Other Businesses segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average Paying Subscribers
JDate	75,089	67,147	75,202	68,413
AmericanSingles	89,980	106,925	90,151	113,554
Other Businesses	74,296	34,060	69,649	32,233

Total	239,365	208,132	235,002	214,200
Average Monthly Net Revenue per Paying Subscriber:
JDate	$31.02	$30.95	$30.99	$30.95
AmericanSingles	$22.25	$22.62	$22.83	$22.53
Other Businesses	$16.73	$18.73	$17.26	$18.61
All Segments	$24.10	$23.12	$24.19	$24.63
Direct Subscriber Acquisition Cost:
JDate	$14.93	$13.82	$14.06	$11.30
AmericanSingles	$39.46	$41.30	$37.32	$32.68
Other Businesses	$44.88	$30.44	$34.78	$37.52
All Segments	$34.45	$31.93	$30.28	$27.70
Monthly Subscriber Churn:
JDate	24.7%	26.9%	25.3%	26.2%
AmericanSingles	30.7%	38.7%	32.1%	36.8%
Other Businesses	24.0%	19.8%	25.8%	23.6%
All Segments	26.7%	31.8%	28.1%	31.2%

Results of Operations

The following table presents our historical operating results as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Direct marketing	39.2	39.1	36.5	35.3

Contribution margin	60.8	60.9	63.5	64.7

Operating expenses:
Indirect marketing	1.5	1.5	1.8	1.6
Customer service	5.2	3.6	5.3	3.6
Technical operations	12.8	10.0	13.0	9.2
Product development	5.6	6.9	5.3	5.9
General and administrative	32.5	41.5	33.1	39.0
Amortization of intangible assets other than goodwill	2.1	1.9	1.7	1.3

Total operating expenses	59.7	65.4	60.2	60.6

Operating income	1.1	(4.5)	3.3	4.1
Interest and other expense, (income), net	(0.8)	1.1	(0.2)	0.5

Loss income before income taxes	1.9	(5.6)	3.5	3.6
Provision for income taxes	—	(0.1)	0.5	0.2

Net income	1.9%	(5.5)%	3.0%	3.4%

Business Metrics

Average paying subscribers for the JDate segment increased 11.8% and 9.9% to 75,089 and 75,202 for the three and six months ended June 30, 2006 compared to 67,147 and 68,413 in the same periods last year. Average paying subscribers for the AmericanSingles segment decreased 15.8% and 20.6% to 89,980 and 90,151 for the three and six months ended June 30, 2006 compared to 106,925 and 113,554 in the same periods last year. Average paying subscribers for websites in our Other Businesses segment increased 118.1% and 116.1% to 74,296 and 69,649 for the three and six months ended June 30, 2006 compared to 34,060 and 32,233 in the same periods last year. The increase in average paying subscribers for JDate is due to increased marketing campaigns, including offline marketing, in 2006 to acquire new JDate members. The decrease in revenues for AmericanSingles is largely attributable to a 17% decrease in the AmericanSingles marketing spend in the first half of 2006 compared to the first half of 2005. The increase in average paying subscribers for our other websites is due primarily to the acquisition of MingleMatch in May of 2005, substantial post-acquisition growth of the websites acquired, and the rebranding and launch of the Company’s Relationships.com and BlackSingles.com websites.

For the three and six months ended June 30, 2006, average monthly net revenue per paying subscriber for the JDate segment increased less than one percent to $31.02 and $30.99, respectively, compared to $30.95 for the three and six month periods ended June 30, 2005. For the three and six month periods ended June 30, 2006, average monthly net revenue per paying subscriber for the AmericanSingles segment decreased slightly to $22.25 and increased slightly to $22.83, respectively, from $22.62 and $22.53 for the three and six month periods ended June 30, 2005. For the three and six months ended June 30, 2006, average monthly net revenue per paying subscriber for websites in our Other Businesses segment decreased 10.7% and 7.3% to $16.73 and $17.26, respectively, compared to $18.73 and $18.61 for the three and six months ended June 30, 2005. The decrease was due to growth in some of our lower price point websites as well as the acquisition of LDSSingles which had a lower price point.

For the three and six months ended June 30, 2006, direct subscriber acquisition cost (SAC) for JDate increased 8.0% and 24.4% to $14.93 and $14.06, respectively, compared to $13.82 and $11.30 for the same periods in 2005. The increase is due to an increase in offline marketing for the JDate website, designed to continue to strengthen the JDate brand. For the three and six months ended June 30, 2006, direct subscriber acquisition costs for AmericanSingles decreased 4.4% and increased 14.2% to $39.46 and $37.32, respectively, compared to $41.30 and $32.68 for the same periods ended June 30, 2005. The decrease in SAC for second quarter of 2006 was as a result of planned reduction in marketing spend for AmericanSingles. The increase in SAC for AmericanSingles for the six months ended June, 30, 2006 is the result of significant cuts in marketing spending in the first quarter of 2005. The carry-over effect in the first quarter of 2005, of increased subscriptions from previous marketing, combined with reduced marketing expense, made for an atypically low SAC in the first quarter of 2005, when compared to the first quarter of 2006. For the three and six months ended June 30, 2006, SAC for the websites in our Other Businesses segment increased 47.4% and decreased 7.3% to $44.88 and $34.78, respectively, compared to $30.44 and $37.52 for the same periods of 2005. The increase for the three months, primarily due to the launch of Relationships.com and BlackSingles.com in the late first and early second quarters of 2006, was completely offset, for the six month period, due to the acquisition of MingleMatch in May 2005.

For the three and six months ended June 30, 2006, monthly subscriber churn for JDate decreased to 24.7% and 25.3%, respectively, from 26.9% and 26.2% for the same periods in 2005. For the three and six months ended June 30, 2006, monthly subscriber churn for AmericanSingles decreased to 30.7% and 32.1%, respectively, from 38.7% and 36.8% for the same periods in 2005. For the three and six months ended June 30, 2005, monthly subscriber churn for the websites in our Other Businesses segment increased to 24.0% and 25.8%, respectively, from 19.8% and 23.6% for the same periods in 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 3% of net revenues for the three months ended June 30, 2006 and 2005, are attributable to certain promotional events and revenue from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues for JDate increased 12.1% to $7.0 million in the second quarter of 2006 compared to $6.2 million in the same period in 2005. The increase in net revenues for JDate is due to an increase in average paying subscribers. Net revenues for AmericanSingles decreased 17.2% to $6.0 million in the quarter ended June 30, 2006, compared to $7.3 million in 2005. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 118.5% to $4.3 million in the second quarter of 2006 compared to $2.0 million in 2005. The increase in net revenues for our Other Businesses is attributed largely to the acquisition of MingleMatch in May of 2005 and substantial growth associated with websites acquired in that transaction.

Direct Marketing Expenses

Direct marketing expenses for JDate increased 16.9% to $824,000 in the second quarter of 2006 compared to $705,000 in 2005. The increase in marketing was due to continued marketing initiatives and brand building expenditures for JDate, including offline marketing. Direct marketing expenses for AmericanSingles decreased 32% to $2.9 million in the second quarter of 2006 compared to $4.3 million in the same period in 2005. The decrease in AmericanSingles marketing was due to reduction of our expenditure rate for AmericanSingles to an acceptable level of SAC. Direct marketing expenses for the websites in our Other Businesses segment increased 193.2% to $3.0 million in the second quarter of 2006, compared to $1.0 million in the same period in 2005. The increase is attributed mainly to the acquisition of MingleMatch in May 2005, and substantial growth in those sites post-acquisition.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses increased 2.1% to $10.3 million in the second quarter of 2006 compared to $10.1 million for the same period in 2005. Stated as a percentage of net revenues, operating expenses decreased to 59.7% in the second quarter of 2006 compared to 65.4% in the same period in 2005. The increase in operating expenses was primarily attributable to share-based compensation expense of approximately $1.1 million as a result of the Company’s adoption of SFAS No. 123(R), in the third quarter of 2005, mostly offset by a decrease in general and administrative expenses. Periods prior to the third quarter of 2005 do not contain any expense for share options in accordance with SFAS 123(R).

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses increased 7.6% to $256,000 in the second quarter of 2006 compared to $238,000 in the second quarter of 2005. Stated as a percentage of net revenues, indirect marketing expenses remained at 1.5% in the second quarter of 2006 compared to the same period in 2005.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses increased 60.4% to $898,000 in the second quarter of 2006 compared to $560,000 in the second quarter of 2005. Stated as a percentage of net revenues, customer service expenses increased to 5.2% in the quarter ended June 30, 2006 compared to 3.6% in the same period in 2005. The increase is primarily due to the acquisition of MingleMatch.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our websites, network, Internet connectivity and other data and communication support. Technical operations expenses increased 42.6% to $2.2 million in the second quarter of 2006 compared to $1.5 million in 2005. Stated as a percentage of net revenues, technical operations expenses increased to 12.8% in the three months ended June 30, 2006 compared to 10.0% in the same period in 2005. The increase is due primarily to the acquisition of MingleMatch.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Product development expenses decreased 8.7% to $968,000 in the second quarter of 2006 compared to $1.1 million in 2005. Stated as a percentage of net revenues, product development expenses decreased to 5.6% in the three months ended June 30, 2006 compared to 6.9% in the same period in 2005.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, occupancy and other overhead costs. General and administrative expenses decreased 11.9% to $5.6 million in the second quarter of 2006 compared to $6.4 million in the same period in 2005. The decrease in general and administrative expenses is due primarily to decreases in executive salaries and credit card processing fees, offset by increases in share-based compensation expense as a result of the adoption of SFAS 123(R). Stated as a percentage of net revenues, general and administrative expenses decreased to 32.5% in the quarter ended June 30, 2006 compared to 41.5% for the same period in 2005.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily SocialNet, PointMatch, and MingleMatch. Amortization expense increased 17.9% to $355,000 in the second quarter of 2006 compared to $301,000 in the second quarter of 2005. The increase is due mainly to amortization of intangible assets related to the acquisition of LDSSingles in May 2006.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities and income on our investments in non-controlled affiliates. Net interest income increased to $133,000 for the quarter ended June 30, 2006 from net interest loss of $168,000 for the same period in 2005

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Revenues

Substantially all our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 2% of net revenues for the six month period ended June 30, 2006 and 2005, are attributable to certain promotional events and revenue from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues for JDate increased 10.1% to $14.0 million in the first six months of 2006 compared to $12.7 million in the same period 2005. The increase in net revenues for JDate is due to an increase in average paying subscribers. Net revenues for AmericanSingles decreased 19.6% to $12.3 million in the first six months ended June 30, 2006, compared to $15.4 million in 2005. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers the same period. Net revenues for our Other Businesses segment increased 97.7% to $7.8 million in the first six months of 2006 compared to $3.9 million in 2005. The increase in net revenues for our Other Businesses is attributed largely to the acquisition of MingleMatch in May 2005, substantial growth associated with websites acquired in that transaction, and the acquisition of LDSSingles in May 2006.

Direct Marketing Expenses

Direct marketing expenses for JDate increased 34.1% to $1.6 million in the first six months of 2006 compared to $1.2 million in 2005. The increase in marketing was due to continued marketing initiatives and brand building expenditures for JDate. Direct marketing expenses for AmericanSingles decreased 16.9% to $6.3 million in the first six months of 2006 compared to $7.6 million in the same period in 2005. The decrease in AmericanSingles marketing was due to a reduction of our expenditure rate for AmericanSingles to an acceptable level of SAC. Direct marketing expenses for the websites in our Other Businesses segment increased 81.3% to $4.5 million in the first six months of 2006, compared to $2.5 million for same period in 2005. The increase was as a result of the launch and promotion of Relationships.com in the first quarter of 2006 and BlackSingles.com in the second quarter of 2006.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses increased 6.1% to $20.5 million in the first six months of 2006 compared to $19.4 million in the same period in 2005. Stated as a percentage of net revenues, operating expenses decreased to 60.2% in the first six months of 2006 compared to 60.6% in the same period in 2005. The increase in operating expenses was primarily attributable to share-based compensation expense of approximately $2.4 million as a result of the Company’s adoption of the Statement of Financial SFAS 123(R) in the third quarter of 2005. Periods prior to the third quarter of 2005 do not contain any expense for share options in accordance with SFAS 123(R).

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses increased 23.7% to $622,000 in the first six months of 2006 compared to $503,000 in the first six months of 2005. Stated as a percentage of net revenues, indirect marketing expenses increased to 1.8% in the first six months of 2006 compared to 1.6% in the same period in 2005. The increase is due mainly to the acquisition of MingleMatch in May 2005, along with the inclusion of share-based compensation expense as a result of the adoption of SFAS 123(R).

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses increased 58.8% to $1.8 million in the first six months of 2006 compared to $1.1 million in the first six months of 2005. Stated as a percentage of net revenues, customer service expenses increased to 5.3% in the six months ended June 30, 2006 compared to 3.6% in the same period in 2005. The increase is primarily due to the acquisition of MingleMatch, and the inclusion of share-based compensation expense as a result of the adoption of SFAS 123(R).

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our websites, network, internet connectivity and other data and communication support. Technical operations expenses increased 50.4% to $4.4 million in the first six months of 2006 compared to $3.0 million in the same period in 2005. Stated as a percentage of net revenues, technical operations expenses increased to 13.0% in the six months ended June 30, 2006 compared to 9.2% in the same period in 2005. The increase is due primarily to the purchase of MingleMatch.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Product development expenses decreased 4.1% to $1.8 million in the first six months of 2006 compared to $1.9 million in 2005. Stated as a percentage of net revenues, product development expenses decreased to 5.3% in the six months ended June 30, 2006 compared to 5.9% in the same period in 2005.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, occupancy and other overhead costs. General and administrative expenses decreased 9.7% to $11.3 million in the first six months of 2006 compared to $12.5 million in the same period in 2005. The decrease in general and administrative expenses is due primarily to decreases in executive salaries and credit card processing fees, offset by increases in share-based compensation expense as a result of the adoption of SFAS 123 (R). Stated as a percentage of net revenues, general and administrative expenses decreased to 33.1% in the first six months ended June 30, 2006 compared to 39.0% for the same period in 2005.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily SocialNet, PointMatch and MingleMatch. Amortization expense increased 44.5% to $594,000 in the first six months of 2006 compared to $411,000 in the first six months of 2005. The increase is due mainly to amortization of intangible assets related to the acquisition of MingleMatch in May 2005 and LDSSingles in May 2006.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities and income on our investments in non-controlled affiliates. Net interest income increased to $94,000 for the six months ended June 30, 2006 from net interest loss of $144,000 for the same period in 2005

Liquidity and Capital Resources

As of June 30, 2006 we have cash, cash equivalents and marketable securities of $11.5 million. We have historically financed our operations with internally generated funds and offerings of equity securities. We have no revolving or term credit facilities.

Net cash provided by operations was $5.6 million for the six months ended June 30, 2006 compared to $1.3 million for the same period in 2005. The increase is primarily due to improved profitability of our business (excluding non-cash share-based compensation), a decrease in prepaid expenses and other assets, and an increase in accounts payable.

Net cash used in investing activities was $2.9 million for the first six months of 2006 compared to $18,000 for the same period in 2005. In 2005, the Company sold $3.0 million of marketable securities.

Net cash used by financing activities was $8.6 million for the first six months of 2006 compared to net cash provided by financing activities of $2.6 million for the first six months of 2005. Cash used by financing activities in 2006 was due mainly to payment of notes payable related to the acquisition of MingleMatch. Cash provided by financing activities in 2005 was due to the exercise of share options.

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

Foreign Currency Risk

Our exposure to foreign currency risk is due primarily to our international operations. Revenues and certain expenses related to our international websites are denominated in the functional currencies of the local countries they serve. Primary currencies include Israeli shekels, Canadian dollars, British pound sterling and Euros. Our foreign subsidiary in Israel conducts business in their local currency. We translate into U.S. dollars the assets and liabilities using period-end rates of exchange and revenues and expenses using average rates of exchange for the year. Any weakening of the U.S. dollar against these foreign currencies will result in increased revenue, expenses and translation gains and losses in our consolidated financial statements. Similarly, any strengthening of the U.S. dollar against these currencies will result in decreased revenues, expenses and translation gains and losses. We do not believe that a hypothetical 10% increase in foreign currency exchange rates would have a material effect on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of June 30, 2006, our management, with the participation of our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b)	Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the financial statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the period ended March 31, 2006 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

Other than with respect to the following risk factors, which have been updated and restated in their entirety below to reflect certain changes on our board of directors and in the roles of our management and the entry into law of the European Union Directive on Takeover Bids , there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

If we are unable to attract, retain and motivate key personnel or hire qualified personnel, or such personnel do not work well together, our growth prospects and profitability will be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. We have recently recruited many of our directors, executive officers and other key management talent, some of which have limited or no experience in the online personals industry. For example, David E. Siminoff, our Chief Executive Officer, joined us in August 2004 and each of our Chief Financial Officer and President and Chief Operating Officer joined us in October 2004. Our General Counsel started work for us in April 2006. In addition, our co-founder and former Executive Chairman of the Board, Joe Y. Shapira, resigned from his executive duties in December 2005 and from our board of directors in July 2006, and the employment of our former Chief Technology Officer ended in April 2006. Because members of our executive management have only worked together as a team for a limited time, there are inherent risks in the management of our company with respect to decision-making, business direction, product development and strategic relationships. In the event that the members of our executive management team are unable to work well together or agree on operating principles, business direction or business transactions or are unable to provide cohesive leadership, our business could be harmed and one or more of those individuals may discontinue their service to our company, and we would be forced to find a suitable replacement. The loss of any of our management or key personnel could seriously harm our business. Furthermore, we have recently experienced significant turnover on our board of directors. We currently have seven members serving on our board of directors. Since October 2004, we have had three directors resign from our board of directors and six directors join our board of directors. Alon Carmel, one of our company’s co-founders and co-chairmen, resigned from his position in February 2005. In July 2006, the board appointed Michael A. Kumin to the board of directors and, as noted above, Mr. Shapira resigned as a director and chairman of the board of directors.

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

The European Union Directive on Takeover Bids and related laws of the United Kingdom and Germany could prevent a takeover that holders of our securities consider favorable and could also reduce the market price of our securities.

On May 20, 2006, the European Union Directive on Takeover Bids (the “Takeover Directive”) became effective. Pursuant to the Takeover Directive, since we have our registered office in the United Kingdom and our GDSs are traded in Germany on the Frankfurt Stock Exchange, we are subject to takeover regulations in both the United Kingdom (the “UK Code”) and Germany (the “German Code”). These regulations could delay, deter or prevent a change in control of our company. In addition, these regulations may discourage transactions that otherwise could provide for the payment of a premium over the prevailing market price of our securities to some holders of our securities. This is due to a Takeover Directive requirement that all holders of securities of the same class must be treated equally. As a result, this also could limit the price that investors are willing to pay in the future for our securities. The mandatory offer requirement of the German Code and the UK Code prevents a bidder from accumulating a large position in the Company without extending an offer for 100% of the target’s shares. Furthermore, where a bidder offers securities that are not admitted for trading on a regulated market in the European Union it must include a cash alternative and a bidder will also be required to offer a cash alternative if it has purchased for cash shares representing at least 5% of the voting rights of our company during a certain period of time. As a result, the Takeover Directive and the related UK Code and German Code could discourage potential takeover attempts and reduce the market price of our securities.

We have entered into a standstill agreement pursuant to which Great Hill and its affiliates are permitted to acquire additional voting securities of our company in the future and may initiate and participate in any tender, takeover or exchange offer, other business combination or other transaction, such as taking our company private, any of which may be to the detriment of our shareholders.

On December 1, 2005, we and Great Hill Equity Partners II, which is one of the affiliates of Great Hill, entered into a Standstill Agreement with a term of five years, unless terminated earlier. Pursuant to the Standstill Agreement, for a period of 14 months from the date of the Standstill Agreement (the “Fourteen Month Period”), Great Hill Equity Partners II agreed that it would not, without the prior written consent by us:

•	acquire or seek to acquire, directly or indirectly, ownership of any of our voting securities (or rights to acquire any of our class of securities or any subsidiary thereof) such that Great Hill Equity Partners II and its affiliates (the “Great Hill Group”) would beneficially own more than 29.9% of our total voting power (the “Total Voting Power”), which is defined as the aggregate number of votes which may be cast by holders of outstanding voting securities on a poll at a general meeting of ours taking into account any voting restrictions imposed by our Articles of Association, or take any action that would require us to make a public announcement regarding the foregoing under applicable law;

•	participate in any of the following with respect to us or our subsidiaries: (i) any tender, takeover or exchange offer or other business combination, (ii) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction, or (iii) any solicitation of proxies or consents to vote any voting securities;

•	form, join or participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing;

•	seek to control our board of directors; and

•	enter into any arrangements with any third party with respect to any of the above.

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

Under the Standstill Agreement, Great Hill is permitted to, subject to the conditions of the Standstill Agreement, increase its holding of voting securities in our company after the expiration of the Fourteen Month Period, and after expiration of the Standstill Agreement, Great Hill may increase its share ownership without restriction. The Standstill Agreement is subject to the UK Code and the German Code as a result of the European Union Directive on Takeover Bids. Great Hill may participate in and initiate any tender, takeover or exchange offer, other business combination or other transaction, such as taking our company private, any of which may be to the detriment of our shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS PLC

/s/ Mark Thompson
by: Mark Thompson Chief Financial Officer Date: August 11, 2006