Form 10-Q
period 2006-09-30
SPARK NETWORKS PLC
filed 2006-11-14
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 30,988,524 outstanding ordinary shares, par value £0.01 per share, as of November 10, 2006.

SPARK NETWORKS PLC

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,423	$17,096
Marketable securities	196	196
Restricted cash	2,004	1,126
Accounts receivable, net of allowance of $0 and $13 for Sept. 30, 2006 and December 31, 2005	1,111	932
Prepaid expenses and other	1,125	1,452

Total current assets	19,859	20,802
Property and equipment, net	2,969	4,453
Goodwill, net	19,139	17,344
Intangible assets, net	4,808	4,627
Investment in noncontrolled affiliate	1,074	1,099
Deposits and other assets	245	295

Total assets	$48,094	$48,620

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,251	$2,267
Accrued liabilities	4,428	3,632
Deferred revenue	4,520	4,991
Notes payable – current portion	1,415	9,930
Current portion of obligations under capital leases	43	—

Total current liabilities	11,657	20,820
Deferred tax liabilities	1,827	1,717
Notes payable – long term	—	900
Obligations under capital leases	69	—

Total liabilities	13,553	23,437
Shares subject to rescission (Note 6)	7,491	6,089
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Authorized capital £800,000 divided into 80,000,000 ordinary shares of 1p each; issued and outstanding 30,828,196 shares as of September 30, 2006 and 30,241,496 shares as of December 31, 2005, at a stated value of:	500	487
Additional paid-in-capital	67,601	64,064
Accumulated other comprehensive (loss)	160	(302)
Notes receivable from employees	—	(82)
Accumulated deficit	(41,211)	(45,073)

Total shareholders’ equity	27,050	19,094

Total liabilities and shareholders’ equity	$48,094	$48,620

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$17,506	$16,935	$51,616	$48,925
Direct marketing expenses	5,903	7,073	18,350	18,352

Contribution margin	11,603	9,862	33,266	30,573
Operating expenses:
Indirect marketing (including share-based compensation of $7,$10, $33, and $10)	311	287	933	900
Customer service (including share-based compensation of $7, $22, $54, and $22)	910	726	2,716	1,923
Technical operations (including share-based compensation of $129, $168, $505, and $168)	1,701	2,168	6,138	5,433
Product development (including share-based compensation of $68, $124, $307, and $124)	713	1,111	2,526	3,199
General and administrative (including share-based compensation of $388, $1,028, $2,117, and $1,000)	4,900	7,099	16,176	18,900
Amortization of intangible assets other than goodwill	290	437	884	848

Total operating expenses	8,825	11,828	29,373	31,203

Operating income (loss)	2,778	(1,966)	3,893	(630)
Interest (income), loss and other expenses, net	(80)	141	(174)	285

Income (loss) before income taxes	2,858	(2,107)	4,067	(915)
Provision for income taxes	34	56	205	120

Net income (loss)	$2,824	$(2,163)	$3,862	$(1,035)

Net income (loss) per share – basic	$0.09	$(0.08)	$0.13	$(0.04)

Net income (loss) per share – diluted	$0.09	$(0.08)	$0.12	$(0.04)

Weighted average shares outstanding – basic	30,741	26,080	30,457	25,621
Weighted average shares outstanding – diluted	31,271	26,080	31,299	25,621

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,862	$(1,035)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,137	3,558
Share-based compensation	2,999	1,325
Loss from sale of marketable securities	—	106
Shares issued for legal settlement	—	97
Deferred tax liability	129	240
Loss from investment in non-controlled affiliate	25	—
Imputed interest on notes payable	73	—
Impairment of employee loan	82	—
Changes in operating assets and liabilities:
Accounts receivable	63	(370)
Restricted cash	(877)	(71)
Prepaid expenses and other assets	285	116
Accounts payable and accrued liabilities	(1,010)	(2,451)
Deferred revenue	(471)	166

Net cash provided by operating activities	8,297	1,681

Cash flows from investing activities:
Purchase of marketable securities	—	2,967
Purchases of property and equipment	(569)	(1,318)
Purchases of businesses and intangible assets	(2,300)	—
Acquisition of MingleMatch, Inc. net of cash acquired	—	(1,778)

Net cash used in investing activities	(2,869)	(129)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	1,905	2,827
Principal payments of capital lease obligations	(23)	(173)
Excess tax benefits from share-based compensation	17	—
Payment on notes payable for acquisition	(9,000)	—

Net cash (used in), provided by financing activities	(7,101)	2,654

Net (decrease) increase in cash	(1,673)	4,206
Cash and cash equivalents at beginning of period	17,096	4,265

Cash and cash equivalents at end of period	$15,423	$8,471

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$2
Cash paid for income taxes	$57	$—
Assets acquired through a capital lease	$135	$—
MingleMatch Inc. acquisition:
Short-term notes payable issued	$—	$10,000
Fair value of ordinary shares issued	$—	$1,079
Transaction costs	$—	$165
Shares issued for legal settlement expensed in prior year	$—	$1,793

See accompanying notes.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Spark Networks plc (the “Company”) is a public limited company incorporated under the laws of England and Wales. The Company’s ordinary shares are traded in the form of American Depositary Shares, which are traded on the American Stock Exchange, and Global Depositary Shares, which are traded on the Frankfurt Stock Exchange. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s websites and search and contact other individuals who have posted profiles.

Membership on the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a subscription fee for one, three, five, six and twelve month subscriptions to members allowing them to initiate communication with other members and subscribers utilizing the Company’s onsite communication tools, including anonymous email, instant messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) requires a company to recognize compensation expense based on the fair value at the date of grant for share options and other share-based compensation, eliminating the use of the intrinsic value method. The Company adopted Statement 123(R) on July 1, 2005, and as a result, its income before income taxes for the three and nine months ended September 30, 2006 is $599,000 and $3.0 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted income per share for the three and nine months ended September 30, 2006 was $0.02 and $0.10 lower, respectively, than if the Company had continued to account for share based compensation under APB Opinion No. 25.

At September 30, 2006, the Company had two share-based employee compensation plans, which are described more fully in Note 6. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Only share-based employee compensation related to variable accounting (as discussed in Note 6, Shareholders’ Equity) was recognized in the Company’s Statements of Operations for the six month periods ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying ordinary share on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Fair value as determined for options granted prior to July 1, 2005 was not changed. Fair value was however adjusted to include forfeitures as prescribed by SFAS 123 (R).

Prior to the third quarter of 2006, the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three and nine months ended September 30, 2006, the Company recognized a tax benefit from deductions resulting from the exercise of share options of $17,000, the benefit was classified as a financing cash inflow on the cash flow statement.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under its share option plans to nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

Nine Months Ended September 30, 2005
Net loss as reported	$(1,035)
Add: Statement 123(R) share based employee compensation expense included in reported net income, net of related tax effects	1,324
Add: share based employee compensation expense recorded in the accompanying consolidated statements of operations Pre-Statement 123(R)	48
Deduct: Total share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,752)

Pro forma net income	$(4,415)

Income Per Share
As reported - basic	$(0.04)
As reported - diluted	$(0.04)
Pro forma - basic	$(0.17)
Pro forma - diluted	$(0.17)

Note that the above pro forma disclosure is provided for the nine months ending September 30, 2005 because employee share options were not accounted for using the fair-value method during the first half of 2005.

The Company accounts for shares issued to non-employees in accordance with the provisions of Statement 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

In accordance with Statement 123(R), we used historical and empirical data to assess different forfeiture rates for three different groups of employees. In the third quarter of 2006, we reassessed forfeiture rates based on the historical forfeiture activity including the last four quarters and management’s expectations of forfeitures over the term of the options. We calibrated actual forfeiture behavior to what has already been recorded by recognizing a cumulative effect of change in estimate and reducing current period expense as a result of an increase in forfeitures. The impact of the cumulative effect of change in estimate was approximately $381,000.

Prospective compensation expense for all options issued after June 30, 2006 was calculated using a bi-nomial or lattice model with a volatility rate of 45%, a risk free rate of 4.5% and a term of 4 years. The volatility rate was derived by examining historical share price behavior and assessing management’s expectations of share price behavior during the term of the options.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) consists of its reported net income (loss), the net unrealized gains or losses on marketable securities, and foreign currency translation adjustments. Comprehensive income (loss) for each of the periods presented is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$2,824	$(2,163)	$3,862	$(1,035)
Changes in unrealized gains/(losses) in available for sale securities	4	(1)	12	114
Foreign currency translation adjustment	223	(28)	450	(400)

Total comprehensive income (loss)	$3,051	$(2,192)	$4,324	$(1,321)

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

Prior Period Information

Amounts reported in prior periods have been reclassified to conform with current period presentation.

2.	Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by Statement 123(R). Due to the loss incurred for the three and nine months ended September 30, 2005, the effect of 3.5 million shares of stock options outstanding was excluded from the calculation of dilutive loss per share, as their impact would be antidilutive.

3.	Acquisitions of Businesses and Intangibles

LDSSingles Asset Acquisition

On May 5, 2006 the Company completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online singles community, for total consideration of $2.3 million, of which $2.0 million was paid up front in cash and $300,000 will be paid in cash on the one year anniversary of the acquisition. The Company believes that its acquisition of LDSSingles will allow the Company to strengthen its market share related to the religious online singles niche. The Company is currently completing the asset valuation of certain intangibles acquired and will finalize the purchase price allocation upon completion of the valuation.

MingleMatch, Inc.

On May 19, 2005 the Company completed the purchase of MingleMatch Inc., a company that operates religious, ethnic, special interest and geographically targeted online singles communities. The acquisition of MingleMatch fits with the Company’s strategy of creating affinity-focused online personals communities. The results of MingleMatch’s operations have been included in the consolidated financial statements since that date. The purchase price for the acquisition was $12 million in cash, which was paid over 12 months (as discussed further in Note 5, Notes Payable), as well as 150,000 shares of the Company’s ordinary shares, which on the date of the acquisition carried a value of approximately $1.1 million and capitalized acquisition costs of approximately $100,000.

4.	Obligations under Capital Leases

In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009, providing for minimum lease payments for the year ending December 31, 2006 of approximately $55,000 ($38,000 as of September 30, 2006).

The Company’s total payments under capital lease agreements were approximately $14,000 and $0 for the three months and $38,000 and $173,000 for the nine months ended September 30, 2006 and 2005, respectively.

5.	Notes Payable

In May 2005, the Company issued five short term promissory notes in connection with the MingleMatch acquisition, in the cumulative face value amount of $10.0 million with a computed principal of $9.7 million after imputed interest and discount of $253,000, computed at a 3.08% interest rate. The discount was amortized over the term of the notes and recognized as interest expense. The notes bore no actual interest as they were paid on the due date of each note. The notes were paid as follows:

Paid on October 31, 2005	$1,000,000
Paid on January 10, 2006	$2,000,000
Paid on March 31, 2006	$3,000,000
Paid on May 31, 2006	$2,650,000
Paid on May 31, 2006	$1,350,000

$10,000,000

In September 2004, the Company issued a promissory note in the amount of $1.7 million as a final settlement for a lawsuit. The note bears interest at the rate of 2.75% per year and the principal is payable in installments on (i) September 15, 2005 in the amount of $400,000; (ii) September 15, 2006 in the amount of $400,000; and (iii) September 15, 2007 in the amount of $900,000. On September 15, 2006, the Company paid $435,750 for the principal and interest due on that date.

6.	Shareholders’ Equity

Warrants

In December 2004, the Company issued a warrant certificate for 750,000 shares at an exercise price of $2.50 per share. During 2005, 320,000 warrants were exercised. As of September 30, 2006, 430,000 warrants, which expire in 2007, are vested and outstanding.

Employee Share Option Plans

The Company has two share option plans, the MatchNet plc 2000 Executive Share Option Plan (the 2000 Plan) and Spark Networks plc 2004 Share Option Plan (the 2004 Plan and, collectively, with the 2000 Plan, the Plans), that provide for the granting of share options by the board of directors of the Company to employees, consultants, and directors of the Company. In addition, options granted to employees or service providers of our Israeli subsidiary who are residents of Israel are also subject to the Sub-Plan for Israeli Employees and Service providers, which Sub-Plan incorporates the terms of the 2004 Plan by reference.

The exercise price of options granted under the Plans is based on the estimated fair market value of the ordinary shares on the date of grant. Options granted under the Plans vest and terminate over various periods as defined by each option grant and in accordance with the terms of the Plans. In September 2004, the board of directors resolved to cease granting options under the 2000 Plan. However, pursuant to the provisions of the 2000 Plan, all outstanding options previously granted under the 2000 Plan continue in full force and effect per the terms and conditions of such options. The Company intends to use the 2004 Plan to grant options to employees, consultants and directors in the future. The 2004 Plan terminates in September 2014, and restricts shares to be issued to a maximum of 17.0 million with approximately 14.6 million shares available for future grant as of September 30, 2006. Upon option exercise, the Company issues new shares.

As of September 30, 2006, total unrecognized compensation cost related to non-vested stock options was $7.8 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2005	4,703	$5.57
Granted	226	7.34
Exercised	(55)	2.04
Cancelled	(152)	7.18

Outstanding at March 31, 2006	4,722	$5.76
Granted	427	6.27
Exercised	(128)	2.50
Cancelled	(638)	6.53

Outstanding at June 30, 2006	4,383	$5.88
Granted	209	5.61
Exercised	(404)	3.63
Cancelled	(357)	7.57

Outstanding at September 30, 2006	3,831	$5.97

Most options are priced in foreign currency and weighted average price per share calculations are impacted by foreign exchange fluctuations.

Shares Subject to Rescission

Under the 2000 Executive Plan, the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Plan may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, the Company may have potential liability to those employees, directors and consultants to whom it issued securities upon the exercise of these options. In order to address that issue, the Company may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.

As of September 30, 2006 assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Plan were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $6.8 million, excluding statutory interest, and $7.5 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of the option.

The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the Securities & Exchange Commission’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $7.5 million as shares subject to rescission in the accompanying September 30, 2006 consolidated balance sheet.

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

No provision is made in the Company’s financial statements for options that were vested as of June 30, 2005, that were granted under the 2000 Plan which are not yet exercised, but may be subject to a rescission offer, if and when made. Should any optionee accept the rescission offer and put their options back to the Company, the Company will reflect such activity in its financial statements at that time.

As of September 30, 2006, assuming every eligible holder of unexercised options were to accept a rescission offer, the Company estimates the total cost to it to complete the rescission for the unexercised options would be approximately $1.4 million, including statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Revenues
JDate	$7,141	$6,457	$21,125	$19,161
AmericanSingles	5,346	7,173	17,695	22,526
Other Businesses	5,019	3,305	12,796	7,238

Total	$17,506	$16,935	$51,616	$48,925

Direct Marketing
JDate	$825	$901	$2,445	$2,110
AmericanSingles	2,900	4,001	9,194	11,570
Other Businesses	2,178	2,171	6,711	4,672

Total	$5,903	$7,073	$18,350	$18,352

Contribution
JDate	$6,316	$5,556	$18,680	$17,051
AmericanSingles	2,446	3,172	8,501	10,956
Other Businesses	2,841	1,134	6,085	2,566

Total	$11,603	$9,862	$33,266	$30,573

Unallocated operating expenses	$8,825	$11,828	$29,373	$31,203

Operating income (loss)	$2,778	$(1,966)	$3,893	$(630)

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

In January 2006, the Company was contacted by HM Revenue & Customs (“HMRC”), the tax authority in the United Kingdom, requesting payment in the amount of approximately $1.0 million for wage related withholdings of a former employee. That employee was residing in both the United States and the United Kingdom at the time his employment was terminated with the Company. At that time, with the advice of outside tax experts, the Company forwarded the withholdings to the Internal Revenue Service in the United States. The situation was explained to HMRC which agreed to accept a good faith deposit in the amount of $200,000 while the matter was being investigated. The Company remitted the good faith deposit in the first quarter of 2006. If the Company is not successful in obtaining the funds forwarded to the IRS or persuading HMRC that the Company is not obligated to pay such amounts, it may be required to remit the entire amount to HMRC.

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

A mediation occurred in Adelman in 2004 that did not result in a settlement. A post-mediation status conference was held on July 16, 2004. At that Status Conference, the court suggested that the parties agree to a bifurcation of the liability issue. The purpose of the bifurcation is to allow the Court to determine whether as a matter of law the California Dating Services Act (“CDS Act”) applies to the Company. In this way, if the Court determines that the CDS Act is inapplicable, all further expenses associated with discovery and class certification can be avoided. The Court permitted limited discovery including document requests and interrogatories, the parties were permitted to take one deposition without further leave of the Court, the parties designated expert witnesses who were also deposed, and the Court agreed to conduct a trial on the issue of the applicability of the CDS Act to the Company’s business (the “Bifurcated CDS Trial”). The Bifurcated CDS Trial was set for May 2006, subsequently continued to June 2006, and eventually postponed to September 2006.

On August 8, 2006, the Court granted the Company’s application to bifurcate the trial of the issue of actual injury or damages and set the trial for August 17, 2006 (the “Bifurcated Damages Trial”). The Court determined at the Bifurcated Damages Trial that Adelman did not suffer any actual injury or damages, Adelman’s claims were dismissed, and a judgment was entered to award attorneys’ fees and costs to the Company. As a result, the Bifurcated CDS Trial was taken off calendar. The amount of such fees and costs is yet to be determined by the Court and the judgment itself is subject to appeal.

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

In 2004, the Company entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of the Company’s online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of the Company’s Chief Executive Officer, David E. Siminoff. For the three and nine months ended September 30, 2006 and 2005, the Company paid $130,000 and $320,000 in 2006 and $102,000 and $271,000 to Efficient Frontier in 2005.

10.	Subsequent Events

On October 19, 2006, the Company sold all its shares in Playahead AB, a non controlled affiliate, for $1.4 million and recognized a gain of approximately $330,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Revenues
JDate	$7,141	$6,457	$21,125	$19,161
AmericanSingles	5,346	7,173	17,695	22,526
Other Businesses	5,019	3,305	12,796	7,238

Total	$17,506	$16,935	$51,616	$48,925

Direct Marketing
JDate	$825	$901	$2,445	$2,110
AmericanSingles	2,900	4,001	9,194	11,570
Other Businesses	2,178	2,171	6,711	4,672

Total	$5,903	$7,073	$18,350	$18,352

Contribution
JDate	$6,316	$5,556	$18,680	$17,051
AmericanSingles	2,446	3,172	8,501	10,956
Other Businesses	2,841	1,134	6,085	2,566

Total	$11,603	$9,862	$33,266	$30,573

Unallocated operating expenses	$8,825	$11,828	$29,373	$31,203

Operating income (loss)	$2,778	$(1,966)	$3,893	$(630)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average Paying Subscribers
JDate	74,753	68,403	75,053	68,410
AmericanSingles	72,926	95,877	84,410	107,662
Other Businesses	93,180	49,213	77,167	37,894

Total	240,859	213,493	236,630	213,966
Average Monthly Net Revenue per Paying Subscriber:
JDate	$31.84	$31.47	$31.28	$31.12
AmericanSingles	$24.44	$24.93	$23.36	$23.25
Other Businesses	$17.17	$17.89	$17.31	$18.30
All Segments	$23.92	$25.40	$24.14	$24.89
Direct Subscriber Acquisition Cost:
JDate	$13.81	$15.84	$13.98	$12.88
AmericanSingles	$39.85	$39.35	$38.17	$34.72
Other Businesses	$23.62	$28.09	$30.33	$33.23
All Segments	$24.87	$30.23	$27.33	$28.57
Monthly Subscriber Churn:
JDate	26.7%	26.4%	25.8%	26.7%
AmericanSingles	38.3%	37.7%	34.2%	37.7%
Other Businesses	26.4%	30.1%	26.7%	26.3%
All Segments	31.9%	32.4%	29.6%	31.2%

Results of Operations

The following table presents our historical operating results as a percentage of net revenues:

	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0
Direct marketing	33.7	41.8	35.6	37.5

Contribution margin	66.3	58.2	64.4	62.5

Operating expenses:
Indirect marketing	1.8	1.7	1.8	1.8
Customer service	5.2	4.3	5.3	3.9
Technical operations	9.7	12.8	11.9	11.1
Product development	4.1	6.6	4.9	6.5
General and administrative	28.0	41.9	31.3	38.6
Amortization of intangible assets other than goodwill	1.7	2.6	1.7	1.7

Total operating expenses	50.5	69.9	56.9	63.6

Operating income	15.8	(11.7)	7.5	(1.1)
Interest and other expenses, (income), net	(0.5)	0.8	(0.3)	0.6

Income before income taxes	16.3	(12.5)	7.8	(1.7)
Provision for income taxes	0.2	0.3	0.4	0.2

Net income (loss)	16.1%	(12.8)%	7.4%	(1.9)

Business Metrics

Average paying subscribers for the JDate segment increased 9.3% and 9.7% to 74,753 and 75,053 for the three and nine months ended September 30, 2006 compared to 68,403 and 68,410 in the same periods last year. Average paying subscribers for the AmericanSingles segment decreased 23.9% and 21.6% to 72,926 and 84,410 for the three and nine months ended September 30, 2006 compared to 95,877 and 107,662 in the same periods last year. Average paying subscribers for websites in our Other Businesses segment increased 89.3% and 103.6% to 93,180 and 77,167 for the three and nine months ended September 30, 2006 compared to 49,213 and 37,894 in the same periods last year. The increase in average paying subscribers for JDate is due to increased marketing campaigns, including offline marketing, in 2006 to acquire new JDate members. The decrease in subscribers for AmericanSingles is largely attributable to a 20.5% decrease in the AmericanSingles marketing spend in the first nine months of 2006 compared to the first nine months of 2005. The increase in average paying subscribers for our other websites is due primarily to the acquisition of MingleMatch in May of 2005, substantial post-acquisition growth of the websites acquired, and the relaunch and rebranding of the Company’s Relationships.com and BlackSingles.com websites.

For the three and nine months ended September 30, 2006, average monthly net revenue per paying subscriber for the JDate segment increased 1.2% and 0.5% to $31.84 and $31.28 compared to $31.47 and $31.12 for the same periods in 2005. For the three and nine months ended September 30, 2006, average monthly net revenue per paying subscriber for the AmericanSingles segment decreased 2.0% to $24.44 and increased 0.5% to $23.36 from $24.93 and $23.25, respectively, for the same periods in 2005. For the three and nine months ended September 30, 2006, average monthly net revenue per paying subscriber for websites in our Other Businesses segment decreased 4.0% and 5.4% to $17.17 and $17.31, respectively, compared to $17.89 and $18.30 for the same periods in 2005. The decrease in average monthly net revenue per paying subscriber for websites in our Other Businesses segment was due to growth in some of our lower price point websites as well as the acquisition of some of the assets of LDSSingles which had a lower price point.

For the three and nine months ended September 30, 2006, direct subscriber acquisition cost (SAC) for JDate decreased 12.8% and increased 8.5% to $13.81 and $13.98, respectively, compared to $15.84 and $12.88 for the same periods in 2005. The decrease in the three month SAC for JDate when compared to the same period in 2005 was as a result of increased effectiveness in JDate’s offline marketing spending over time. The increase in SAC for the nine months is due to an increase in offline marketing designed to continue to strengthen the JDate brand. Offline marketing campaigns started in the third quarter of 2005. For the three and nine months ended September 30, 2006, direct subscriber acquisition costs for AmericanSingles increased 1.3% and 9.9% to $39.85 and $38.17, respectively, compared to $39.35 and $34.72 for the same periods ended September 30, 2005. The minimal increase in SAC for the third quarter of 2006 was as a result of flattening out of the planned reductions in marketing spend for AmericanSingles. The increase in SAC for AmericanSingles for the nine months ended September , 30, 2006 is the result of significant cuts in marketing spending in the first quarter of 2005 compared to the last half of 2004. The carry-over effect in the first quarter of 2005, of increased subscriptions from previous marketing, combined with reduced marketing expense, made for an atypically low SAC in the first quarter of 2005, when compared to the first quarter of 2006. For the three and nine months ended September 30, 2006, SAC for the websites in our Other Businesses segment decreased 15.9% and 8.7% to $23.62 and $30.33, respectively, compared to $28.09 and $33.23 for the same periods of 2005. The decreases are primarily due to growth in size of our emerging vertical markets websites, including particularly Relationships.com, and BlackSingles.com, where the viral network effect of larger communities are driving more traffic to our sites, thus making our marketing spending more efficient.

For the three and nine months ended September 30, 2006, monthly subscriber churn for JDate increased to 26.7% and decreased to 25.8%, respectively, from 26.4% and 26.7% for the same periods in 2005. For the three and nine months ended September 30, 2006, monthly subscriber churn for AmericanSingles increased to 38.3% and decreased to 34.2%, respectively, from 37.7% for both the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, monthly subscriber churn for the websites in our Other Businesses segment decreased to 26.4% and increased to 26.7%, respectively, from 30.1% and 26.3% for the same periods in 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Revenues

Substantially all our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 3% of net revenues for the three months ended September 30, 2006 and 2005, are attributable to certain promotional events and revenue from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues for JDate increased 10.6% to $7.1 million in the third quarter of 2006 compared to $6.5 million for the same period in 2005. The increase in net revenues for JDate is due to an increase in average paying subscribers. Net revenues for AmericanSingles decreased 25.5% to $5.3 million in the quarter ended September 30, 2006, compared to $7.2 million for the same period in 2005. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 51.9% to $5.0 million in the third quarter of 2006 compared to $3.3 million for the same period in 2005. The increase in net revenues for our Other Businesses is attributed largely to the acquisition of MingleMatch in May 2005 and substantial growth associated with websites acquired in that transaction. Also contributing to this increase was the acquisition of LDSSingles in May 2006.

Direct Marketing Expenses

Direct marketing expenses for JDate decreased 8.4% to $825,000 in the third quarter of 2006 compared to $901,000 for the same period in 2005. Direct marketing expenses for AmericanSingles decreased 27.5% to $2.9 million in the third quarter of 2006 compared to $4.0 million in the same period in 2005. The decrease in AmericanSingles marketing was due to reduction of our expenditure rate for AmericanSingles to an acceptable level of SAC. Direct marketing expenses for the websites in our Other Businesses segment increased less than half a percent to remain at $2.2 million for the third quarter of 2006 and 2005.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses decreased 25.4% to $8.8 million in the third quarter of 2006 compared to $11.8 million for the same period in 2005. Stated as a percentage of net revenues, operating expenses decreased to 50.4% in the third quarter of 2006 compared to 69.8% in the same period in 2005. The decrease in operating expenses was primarily attributable to a reduction in share-based compensation expense of approximately $753,000 as a result of a cumulative effect of change in estimate of $381,000 as well as a general reduction in the number of options being expensed, and an overall decrease in general and administrative expenses.

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses increased 8.4% to $311,000 in the third quarter of 2006 compared to $287,000 in the third quarter of 2005. Stated as a percentage of net revenues, indirect marketing expenses increased slightly to 1.8% in the third quarter of 2006 compared to 1.7% for the same period in 2005.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses increased 25.3% to $910,000 in the third quarter of 2006 compared to $726,000 in the third quarter of 2005. Stated as a percentage of net revenues, customer service expenses increased to 5.2% in the quarter ended September 30, 2006 compared to 4.3% in the same period in 2005.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses decreased 21.5% to $1.7 million in the third quarter of 2006 compared to $2.2 million for the same period in 2005. Stated as a percentage of net revenues, technical operations expenses decreased to 9.7% in the three months ended September 30, 2006 compared to 12.8% in the same period in 2005. The decrease is due primarily to a reduction in personnel salary and consultants expense which had been incurred in 2005 in order to complete an upgrade to our websites system architecture, along with decreased costs related to a move of our data center.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Product development expenses decreased 35.8% to $713,000 in the third quarter of 2006 compared to $1.1 million in 2005. Stated as a percentage of net revenues, product development expenses decreased to 4.1% in the three months ended September 30, 2006 compared to 6.6% in the same period in 2005. The decrease is due primarily to a reduction in use of outside consultants.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 31.0% to $4.9 million in the third quarter of 2006 compared to $7.1 million in the same period in 2005. The decrease in general and administrative expenses is due primarily to decreases in number of executives and credit card processing fees, and decreases in legal fees, as well as a decrease in share-based compensation expense as a result of the a change in forfeiture rates and the resulting cumulative effect of change in estimate adjustment. Stated as a percentage of net revenues, general and administrative expenses decreased to 28.0% in the quarter ended September 30, 2006 compared to 41.9% for the same period in 2005.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily SocialNet, PointMatch, and MingleMatch. Amortization expense decreased 33.6% to $290,000 in the third quarter of 2006 compared to $437,000 in the third quarter of 2005. The decrease is due mainly to a revaluation of certain amortizable intangible assets related to the acquisition of LDSSingles in May 2006.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities and income on our investments in non-controlled affiliates. Net interest income increased to $80,000 for the quarter ended September 30, 2006 from net interest loss of $141,000 for the same period in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Revenues

Substantially all our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 2% of net revenues for the nine month period ended September 30, 2006 and 2005, are attributable to certain promotional events and revenue from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues for JDate increased 10.2% to $21.1 million in the first nine months of 2006 compared to $19.2 million for the same period in 2005. The increase in net revenues for JDate is due to an increase in average paying subscribers. Net revenues for AmericanSingles decreased 21.4% to $17.7 million in the first nine months ended September 30, 2006, compared to $22.5 million for the same period in 2005. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 76.8% to $12.8 million in the first nine months of 2006 compared to $7.2 million for the same period in 2005. The increase in net revenues for our Other Businesses is attributed largely to the acquisition of MingleMatch in May 2005, substantial growth associated with websites acquired in that transaction, and the acquisition of LDSSingles in May 2006.

Direct Marketing Expenses

Direct marketing expenses for JDate increased 15.9% to $2.4 million in the first nine months of 2006 compared to $2.1 million for the same period in 2005. The increase in marketing was due to continued marketing initiatives and brand building expenditures for JDate. Direct marketing expenses for AmericanSingles decreased 20.5% to $9.2 million in the first nine months of 2006 compared to $11.6 million in the same period in 2005. The decrease in AmericanSingles marketing was due to reduction of our expenditure rate for AmericanSingles to maintain an acceptable level of SAC. Direct marketing expenses for the websites in our Other Businesses segment increased 43.6% to $6.7 million in the first nine months of 2006 compared to $4.7 million for the same period in 2005. The increase was as a result of the launch and promotion of Relationships.com in the first quarter of 2006 and BlackSingles.com in the second quarter of 2006.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses decreased 5.9% to $29.4 million in the first nine months of 2006 compared to $31.2 million in the same period in 2005. Stated as a percentage of net revenues, operating expenses decreased to 56.9% in the first nine months of 2006 compared to 63.8% in the same period in 2005. The decrease in operating expenses was primarily attributable to a reduction in salary expense, reduced software development consultant expense, and reduced credit card fines and fees offset by share-based compensation expense of $3.0 million for the first nine months of 2006 compared to $1.3 million for the first nine months of 2005. Periods prior to the third quarter of 2005 do not contain any expense for share options in accordance with SFAS 123(R).

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses increased 3.7% to $933,000 in the first nine months of 2006 compared to $900,000 in the first nine months of 2005. Stated as a percentage of net revenues, indirect marketing expenses remained at 1.8% for the first nine months in 2006 and 2005.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses increased 41.2% to $2.7 million in the first nine months of 2006 compared to $1.9 million in the first nine months of 2005. Stated as a percentage of net revenues, customer service expenses increased to 5.3% in the nine months ended September 30, 2006 compared to 3.9% in the same period in 2005. The increase is primarily due to the acquisition of MingleMatch, and the inclusion of share-based compensation expense as a result of the adoption of SFAS 123 (R).

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses increased 13.0% to $6.1 million in the first nine months of 2006 compared to $5.4 million for the same period in 2005. Stated as a percentage of net revenues, technical operations expenses increased to 11.9% in the nine months ended September 30, 2006 compared to 11.1% in the same period in 2005. The increase is due primarily to the purchase of MingleMatch and to share-based compensation which offsets lower consultant expense in the current period.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Product development expenses decreased 21.0% to $2.5 million in the first nine months of 2006 compared to $3.2 million for the same period in 2005. Stated as a percentage of net revenues, product development expenses decreased to 4.9% in the nine months ended September 30, 2006 compared to 6.5% in the same period in 2005.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees and occupancy and other overhead costs. General and administrative expenses decreased 14.4% to $16.2 million in the first nine months of 2006 compared to $18.9 million in the same period in 2005. The decrease in general and administrative expenses is due primarily to decreases in number of executives and credit card processing fees, and legal expenses, offset by increases in share-based compensation expense as a result of the adoption of SFAS 123 (R). Stated as a percentage of net revenues, general and administrative expenses decreased to 31.3% in the first nine months ended September 30, 2006 compared to 38.6% for the same period in 2005.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily SocialNet, PointMatch and MingleMatch. Amortization expense increased 4.2% to $884,000 in the first nine months of 2006 compared to $848,000 in the first nine months of 2005. The increase is due mainly to amortization of intangible assets related to the acquisition of MingleMatch in May 2005 and LDSSingles in May 2006.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities and income on our investments in non-controlled affiliates. Net interest income increased to $174,000 for the nine months ended September 30, 2006 from net interest loss of $285,000 for the same period in 2005.

Liquidity and Capital Resources

As of September 30, 2006 we have cash, cash equivalents and marketable securities of $15.6 million. We have historically financed our operations with internally generated funds and offerings of equity securities. We have no revolving or term credit facilities.

Net cash provided by operations was $8.3 million for the nine months ended September 30, 2006 compared to $1.7 million for the same period in 2005. The increase is primarily due to improved profitability of our business, offset by faster payments of accounts payable and additional deposits (restricted cash) held by our credit card processor.

Net cash used in investing activities was $2.9 million for the first nine months of 2006 compared to $129,000 for the same period in 2005. The majority of the use in 2006 was for the purchase of LDSSingles in May 2006. In 2005, cash was paid for the purchase of MingleMatch and tangible assets offset by the sale of marketable securities.

Net cash used by financing activities was $7.1 million for the first nine months of 2006 compared to net cash provided by financing activities of $2.7 million for the first nine months of 2005. Cash used by financing activities in 2006 was due mainly to payment of notes payable related to the acquisition of MingleMatch. Cash provided by financing activities in 2005 was due to the exercise of options.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2006, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the financial statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated herein by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006 for a further description of litigation and claims.

ITEM 1A. RISK FACTORS

Other than with respect to the addition of the following risk , there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

Our Board of Directors has approved a share repurchase program, which, if approved by our shareholders, may restrict our funds available for other actions and negatively affect the market price of our securities.

Our Board of Directors approved a share repurchase program pursuant to which we may repurchase, from time to time, GDSs and ADSs on the Frankfurt Stock Exchange and the American Stock Exchange, respectively. The repurchase plan will be submitted to our shareholders for approval and, if approved, may not have the effects anticipated by our Board of Directors and may instead harm the market price of our securities. Under the plan, we would be permitted to repurchase GDSs and ADSs representing up to an aggregate of 2,000,000 ordinary shares and pay up to 7.98 euros per GDS and $10.00 per ADS.

Our Board hopes that the repurchase plan, if implemented, will have a positive impact on our earnings per share and the value of our shares. However, there can be no assurances of these results. The full implementation of this repurchase plan would use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions. Another disadvantage is that under the Companies Act, we can only repurchase shares with funds from a limited source, such as our distributable profits, and, as a result, distributable profits used to repurchase shares will no longer be available to be distributed, for example, as a dividend to our shareholders. In addition, our repurchase plan will likely result in an increase in the share percentage ownership of our existing shareholders, and such increase may trigger disclosure or other regulatory requirements for our larger shareholders. As a result, certain shareholders may liquidate a portion of their holdings, which may have a negative impact on the market price of our securities.

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

Date: November 14, 2006