Form 10-K
period 2006-12-31
SPARK NETWORKS PLC
filed 2007-04-02
CIK 1314475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NO. 001-32750

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $64,152,166 based on the closing sale price of the ordinary shares in the form of Global Depositary Shares as reported on the Frankfurt Stock Exchange. The registrant’s American Depositary Shares were approved for listing on the American Stock Exchange in February 2006. Ordinary shares held by each officer and director and by each person who owns 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 30,904,460 outstanding ordinary shares, par value £0.01 per share, as of March 1, 2007.

SPARK NETWORKS, PLC

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

Spark Networks and Spark Networks logos are trademarks and/or registered trademarks of Spark Networks plc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Form 10-K, regarding, among other matters:

•	our significant historical operating losses in years prior to 2006 and uncertainties relating to our ability to continue to generate positive cash flow and operating profits in the future;

•	our ability to attract members to our web sites, convert members into paying subscribers and retain our paying subscribers;

•	the highly competitive nature of our business;

•	our ability to keep pace with rapid technological change;

•	the strength of our existing brands and our ability to maintain and enhance those brands;

•	our ability to effectively manage our growth;

•	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;

•	uncertainties relating to potential acquisitions of companies;

•	the volatility of the price of our equity securities;

•	the strain on our resources and management team of being a public company in the United States;

•	the ability of our principal shareholders to exercise significant influence over our company; and

•	other factors referenced in this annual report on Form 10-K and other reports.

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

ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s Web site at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E. Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Our SEC filings are also available at the office of the American Stock Exchange. For further information on obtaining copies of our public filings at the American Stock Exchange, you should call (212) 306-1000.

We maintain a corporate Web site at www.spark.net. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the SEC free of charge at our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our Web address is provided for informational purposes only and does not constitute incorporation by reference of the information contained on this Web site.

PART I

ITEM 1.	BUSINESS

Our Business

We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online and participate in a community, become friends, date, form a long-term relationship or marry. We provide this opportunity through the many features on our Web sites, such as detailed profiles, onsite email centers, real-time chat rooms and instant messaging services. During 2006, Spark Networks averaged approximately 2.8 million unique monthly visitors from the United States to its websites, according to comScore Media Metrix. This ranked us as the fourth largest provider of online personals services in the United States, in terms of average monthly unique visitors for the year. The number of “total unique visitors” to our Web sites as measured by comScore Media Metrix does not correspond to the number of members we have in any given period.

Currently, our Web sites include JDate.com, AmericanSingles.com, BlackSingles.com and Relationships.com. We also operate several international Web sites and maintain operations in the United States, Israel and the United Kingdom. Information regarding the geographical source of our revenues can be found in Note 12 to our Consolidated Financial Statements included in this annual report. Membership on our sites is free and allows a registered user to post a personal profile and to access our searchable database of member profiles and customer service that is available 24 hours a day, seven days a week. The ability to initiate most communication with other members requires the payment of a monthly subscription fee, which represents our primary source of revenue. We also offer discounted subscription rates for members who subscribe for three, five, six and twelve-month periods. Our subscription programs renew automatically for subsequent one-month periods until paying subscribers terminate them.

For the year ended December 31, 2006, we had approximately 236,868 average paying subscribers, an increase of 10% over the year ended December 31, 2005.

Our Industry

We believe online personals fulfill significant needs for single adults looking to meet a companion or date. Traditional methods such as printed personals advertisements, offline dating services and public gathering places often do not meet the needs of single people. Printed personals advertisements offer individuals limited personal information and interaction before meeting. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and social venues provide a limited ability to learn about others prior to an in-person meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions. With features such as detailed personal profiles, email and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in an anonymous, convenient and secure online setting.

Our Competitive Strengths

•

Strength of JDate Brand. We believe JDate with its strong brand recognition in the Jewish community is a valuable asset. We believe the strength of the JDate brand will continue to allow us to market to the Jewish community profitably while maintaining a high penetration rate. Because of the strength of the JDate brand, we are not required to spend as much on marketing JDate as we are on our other Web sites, or as much as others in the industry may spend on their personals Web sites.

•	Affinity-focused Communities. We believe singles are more likely to interact, find friends and form lasting relationships with like-minded individuals who share common values, beliefs, traditions and cultural upbringings. For this reason, the majority of our websites are targeted to specific religious, ethnic, geographic and special interest groups. We believe our targeted communities enjoy greater word-of-mouth recognition and consumer loyalty.

•

Web Site Functionality. We continually evaluate the functionality of our Web sites to improve our members’ online personals experience. Many of the features we offer, such as onsite emails, real-time chat rooms, instant messaging, anonymous calling, E-cards, and message boards increase the probability of communication between our members, which we believe increases the number and percentage of members who become paying subscribers. We believe this functionality drives return visits to our Web sites and helps retain paying subscribers who might otherwise consider switching to our competitors’ Web sites or not subscribing to any Web site.

•

Customer Service Focus. Our multi-lingual call center helps members with such matters as completing personal profiles and choosing photos for their profiles, as well as answering questions about billing and technical issues. We believe the quality of our customer service increases member satisfaction, which improves the number and percentage of members that become and remain paying subscribers.

Our Online Personals Services

Our online personals services offer single adults a convenient and secure setting for meeting other singles. Visitors to our Web sites are encouraged to become registered members by posting profiles. Posting a profile is a process in which visitors are asked various questions about themselves, including information such as their tastes in food, hobbies and desired attributes of potential partners. Members may also post photos of themselves. Members can perform detailed searches of other profiles and save their preferences, and their profiles can be viewed by other members. In most cases, for a member to initiate email and instant message communication with others, that member must purchase a subscription. A subscription affords access to the paying subscribers’ on-site email, instant messaging systems, message boards and chat rooms, enabling such subscribers to communicate with other members and paying subscribers. Our subscription fees are charged on a monthly basis, with discounts for longer-term subscriptions.

Our Web Sites. We believe we are a unique company in the online personals industry because, in addition to servicing mass markets, we operate Web sites targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites in English and Hebrew. Our key Web sites are as follows:

•

JDate.com. JDate was our first Web site and is dedicated to the Jewish community and culture, and those who are seeking to be part of it. The largest metropolitan area concentrations of JDate members are in New York, Los Angeles, Miami and Chicago.

•

AmericanSingles.com. AmericanSingles is our mainstream U.S. online personals community, targeted at an audience of singles between the ages of 25 and 49. The Web site caters to singles of all races, ethnicities and interests. AmericanSingles members are primarily concentrated in major metropolitan areas across the United States.

•	BlackSingles.com. BlackSingles.com is our Web site dedicated to the African-American community.

•	Relationships.com. Relationships.com is our Web site for the Christian community.

•	Other Web sites:

AdventistSinglesConnection.com	Adventist singles
AsianSinglesConnection.com	Asian singles
BBWPersonalsPlus.com	Big beautiful women and admirers
CanadianPersonals.net	Canadian singles
CatholicMingle.com	Catholic singles
CollegeLuv.com	College singles
Cupid.co.il	Jewish singles (Israel only)
Date.ca	Canadian singles
DeafSinglesConnection.com	Deaf singles
GreekSinglesConnection.com	Greek singles
HurryDate.com	Rapid dating and offline events
IndianMatrimonialNetwork.com	Indian singles
InterracialSingles.net	Interracial singles
ItalianSinglesConnection.com	Italian singles
JDate.co.il	Jewish singles (Israel only)
JewishMingle.com	Jewish singles
LatinSinglesConnection.com	Latin singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
Date.co.uk	UK singles
MilitarySinglesConnection.com	Military singles
PrimeSingles.net	Mature singles
Schmooz-A-Palooza	Offline events
SingleParentsMingle.com	Single parents
UKSinglesConnection.com	UK singles

Web Site Features. We strive to offer traditional as well as new and different ways for our members to communicate. Examples of ways our members and paying subscribers can communicate include:

•

On-site Email. We provide all paying subscribers with private message centers, dedicated exclusively to communications with other paying subscribers. These personal on-site email boxes offer features such as customizable folders for storing correspondence, the ability to know when sent messages were read, as well as block and ignore functions, which afford a paying subscriber the ability to control future messages from specific paying subscribers.

•

Hot Lists and Favorites. Among the most popular features on our Web sites, “Hot Lists” enable paying subscribers to see who’s interested in them and to save those favorite members that they are interested in. Lists include (1) who has viewed your profile, (2) your favorites and (3) who has emailed you. Paying subscribers can group their favorites into customized folders and add their own notes, including details included in a member’s profile.

•	Message Boards. Another popular feature, Message Boards enable paying subscribers to communicate in a group environment with suggested topics for discussion.

•

Real-time Chat Rooms. Paying subscribers can utilize our exclusive chat rooms to mix and mingle in real-time, building a sense of community through group discussions. Additional features enable users to add customized graphics such as emoticons to their conversations.

•	Ice Breakers. Members can send pre-packaged opening remarks, referred to on the Web sites as “flirts” and “teases,” to other members or paying subscribers.

•

Click! Our patented Click! feature connects members who think they would be compatible with each other. A member simply clicks “yes,” “no” or “maybe” in another member’s profile. When two members click “yes” in each other’s profiles, our patented feature sends an email to both of them alerting them of a possible match.

Travel and Events. As a complement to our online services, we offer travel and other promotional events which allow individuals to meet in a more personal environment. Our travel and events are typically cruises, dinners, speed dating events or other mixers designed to facilitate social interaction. Less than 2% of our revenues for the year ended December 31, 2006 were generated from travel and events.

Business Strategy

We intend to grow revenue by driving additional traffic to our Web sites, increasing the number and percentage of our members who convert to paying subscribers, launching new or acquiring existing businesses in targeted, affinity-focused markets, implementing advertising sales on select websites and expanding our offline events.

Drive traffic. We believe there are significant opportunities to drive additional traffic to our Web sites through integrated and targeted marketing and cross-promotion into vertical affinity markets.

•

Integrated and targeted marketing. We believe targeting potential members with consistent and compelling marketing messages, delivered through a broad mix of marketing channels, will be effective in driving more traffic and a higher percentage of relationship-oriented singles to our Web sites. We intend to use a variety of channels to build our brands and increase our base of subscribers including online and offline advertising, customer relationship management tools, public relations, promotional alliances and special events.

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

Increase Conversion Rates. We believe a significant growth opportunity lies in our ability to convert more of our members into paying subscribers. We plan to achieve this increase in conversion by focusing on:

•

Improved member communications. We believe enhanced member communications is a key component to growing our business. We continue to focus on improving and enhancing our Web site functionality and features to encourage communications between members. Most of these communications require members become paying subscribers. We will also continue to inform members of new features and functions with the goal of increasing the number of visitors to our Web sites who become paying subscribers.

•

Improved technology. We believe the more successful members are in finding matches in our database, the more likely they are to want to communicate with those members. To initiate email and instant message communication or participate in the chat rooms or message boards, members must become paying subscribers. We intend to continue to enhance our technology and the quality and relevance of our search results to provide fast, relevant suggestions.

•

Leveraging strong customer service. Each time a member or potential members contacts our customer service center by email or phone, he or she represents a potential new paying subscriber to our services. By training our customer service representatives on upselling opportunities, we believe they will continue to be successful in selling our subscription-based services.

Extend into new affinity-focused markets. We constantly evaluate new opportunities in an attempt to identify new affinity-focused markets into which we may expand either organically or through acquisition. Our large base of members provides us with a significant amount of consumer data to evaluate opportunities for growth into such new markets and identify those target groups that may prefer a service dedicated to their particular affinity group. We intend to target affinity markets we believe are receptive to paid online personals and are large enough to attain a critical mass of members and paying subscribers.

Implement ad sales. We believe there is an opportunity for additional revenue from the sale of advertising on our Web sites. We expect advertisers will continue to seek highly targeted environments such as ours to complement their brands and reach a niche consumer. We intend to remain selective about our choices for advertising partners so as not to adversely affect the quality of our user experience. In addition, advertisers have voiced an interest in our ability to provide them with an offline presence at our various parties and events around the country.

Expand offline presence. We intend to expand upon our offline events offerings and offer a value proposition to our subscribers that is unique in the dating world. Our network provides increased distribution and promotion for our HurryDate and Schmooz-A-Palooza events offerings. In addition, we plan to expand JDate’s existing offline offering, which currently includes travel, parties and other activities, to include speed dating events. It is also our intention to offer our events to other communities across our network.

Customer Service

As of December 31, 2006, we employed 32 customer service representatives at our Beverly Hills, California facility, 27 representatives in Provo, Utah and 18 customer service representatives at our facility in Israel who serve our Hebrew-speaking members. Our team of customer service representatives helps members with matters such as completing personal essays and choosing photos for their profiles, as well as answering questions about billing and technical issues. Customer service representatives receive ongoing training in an effort to better personalize the experience for members and paying subscribers who call in and to capitalize on upselling opportunities.

Marketing

We engage in a variety of marketing activities intended to drive consumer traffic to our Web sites and to allow us the opportunity to introduce our products and services to prospective members. Our marketing efforts are principally focused online, where we employ a combination of banner and other display advertising on Web portals and other specialized sites. We also rely on commercial search listings and direct email campaigns to attract potential members and paying subscribers, and utilize a network of online affiliates, through which we acquire traffic. None of these affiliates individually represents a material portion of our revenue. These affiliate arrangements are easily cancelable, often with only one day notice. Typically, we do not have exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors.

In addition to our current online marketing efforts, we supplement our online marketing by employing a variety of offline marketing activities. These include print and outdoor advertising, public relations, event sponsorship and promotional alliances. We believe that a more targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our Web sites and, therefore, increase the numbers of our members and paying subscribers.

Technology

As of December 31, 2006, our software development and technology team consisted of 29 employees focused on expanding and improving the features and functionality of our Web sites. Throughout the year projects such as Message Boards and E-cards were successfully deployed using a mix of our Provo and Beverly Hills technologies. Since feature and functionality development is an important element of our strategy, we plan to expand this team. In addition to our new products, this group of employees maintains our software and hardware infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner. The majority of our software architecture is based on standard modular Microsoft technology, and is designed for maximum flexibility and scalability, which we believe facilitates the addition of new Web sites and features.

In late 2005 we completed a re-architecture of our primary system based on distributed Service Oriented Architecture principles using the Microsoft.Net platform. This re-architecture included changes to our server and network configurations, database schemas and deployment, web presentation methodologies and introduced a variety of new application services. We believe this new architecture has enabled us to more rapidly develop new capabilities and enhance our ability to scale our Web sites.

We operate Web and database servers co-located at a data center facility in Los Angeles, California operated by a third party.

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

Spark Networks, JDate, AmericanSingles and BlackSingles.com are some of our trademarks, whether registered or not, in the United States and several other countries. AmericanSingles, BlackSingles.com and JDate are registered trademarks in the United States. JDate is also a registered trademark in the EU, Australia, Israel and Canada. Spark Networks is a registered trademark in the United States and EU. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. In addition, we hold two United States patents for our Click! application, the first of which expires January 24, 2017, that pertains to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patents describe the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.

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

Employees

As of December 31, 2006, we had 200 full-time employees. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

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

Although we were profitable in 2006, we have historically generated significant operating losses. As of December 31, 2006, we had an accumulated deficit of approximately $38.5 million. We had net income of approximately $6.6 million for the year ended December 31, 2006 and a loss of $1.4 million for the fiscal year ended December 31, 2005. We also had negative operating cash flow in 2004. We expect our operating expenses will continue to increase during the next several years as a result of the promotion of our services, the hiring of additional key personnel, the expansion of our operations, including the launch of new Web sites, and entering into acquisitions, strategic alliances and joint ventures. If our revenues do not grow at a substantially faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses, which could be significant.

Our limited operating history and relatively new business model in an emerging and rapidly evolving market make it difficult to evaluate our future prospects.

We derive nearly all of our net revenues from online subscription fees for our services, which is an earlystage business model for us that has undergone, and continues to experience, rapid and dramatic changes. As a result, we have very little operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. Our performance will depend on the continued acceptance and evolution of online personal services and other factors addressed herein. We may not be able to effectively assess or address the evolving risks and difficulties present in the market, which could threaten our capacity to continue operations successfully in the future.

If our efforts to attract a large number of members, convert members into paying subscribers and retain our paying subscribers are not successful, our revenues and operating results would suffer.

Our future growth depends on our ability to attract a large number of members, convert members into paying subscribers and retain our paying subscribers. This in turn depends on our ability to deliver a highquality online personals experience to these members and paying subscribers. As a result, we must continue to invest significant resources in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and paying subscribers and may fail to attract new members and paying subscribers. Our revenue and expenses would also be adversely affected if our innovations are not responsive to the needs of our members and paying subscribers or are not brought to market in an effective or timely manner.

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

In addition, our costs to acquire subscribers may increase if we raise prices on our websites as potential customers may be slower or more reluctant to purchase higher price services and website access.

Competition presents an ongoing threat to the performance of our business.

We expect competition in the online personals business to continue to increase because there are no substantial barriers to entry. We believe our ability to compete depends upon many factors both within and beyond our control, including the following:

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

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Yahoo! Personals, Match.com, a wholly-owned subsidiary of InterActiveCorp, and eHarmony, all of which operate primarily in North America. In addition, we face competition from social networking Web sites such as MySpace and Friendster. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our Web sites and reduce our market share.

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

One of our strategies is to expand into new vertical affinity markets to increase our revenue base. We view vertical affinity markets as identifiable groups of people who share common interests and the desire to meet companions or dates with similar interests, backgrounds or traits. Our planned expansion into such vertical affinity markets will occupy our management’s time and attention and will require us to invest significant capital resources. The results of our expansion efforts into new vertical affinity markets are unpredictable, and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new vertical affinity markets, including but not limited to the following:

•	competition from pre-existing competitors with significantly stronger brand recognition in the markets we enter;

•	our improper evaluations of the potential of such markets;

•	diversion of capital and other valuable resources away from our core business;

•	foregoing opportunities that are potentially more profitable; and

•	weakening our current brands by over expansion into too many new markets.

If we fail to keep pace with rapid technological change, our competitive position will suffer.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. Historically, new features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, ecards, personality profiles, and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2005 and 2006 we introduced a number of new Web sites and features, and we anticipate the introduction of additional Web sites and features in 2007 and 2008. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

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

As of December 31, 2006, assuming every eligible optionee were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $1.3 million including statutory interest at 7% per annum. These amounts reflect the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the entire option.

In addition, issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under California state securities laws as a result of the option grants themselves and also may not have been exempt from registration under federal securities laws. Federal securities laws prohibit the offer or sale of securities unless the sales are registered or exempt from registration. The issuances of ordinary shares upon the exercise of our options were not registered and may not have been exempt from registration under California state and federal securities laws. As a result, we may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, we may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares (“Option Shares”).

As of December 31, 2006, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $8.1 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. These amounts are calculated by reference to the acquisition price of the Option Shares.

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

In summary, in order to effectuate a rescission offer and repurchase any of our own shares upon any acceptances of the rescission offer, we must satisfy the following conditions: (1) obtain shareholder approval of our audited UK GAAP balance sheet for the year ended December 31, 2006; (2) obtain additional shareholder approval, as further discussed above, of any acceptances of the rescission offer to repurchase shares; and (3) have sufficient Distributable Reserves to repurchase shares subject to the rescission offer.

If we do not obtain the requisite shareholder approval of acceptances to a rescission offer or if we accumulate an additional deficit on our profit and loss account and we do not issue new shares for additional funds for a rescission offer, then we will not be able to effectuate a rescission offer.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. We have recently recruited many of our directors, executive officers and other key management talent, some of which have limited or no experience in the online personals industry. For example, Adam S. Berger, a director of our company, joined the management team as our new Chief Executive Officer in February 2007. Our General Counsel started work for us in April 2006. In addition, our co-founder and former Executive Chairman of the Board resigned from his executive duties in December 2005 and from our board of directors in July 2006, and the employment of our former Chief Technology Officer ended in April 2006. Because members of our executive management have only worked together as a team for a limited time, there are inherent risks in the management of our company with respect to decision-making, business direction, product development and strategic relationships. In the event that the members of our executive management team are unable to work well together or agree on operating principles, business direction or business transactions or are unable to provide cohesive leadership, our business could be harmed and one or more of those individuals may discontinue their service to our company, and we would be forced to find a suitable replacement. The loss of any of our management or key personnel could seriously harm our business. Furthermore, we have recently experienced significant turnover on our board of directors. We currently have nine members serving on our board of directors. On September 12, 2006, we added Mr. Berger, Jonathan B. Bulkeley, CEO of Scanbuy, Inc.; Christopher S. Gaffney, Co-founder and Managing Partner of Great Hill Partners; and Scott M. Sassa, CEO and Founder of W Cubed Media to our board of directors.

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

Our growth rates may decline and our operating margins could deteriorate.

Our revenue growth rate has declined over the last couple of years as our net revenues increased to higher levels and as the growth of the online personals industry slowed. A February 2007 report by Jupiter Research found that the online personals industry grew 10% in 2006 as compared to 77% growth in 2003, and Jupiter expects the online personals industry to grow at a compound annual growth rate of 8% to reach $932 million in 2011. It is possible that our operating margins will deteriorate if revenue growth does not exceed planned increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, general and administrative and technical operations expenses.

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

We have entered into, and expect to continue to enter into, arrangements with affiliates to increase our member and paying subscribers bases, bring traffic to our Web sites and enhance our brands. Pursuant to our arrangements, an affiliate generally advertises or promotes our Web site on its Web site, and earns a fee whenever visitors to its Web site click though the advertisement to one of our Web sites and register or subscribe on our Web site. Affiliate arrangements constitute over half of our marketing program. These affiliate arrangements are easily cancelable, often with one day notice. We do not typically have any exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. None of these affiliates, individually, represents a material portion of our revenue. If any of our current affiliate agreements are terminated, we may not be able to replace the terminated agreement with an equally beneficial arrangement. We cannot assure you that we will be able to renew any of our current agreements when they terminate or, if we are able to do so, that such renewals will be available on acceptable terms. We also do not know whether we will be able to enter into additional agreements or that any relationships, if entered into, will be on terms favorable to us.

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

If we fail to develop or maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm the value of our shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement. As a U.S. public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. We will be required to annually assess and report on our internal control over financial reporting. If we are unable to adequately establish or improve our internal controls over financial reporting, we may report that our internal control are ineffective and our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the U.S. Securities Exchange Commission.

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

In May 2005, we acquired MingleMatch, Inc. and completed an asset purchase of its main competitor, LDSSingles, in May 2006. In February 2007, we purchased the assets of HurryDate a leading online personals and singles events business. We plan, during the next few years, to further extend and develop our presence, both within the United States and internationally, partially through acquisitions of entities offering online personals services and related businesses. We have limited experience acquiring companies and the companies we have acquired have been small. We have evaluated, and continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions, some of which may divert significant resources away from our daily operations. In addition, the process of integrating an acquired company, business or technology is risky and may create unforeseen operating difficulties and expenditures. Some areas where we may face risks include:

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

We believe that our Web sites, services, trademarks, patent and other proprietary technologies do not infringe upon the rights of third parties. However, there can be no assurance that our business activities do not and will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We are aware that other parties utilize the “Spark” name, or other marks that incorporate it, and those parties may have rights to such marks that are superior to ours. From time to time, we have been, and expect to continue to be, subject to claims in the ordinary course of business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us. Although such claims have not resulted in any significant litigation or had a material adverse effect on our business to date, any such claims and resultant litigation might subject us to temporary injunctive restrictions on the use of our products, services or brand names and could result in significant liability for damages for intellectual property infringement, require us to enter into royalty agreements, or restrict us from using infringing software, services, trademarks, patents or technologies in the future. Even if not meritorious, such litigation could be time-consuming and expensive and could result in the diversion of management’s time and attention away from our day-to-day business.

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

•	technical difficulties, system failures, system security breaches, or downtime of the Internet, in general, or of our products and services, in particular;

•	costs related to any acquisitions or dispositions of technologies or businesses; and

•	general economic conditions, as well as those specific to the Internet, online personals and related industries.

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

Our limited experience outside the United States increases the risk that any international expansion efforts and operations will not be effective.

One of our strategies is to expand our presence in international markets. Although we currently have offices in Israel and the United Kingdom and Web sites that serve the Australian, Canadian, German, Israeli and United Kingdom markets, we have only limited experience with operations outside the United States. Our primary international operations are in Israel, which carries additional risk for our business as a result of continuing hostilities there. Expansion into international markets requires management time and capital resources. In addition, we face the following additional risks associated with our expansion outside the United States:

•	challenges caused by distance, language and cultural differences;

•	local competitors with substantially greater brand recognition, more users and more traffic than we have;

•	our need to create and increase our brand recognition and improve our marketing efforts internationally and build strong relationships with local affiliates;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud in some countries;

•	different legal and regulatory restrictions among jurisdictions;

•	political, social and economic instability;

•	potentially adverse tax consequences; and

•	higher costs associated with doing business internationally.

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

We hold a fixed amount of insurance coverage, and if we were found liable for an uninsured claim, or claim in excess of our insurance limits, we may be forced to expend significant capital to resolve the uninsured claim.

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

Internet users in general, and users of online personals services specifically, freely navigate and switch among a large number of Web sites. Monthly subscriber churn represents the ratio expressed as a percentage of (a) the number of paying subscriber cancellations during the period divided by the average number of paying subscribers during the period and (b) the number of months in the period. The number of average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months. For the year ended December 31, 2006, the monthly subscriber churn for (1) the JDate segment was 25.5% (2) the AmericanSingles segment was 32.4% and (3) the Web sites in our Other Businesses segment was 26.7%. We cannot assure you that our monthly average subscriber churn will remain at such levels, and it may increase in the future. This makes it difficult for us to have a stable paying subscriber base and requires that we constantly attract new paying subscribers at a faster rate than subscription terminations to maintain or increase our current level of revenue. If we are unable to attract new paying subscribers on a cost-effective basis, our business will not grow and our profitability will be adversely affected.

Our network is vulnerable to security breaches and inappropriate use by Internet users, which could disrupt or deter future use of our services.

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services generally, and online commerce services, like ours, in particular. To date, we have not experienced any material breach of our security systems; however, our failure to effectively prevent security breaches could significantly harm our business, reputation and results of operations and could expose us to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which we operate, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations or damage our brand and reputation. Such breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or governmental enforcement proceeding. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage, and we have occasionally experienced security breaches and attempts at “hacking.” We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by such breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which could have a detrimental impact on our potential customer base.

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

Three separate yet similar class action complaints were filed against us in state court alleging violations of dating service statutes—one in each of Illinois, New York and California. Although the complaints were dismissed in Illinois and New York and are no longer subject to appeal in these states, the action in California, where the court also dismissed the representative plaintiff’s claims in September 2006 finding that he did not suffer any injury or damages, is on appeal. Also, although the Illinois complaint was dismissed, the opinion provided that we are subject to the Illinois Dating Services Act and, as such, our subscription agreements violate the act and are void and unenforceable. This ruling may subject us to potential liability for claims brought by the Illinois Attorney General or customers that have been injured by such violation of the statute.

We intend to defend vigorously against the pending lawsuit and any other such claims, however, no assurance can be given that these matters will be resolved in our favor and, depending on the outcome of these disputes, we may choose to alter our business practices.

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

Legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. For example, in recent years, legislation related to the use of background checks for users of online personals services was proposed in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia. None of these states enacted these proposed laws, however, state legislatures are still considering the implementation of such legislation. The enactment of any of these proposed laws could require us to alter our service offerings and could negatively impact our performance by making it more difficult and costly to obtain new subscribers and may also subject us to additional liability for failure to properly screen our subscribers. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet, generally, and decrease the acceptance of the Internet as a communications, commercial, entertainment, recruiting and advertising medium. In addition to new laws and regulations being adopted, existing laws that are not currently being applied to the Internet may subsequently be applied to it and, in several jurisdictions, legislatures are considering laws and regulations that would apply to the online personals industry in particular. Many areas of law affecting the Internet and online personals remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet or to our services.

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

Prior to the registration of all of our issued and outstanding ordinary shares in February 2006, there was no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our ADSs will not decline. The price at which our ADSs trades is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control. Also, the Company has announced a proposed Delaware reorganization to be effected by way of a scheme of arrangement under U.K. law. If the scheme of arrangement is completed, the ADSs will no longer trade on the American Stock Exchange as such, and we cannot assure you that an active trading market will develop or be sustained for the shares of common stock of the Delaware entity which will trade in the place of our ADSs. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price for the stock of many technology, communications and entertainment and media companies. Those market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a significant decline in the market price of our securities.

We will seek shareholder and U.K. court approval to reorganize in the United States

On March 22, 2007, the Company filed a preliminary proxy statement with the U.S. Securities and Exchange Commission to seek shareholder approval to establish Spark Networks plc as a subsidiary of Spark Networks, Inc., a corporation that will be incorporated in Delaware. The proposed Delaware reorganization of the Company will be effected by way of a scheme of arrangement under U.K. law. Pending shareholder and U.K. court approval, the shares (including the GDSs and ADSs) of the U.K. company, Spark Networks plc, will be cancelled and shareholders, GDS holders and ADS holders will each receive one share of Spark Networks, Inc.’s common stock for each ordinary share (or depositary share) that they currently own. Under the proposed scheme of arrangement, it is intended that the shares of common stock in Spark Networks, Inc. will be listed for trading on the American Stock Exchange, and Spark Networks plc’s GDSs and ADSs will no longer trade on the Frankfurt Stock Exchange and American Stock Exchange, respectively. We expect the reorganization to cost the Company approximately $2.5 million. Our shareholders or the U.K. court may not approve the reorganization and even if the approvals are obtained, we may not be able to achieve all or some of our desired goals, including greater and improved access to United States capital investments and a reduction of administrative costs by concentrating the Company’s activities within on regulatory regime.

Our board of directors and shareholders have approved a share repurchase program, which, may restrict our funds available for other actions and negatively affect the market price of our securities.

Our board of directors and shareholders approved a share repurchase program in 2006 pursuant to which we may repurchase, from time to time, GDSs and ADSs on the Frankfurt Stock Exchange and the American Stock Exchange, respectively. The repurchase plan may not have the effects anticipated by our board of directors and may instead harm the market price of our securities. Under the plan, we are permitted to repurchase GDSs and ADSs representing up to an aggregate of 2,000,000 ordinary shares and pay up to 7.98 euros per GDS and $10.00 per ADS.

From November 22, 2006 to December 31, 2006, the Company repurchased 94,559 shares at a weighted average price of $5.70. The full implementation of this repurchase plan would use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions. In addition, under the UK Companies Act, we can only repurchase shares with funds from a limited source, such as our distributable profits, and, as a result, distributable profits used to repurchase shares will no longer be available to be distributed, for example, as a dividend to our shareholders. Our repurchase plan will also likely result in an increase in the share percentage ownership of our existing shareholders, and such increase may trigger disclosure or other regulatory requirements for our larger shareholders. As a result, certain shareholders may liquidate a portion of their holdings, which may have a negative impact on the market price of our securities.

Our principal shareholders can exercise significant influence over us, and, as a result, may be able to delay, deter or prevent a change of control or other business combination.

As of March 1, 2007, Great Hill Investors, LLC, Capital Research and Management Company, FM Fund Management Limited and Absolute Return Europe Fund and their respective affiliates beneficially owned approximately, in the aggregate, 52.4% of our outstanding share capital. Great Hill Investors, LLC and its affiliates (“Great Hill”) became our largest shareholder on December 1, 2005 when it purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions. Of the 6,000,000 shares purchased, (i) 2,500,000 shares were purchased from the two co-founders of our company and former co-Chairmen of our board of directors, (ii) 1,500,000 shares were purchased from Criterion Capital Management LLC, a more than 5% holder of our securities and (iii) 2,000,000 shares were purchased from affiliates of Tiger Global Management L.L.C. (“Tiger Global Management). Great Hill since acquired an additional 3,085,000 shares and held an aggregate of 9,085,000 as of March 1, 2007. These shareholders possess significant influence over our company. Such share ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such share ownership may have the effect of control over substantially all matters requiring shareholder approval, including the election of directors. Other than the arrangement to elect a director at the selection of Great Hill, as discussed below, we do not expect that these shareholders will vote together as a group.

Our largest shareholder, Great Hill, also possesses a significant amount of voting power and an ability to elect a director of our company.

As of March 1, 2007, Great Hill beneficially owned 9,085,000 shares of our company, or approximately 29.4% of our outstanding shares, and has voting control of an aggregate of approximately 43.8% our securities to elect a director of our company subject to the terms and conditions of the share purchase agreements entered into on December 1, 2005 with each of the co-founders, affiliates of Tiger Global Management, and Criterion Capital Management, LLC (“Criterion Capital Management,” and collectively with the co-founders and Tiger Global Management, the “Selling Shareholders”). Pursuant to the terms of the share purchase agreements with each of the Selling Shareholders, for so long as Great Hill collectively owns: (i) in the case of the share purchase agreements entered into with the co-founders, at least 10% of the outstanding ordinary shares; and (ii) in the case of the share purchase agreements entered into with Tiger Global Management and Criterion Capital Management, at least 5% of the outstanding ordinary shares, each Selling Shareholder agreed that:

•

if at any time Great Hill notifies a Selling Shareholder of its desire and intention to designate a single director (“Great Hill Director”) in advance of any meeting of the shareholders for the election of directors or when any other approval is sought with respect to the election of directors, such Selling Shareholder agreed to vote all of its voting shares that are owned or held of record by such Selling Shareholder or to which it has voting power or can direct, restrict or control any such voting power (the “Remaining Shares”) to elect such Great Hill Director; and

•

if at any time Great Hill notifies a Selling Shareholder of its desire and intention to remove or replace a Great Hill Director or to fill a vacancy caused by the resignation of a Great Hill Director, such Selling Shareholder agreed to cooperate in causing the requested removal and/or replacement by voting in the appropriate manner.

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

Pursuant to the Standstill Agreement, Great Hill Equity Partners II agreed that it would not, other than through bona fide all cash offers made in accordance with the terms of the Standstill Agreement to all of the Company’s shareholders or share repurchases or other actions initiated by the Company, acquire or seek to acquire beneficial ownership of any of our voting securities (or rights to acquire any class of our securities or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (i) prior to giving effect thereto, the Great Hill Group beneficially owns less than 60% of Total Voting Power and (ii) after giving effect, the Great Hill Group would beneficially own more than 29.9% of Total Voting Power.

As such, Great Hill may, in accordance with the terms of the Standstill Agreement, participate in and initiate any tender, takeover or exchange offer, other business combination or other transaction, such as taking our company private, any of which may be to the detriment of our shareholders.

Most of our ordinary shares and ordinary shares issuable upon the exercise of our warrants and options are eligible for sale, which results in dilution and may cause the price of our ADSs to decrease.

If our shareholders sell a substantial number of our shares, including those represented by ADSs and GDSs, in the public market, the market price of our ADSs could fall. Our ordinary shares in the form of GDSs trade on the Frankfurt Stock Exchange. We have registered on Form S-1 for sale in the United States all of our issued and outstanding ordinary shares, ordinary shares underlying all of our outstanding warrants and ordinary shares underlying all of the options held by our officers, directors and shareholders who own more than 10% of our issued and outstanding securities. The registration statement registers an aggregate of 33,263,996 ordinary shares and ordinary shares underlying warrants or options. In addition, we have filed a registration statement under the Securities Act of 1933, as amended, on Form S-8 covering all of the ordinary shares issuable upon exercise of our outstanding options and options available for future grant under our share option schemes. As of March 1, 2007, we had 4,344,675 ordinary shares underlying outstanding options and 13,389,575 ordinary shares underlying options available for future grant. Sales of ordinary shares by existing shareholders in the public market, or the availability of such ordinary shares for sale, could materially and adversely affect the market price of our securities.

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

Not Applicable

ITEM 2. PROPERTIES

We do not own any real property. Our headquarters are located in Beverly Hills, California, where we occupy approximately 25,000 square feet of office space that houses our technology department, customer service operations, and most of our corporate and administrative personnel. The current lease ends on July 31, 2007 and has a monthly base rent of $56,149. On March 7, 2007, we signed an amendment to extend the lease another year to July 31, 2008 with a monthly base rent of $74,865 effective August 1, 2007. We also lease office space in Provo, Utah; New York, Israel, and England. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

Dating Services Class Action Complaints

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

On August 8, 2006, the Court granted the Company’s application to bifurcate the Adelman trial of the issue of actual injury or damages and set the trial for August 17, 2006 (the “Bifurcated Damages Trial”). The Court determined at the Bifurcated Damages Trial that Adelman did not suffer any actual injury or damages, Adelman’s claims were dismissed, and a judgment was entered to award attorneys’ fees and costs to the Company. On January 31, 2007, the Court awarded the Company $50,000 in legal fees. Adelman has filed an appeal seeking to vacate the judgment. In addition, the Company has filed an appeal of the attorneys’ fees award in order to seek an award of all of the attorneys’ fees incurred in this matter. Although we agree that the Court properly granted our Attorneys’ Fees Motion, we believe that the Court should have awarded us attorneys’ fees in the full amount we requested, approximately $390,000, and not the amount actually awarded, $50,000. Adelman has cross-appealed in attempt to vacate the attorneys’ fees award entirely.

On March 25, 2005, the court in Fertelmeyster entered its Memorandum Opinion and Order (“Memorandum Opinion”) granting summary judgment in our favor, on the grounds that Fertelmeyster lacks standing to seek injunctive relief or restitutionary relief under the Illinois Dating Services Act, Fertelmeyster did not suffer any actual damages, and that we were not unjustly enriched as a result of our contract with Fertelmeyster. The Memorandum Opinion “disposes of all matters in controversy” in the litigation and also provides that we are subject to the Illinois Dating Services Act and, as such, our subscription agreements violate the act and are void and unenforceable. This ruling may subject us to potential liability for claims brought by the Illinois Attorney General or customers that have been injured by our violation of the statute. Fertelmeyster filed a Motion for Reconsideration of the Memorandum Opinion and, on August 26, 2005, the court issued its opinion denying Fertelmeyster’s Motion for Reconsideration. In the opinion, the court, among other things: (i) decertified the class, eliminating the last remnant of the litigation; (ii) rejected each of the plaintiff’s arguments based on the arguments and law that we provided in our opposition; (iii) stated that the court would not judicially amend the Illinois statute to provide for restitution when the legislature selected damages as the sole remedy; (iv) noted that the cases cited by plaintiff in connection with plaintiff’s Motion for Reconsideration actually support the court’s prior order granting summary judgment in our favor; and (v) denied plaintiff’s Motion for Reconsideration in its entirety. The time period for filing an appeal from the Memorandum Opinion in the Fertelmeyster Action has now expired, and as a result, the Fertelmeyster litigation is now concluded.

In December 2002, the Supreme Court of New York dismissed the case brought by Ms. Grossman. Although the plaintiff appealed the decision, in October 2004, the New York Supreme Court, Appellate Division upheld the lower court’s dismissal. In addition, two Justices in a concurring opinion concluded that our services were not covered under the New York Dating Services Act.

Kristal v. Spark Networks plc

On July 21, 2005, Leonard Kristal (“Kristal”) and MatchPower Ltd. (“MatchPower”) filed an action in the Los Angeles County Superior Court, Civil Action No. SC086367, entitled “LEONDARD KRISTAL, and MATCHPOWER, LTD., Plaintiffs, v. MATCHNET, PLC; SPARK NETWORKS, PLC, and DOES 1 through 25, inclusive, Defendants (the “Kristal/MatchPower Action”). In their complaint, Kristal and MatchPower assert claims for a breach of contract, wrongful termination in violation of public policy, and solicitation of employee by misrepresentation. MatchPower alleges that it entered into an agreement with us to pay MatchPower the sum of $15,000 per month from March 30, 2004 through April 2005 and that we owe MatchPower the sum of $90,000 under the agreement. We filed a Motion to Dismiss and/or for Forum Non Conveniens under the MatchPower agreement, which provides that the exclusive jurisdiction for disputes is “the English courts,” in order to require that MatchPower litigate its claims, if any, in England. The court granted that Motion and MatchPower is no longer a party to the case. Kristal alleges that (i) we entered into an employment agreement pursuant to which Kristal was employed on a part-time basis at the rate of $10,000 per month through April 2005, (ii) the employment agreement was amended in July 2004 to increase Kristal’s monthly salary to $15,000 per month, (iii) Kristal was required to move and establish residency in Los Angeles and (iv) the employment agreement was terminated on December 22, 2004. Kristal alleges that we owe him $85,000 under the agreement, plus a waiting time penalty of $15,000. Kristal also alleges that, in August 2004, we orally promised Kristal the right to purchase at least 110,000 shares of our shares at a purchase price of $2.50 and that he was terminated because he made a written complaint that he had not been paid according to his contract and as a result, his termination was a retaliatory termination in violation of public policy. Kristal claims that he is entitled to recover damages for pain and suffering and emotional distress and punitive damages based on his retaliatory termination. In addition, Kristal claims that he was induced to move to Los Angeles for the purpose of accepting employment from us in Los Angeles and that we promised Kristal employment at least through April 2005, together with wages for employment at the rate of $15,000 per month. According to Kristal, we misrepresented to Kristal the length of his employment and the compensation therefore, and as a result, he claims he is entitled to double damages caused by misrepresentations allegedly made by us to Kristal pursuant to California Labor Code § 972.

A mediation occurred in the Kristal/MatchPower Action on January 17, 2006. At the mediation, the parties entered into a binding settlement stipulation (the “Stipulation”). According to the terms of the Stipulation, we will pay to Kristal the sum of $150,000 in equal monthly installments of $8,333.33 commencing February 1, 2007, and Kristal and MatchPower will: (i) execute general releases of known and unknown claims in our favor and (ii) dismiss with prejudice the action they have filed against us. A disagreement exists regarding the language to be included, and the scope of, the General Release. On April 17, 2006, the Court granted the Company’s motion to enforce the Stipulation and ordered Kristal to execute a release of claims against the Company, and a request for dismissal of the Kristal/ MatchPower Action with prejudice. This matter is now settled, and we have commenced making the monthly payments to Kristal.

Akonix Systems, Inc. Arbitration

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

Akonix claimed damages in excess of $500,000, based on the difference between the strike price for the Stock Option and the highest trading price of our stock in 2004. We contended that Akonix is not entitled to pursue any claim based on the Stock Option because, among other things, (a) Akonix did not timely demand issuance of the Stock Option, (b) Akonix did not tender to us payment of the option price, and (c) the provision in the Akonix Contract for issuance of the Stock Option is unenforceable, as no agreement was reached on the length of time within which Akonix was entitled to exercise the Stock Option.

In Akonix, the parties had a status conference with the arbitrator, pursuant to which the applicable deadlines for completing discovery and proceeding with the arbitration had been continued indefinitely. In the status conference, the parties agreed in concept to mediating this dispute. The mediation in Akonix occurred on January 31, 2006. At the mediation, we proposed to settle the claims of Akonix for a payment of $75,000. On February 16, 2006, Akonix accepted our proposal and the matter has been settled.

JetPay

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

Dinolfo v. Spark Networks plc

On February 27, 2007, Kenneth J. Dinolfo initiated an action, Dinolfo v. Spark Networks plc, action in New Jersey Superior Court in Essex County (Case No. L 1699-07). Mr. Dinolfo variously alleges claims for violations of his privacy and misappropriation of his likeness under common law and California and New Jersey statutes and seeks compensatory and statutory damages and attorneys’ fees. We maintain that we have not properly been served with a copy of the Complaint. We strongly dispute the merits of the claims asserted and, should service of process be properly effected, we shall vigorously defend the claims and assert all appropriate counterclaims.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2006, we held our 2006 Annual General Meeting of Shareholders (the “AGM”). At the AGM, our shareholders voted to:

(i)	elect all five board nominees to serve as directors of Spark Networks and David E. Siminoff was re-elected to serve as Chairman of the Board;

(ii)	approve to receive the Company’s accounts for the year ended December 31, 2005;

(iii)	approve the Directors’ Remuneration Report;

(iv)	approve the reappointment of Ernst & Young LLP as independent auditors; and

(v)	approve the Company’s Share Repurchase Plan authorizing the potential repurchase of up to an aggregate of approximately 2,000,000 shares

The foregoing resolutions were approved by the following numbers of votes for, against and withheld/abstained (or broker non-votes) as identified below:

RESOLUTION		FOR	AGAINST	ABSTAIN	TOTAL
(i)	Election of Adam S. Berger	17,374,424	3,800	0	17,378,224

(i)	Election of Jonathan B. Bulkeley	17,374,051	4,173	0	17,378,224

(i)	Election of Christopher S. Gaffney	17,260,186	118,038	0	17,378,224

(i)	Election of Michael A. Kumin	17,207,227	170,997	0	17,378,224

(i)	Election of Scott M. Sassa	17,260,286	117,938	0	17,378,224

(i)	Election of David E. Siminoff	16,927,789	283,238	167,197	17,378,224

(ii)		17,378,224	0	0	17,378,224

(iii)		17,209,224	169,000	0	17,378,224

(iv)		17,209,124	169,100	0	17,378,224

(v)		15,061,464	114,138	2,202,622	17,378,224

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares in the form of ADSs were approved in February 2006 for trading on the American Stock Exchange under the trading symbol “LOV.” As of the filing date of this report, an established public trading market for our ADSs has not yet developed. Our ordinary shares in the form of GDSs are currently traded on the Frankfurt Stock Exchange under the symbol “MHJG”. The following table summarizes the high and low sales prices of our GDSs in euros as reported by the Frankfurt Stock Exchange for the periods noted below, and as translated into U.S. dollars at the currency exchange rate in effect on the date the price was reported on the Frankfurt Stock Exchange. The currency exchange rate is based on the average bid and ask exchange price as reported by OANDA for such date.

	High		Low
Year ended December 31, 2005
First Quarter	€8.25	$10.66	€6.16	$8.02
Second Quarter	€8.00	$10.37	€5.26	$6.47
Third Quarter	€7.50	$9.28	€5.25	$6.85
Fourth Quarter	€6.29	$7.50	€4.45	$5.22
Year ended December 31, 2006
First Quarter	€6.48	$7.83	€5.03	$6.05
Second Quarter	€5.35	$6.60	€3.78	$4.75
Third Quarter	€4.75	$6.08	€4.01	$5.13
Fourth Quarter	€4.80	$6.17	€4.00	$5.23

We had 84 shareholders of record, including holders who are nominees for an undetermined number of beneficial owners, as of March 1, 2007. We had not declared or paid any cash dividends on our common shares. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future. Our equity compensation plan information is provided as set forth in Part III, Item 12 (“Security Ownership Of Certain Beneficial Owners and Management and Related Shareholder Matters”) of this report.

Performance Graph

The performance graph shown below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Spark Networks plc under the Securities Act of 1933, as amended, or the Exchange Act. The performance graph compares the cumulative total stockholder return on our ADSs as traded on the American Stock Exchange, the AMEX Market Value (US & Foreign) Index and the RDG Internet Composite Index of comparable companies for the period commencing on February 14, 2006 and ending on December 31, 2006. The graph assumes $100 invested on February 14, 2006 in our ADSs, the AMEX Market Value (US & Foreign) Index, the RDG Internet Composite Index and reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities

During the year ended December 31, 2006, we have issued unregistered securities to the persons described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder, except as specified below. All recipients had adequate access, through their relationships with us, to information about us.

In August 2003, we issued warrants to Europlay Capital Advisors, LLC (“ECA”), an accredited investor as defined in Rule 501(a) under Regulation D, for the purchase of up to 1,000,000 ordinary shares at an exercise price of $2.44 per share in exchange for financial consulting services provided to us by ECA. In December 2004, ECA and our company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, we issued a warrant certificate for 750,000 shares. From January 1, 2006 to December 31, 2006, pursuant to the terms of the warrant agreement, ECA effected cashless exercises of warrants accounting for a total of 210,000 ordinary shares at a per share exercise price of $2.44 and we, after accounting for ECA’s cashless exercises, issued a total of 123,078 ordinary shares pursuant to such exercises.

Purchases of Equity Securities

On November 21, 2006, we announced the approval of a share repurchase plan whereby the Company is authorized to repurchase up to two million shares of the Company’s outstanding common stock . All shares reported in the table above were purchased through the Company’s publicly announced share repurchase program. The authorization to repurchase shares is valid until May 21, 2008.

The table below sets forth information regarding the Company’s purchases of its ordinary shares during the three months ended December 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
November 1—November 31	36,742	$6.08	36,742	$19,776,609
December 1—December 31	57,817	5.40	57,817	$19,464,397

Total	94,559		94,559

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included herein. The following selected consolidated statement of operations data for each of the three years ended December 31, 2006, and the selected consolidated balance sheet data as of December 31, 2006 and 2005, are derived from the audited consolidated financial statements of our company included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from the audited consolidated financial statements of our company not included in this report. Our ordinary shares in the form of GDSs currently trade on the Frankfurt Stock Exchange, in Germany. Pursuant to the laws governing this exchange, we publicly reported our quarterly and annual operating results. On April 28, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our new auditors, we restated our financial statements for the first three quarters of 2003 and for each of the years ended December 31, 2002 and 2001 to correct inappropriate accounting entries. You should therefore not rely on data derived from such financial statements. The historical results are not necessarily indicative of results to be expected in any future period.

	Years ended December 31, (1)
(in thousands, except per share amounts)	2006	2005	2004 (6)	2003 (6)	2002
Consolidated Statements of Operations Data:
Net revenues	$68,853	$65,511	$65,052	$36,941	$16,352
Direct marketing expenses	24,574	24,411	31,240	18,395	5,396

Contribution margin	44,279	41,100	33,812	18,546	10,956
Operating expenses:(6)
Indirect marketing	1,130	1,208	2,607	986	403
Customer service	3,708	2,827	3,379	2,536	1,207
Technical operations	7,638	7,546	7,184	4,481	1,587
Product development	3,296	4,118	2,013	959	603
General and administrative	20,606	25,074	29,253 (2)	18,537	7,996
Amortization of intangible assets other than goodwill	1,184	1,085	860	555	524
Impairment of long-lived assets	114	105	208	1,532	—

Total operating expenses	37,676	41,963	45,504	29,586	12,320

Operating income (loss)	6,603	(863)	(11,692)	(11,040)	(1,364)
Interest (income) and other expenses, net	(696)	711	(66)	(188)	(840)

Income (loss) before income taxes	7,299	(1,574)	(11,626)	(10,852)	(524)
Provision benefit for income taxes	736	(136)	1	—	—

Net income (loss)	$6,563	$(1,438)	$(11,627)	$(10,852)	$(524)
Net income (loss) per share—basic(3)	$0.21	$(0.06)	$(0.51)	$(0.57)	$(0.03)
Net income (loss) per share—diluted(3)	$0.21	$(0.06)	$(0.51)	$(0.57)	$(0.03)
Weighted average shares outstanding-basic(3)	30,580	26,105	22,667	18,970	18,460
Weighted average shares outstanding-diluted(3)	31,248	26,105	22,667	18,970	18,460
Other Financial Data:
Depreciation	2,968	3,624	3,065	1,441	874
Additional Information:
Average paying subscribers(4)	236,868	214,793	226,093	125,843	70,496

	Years Ended December 31,
	2006	2005	2004 (6)	2003 (6)	2002
(6) Operating expenses include share-based compensation as follows:
Indirect marketing	$40	$24	$156	$79	$—
Customer service	70	44	—	—	—
Technical operations	652	338	22	140	—
Product development	397	248	—	—	—
General and administrative	$2,708	$2,063	$1,526	$1,652	$—

	Years Ended December 31,
	2006	2005	2004 (6)	2003 (6)	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$20,608	$17,292	$7,423	$5,815	$7,755
Total assets	51,526	48,620	27,359	16,969	17,461
Deferred revenue	4,051	4,991	3,933	3,232	1,535
Capital lease obligations and notes payable	1,416	10,830	1,873	487	—
Total liabilities	13,721	23,437	16,872	11,659	3,998
Shares subject to rescission(5)	8,079	6,089	3,819	—	—
Accumulated deficit	(38,510)	(45,073)	(43,635)	(32,008)	(21,156)
Total shareholders’ equity	$29,826	$19,094	$6,668	$5,310	$13,463

(1)	Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of certain asset and business acquisitions.

(2)	In 2004, general and administrative expenses included an expense of approximately $2.4 million related to an employee severance, $2.1 million related to the United States initial public offering of MatchNet, Inc. that was planned for mid-2004, but which was withdrawn shortly after the related registration statement was filed in the third quarter of 2004, as well as one legal settlement resulting in the recognition of $900,000 in expenses in the third quarter and two legal settlements resulting in the recognition of $2.1 million in expenses in the fourth quarter of 2004. In 2003, general and administrative expenses included a charge of $1.7 million primarily related to a settlement with Comdisco.

(3)	For information regarding the computation of per share amounts, refer to note 1 of our consolidated financial statements.

(4)	Average Paying Subscribers: Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

(5)	Under our 2000 Executive Share Option Scheme (“2000 Option Scheme”), we granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, we may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, we may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares. However, it is the Securities and Exchange Commission’s position that a rescission offer will not bar or extinguish any liability under the Securities Act of 1933 with respect to these options and shares, nor will a rescission offer extinguish a holder’s right to rescind the issuance of securities that were not registered or exempt from the registration requirements under the Securities Act of 1933. As of December 31, 2006, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $8.1 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to our company upon exercise of their option.

(6)	For the purposes of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our revenues have grown from $659,000 in 1999 to $68.9 million in 2006. For the year ended December 31, 2006, we had 236,868 average paying subscribers, representing an increase of 10.3% from the same period in 2005. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period. Our key Web sites include JDate.com, which targets the Jewish singles community in the United States AmericanSingles.com, which targets the U.S. mainstream online singles community BlackSingles.com, which targets the U.S. African American community, and Relationships.com, which targets the Christian community in the United States. Our subscription fees have traditionally been charged on a monthly basis, with discounts for longer-term subscriptions.

We have grown both internally and through acquisitions of entities, and selected assets of entities, offering online personals services and related businesses. As a result of each of these acquisitions, we have been able to expand and cross-promote into vertical affinity markets, combine the target entity’s existing database of online personals customers into one of our Web sites’ databases, with the goal of attracting new members to our Web sites, retaining as many of them as possible and converting them into paying subscribers. Through our business acquisitions, we have expanded into new markets, leveraged and enhanced our existing brands to improve our position within new markets, and gained valuable intellectual property. During the last three years, we made the following acquisitions:

•

On December 7, 2006, we acquired the assets of Stu & Lew Productions, creator of “Schmooze-a -Palooza”, an annual event held in December, for $50,000. We believe this acquisition further strengthens JDate’s offline presence and solidifies its connection to Jewish singles, most notably in the Los Angeles & New York markets.

•	On May 5, 2006, we completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online singles community, for $2.3 million, of which $2.0 million was paid up front in cash and $300,000 will be paid in cash on the one year anniversary of the acquisition. We believe that the acquisition of LDSSingles will strengthen our market share in the religious online singles niche, particularly in the LDS market.

•

On May 19, 2005, we acquired MingleMatch, Inc., a company that operates religious, ethnic, special interest and geographically targeted online singles communities. The acquisition of MingleMatch fits with our strategy of creating affinity-focused online personals that provide quality experiences for our members. We expect that our purchase of MingleMatch will allow for numerous cost savings and revenue synergies. Expected cost savings include savings from cost reductions in customer service and marketing, where we plan to be able to market to existing members of our other Web sites, particularly AmericanSingles. Expected revenue synergies include cross-promotion and bundled subscription opportunities with members of our other Web sites, particularly AmericanSingles.

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

Web Site and Software Development Costs

We capitalize costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal-use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. We exercise judgment in determining which stage of development a software project is in at any point in time.

In accordance with Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs,” we expense costs related to the planning and post-implementation phases of our Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for the Web site are included in expenses in the accompanying consolidated statements of operations.

Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. In accordance with the above accounting literature, we estimate the amount of time spent by our engineers in developing our software and enhancements to our Web sites.

On a regular basis, management reviews the capitalized costs of Web sites and software developed to ensure that these costs relate to projects that will be completed and placed in service. Any projects determined not to be viable will be reviewed for impairment in accordance with SFAS No. 144.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and indefinite-lined intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and test property, plant and equipment, and other intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess goodwill, and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:

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

When we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the case of the other intangible assets and other long-lived assets, this measurement is only performed if the projected undiscounted cash flows for the asset are less than its carrying value. In 2006, after conducting our annual analysis of intangible assets and other long-lived assets, we determined that some of the domain names with indeterminate lives were deemed to have lost their value and as a result we recognized impairment expense of $114,000. No indicators of impairment in goodwill were present in 2006 and no indicators of impairment of goodwill or other intangible assets were present in 2005 and 2004.

Accounting for Business Combinations

We have acquired the stock or specific assets of a number of companies from 1999 through 2006 some of which were considered to be business acquisitions. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful life assigned to each class of assets and liabilities acquired can significantly impact net income. Different classes of assets will have useful lives that differ. For example, the useful life of member database, which is three years, is not the same as the useful life of a paying subscriber list, which is three months, or a domain name, which is indefinite. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period or no amortization for indefinite lived intangibles.

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

We used the equity method of accounting for our investment in affiliates over which we exert significant influence. Significant influence is generally having between a 20% to 50% ownership interest. At December 31, 2005, we owned a 20% interest in Playahead (Duplo) AB which we accounted for using the equity method. On October 19, 2006, the Company sold all its shares in Playahead AB for $1.4 million in cash and recognized a gain of approximately $300,000.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in the notes to the financial statements and under “Business—Legal Proceedings.” To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and make or, if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Accounting for Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to more likely than not be realized in our future tax returns. As of December 31, 2006 and 2005, we had a valuation allowance that completely offset our net deferred tax asset. Should we determine in the future that we will likely realize all or part of our net deferred tax assets, we will adjust the valuation allowance so that we will have a deferred tax asset available that will be realized in our future tax returns.

At December 31, 2006, we had net operating loss carry-forwards of approximately $37.8 million and $33.6 million to reduce future federal and state taxable income, respectively. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of our company. Of the net operating losses available, approximately $1.4 million and $500,000 for federal and state purposes, respectively, are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available net operating losses do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding our ability to realize the benefit in the future.

Adoption of SFAS 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) requires a company to recognize compensation expense based on the fair value at the date of grant for share options and other share-based compensation, eliminating the use of the intrinsic value method. We adopted Statement 123(R) on July 1, 2005, and as a result, our loss before income taxes for the year ended December 31, 2005, is $2.7 million, or $0.11 per basic and diluted share higher, than if we had continued to account for share-based compensation under APB Opinion No. 25. Prior to adoption of SFAS No. 123(R), we recognized forfeitures as they occurred. The impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures was approximately $942,000 lower than under SFAS No. 123.

At December 31, 2005, we had two share-based employee compensation plans, which are described more fully in Note 10 of the consolidated financial statements contained herein. Prior to July 1, 2005, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Only share-based employee compensation related to variable accounting (as discussed in Note 10, Shareholders’ Equity) was recognized in our Statements of Operations for the year ended December 31, 2004 and in the six month period ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying ordinary share on the date of grant. Effective July 1, 2005, we adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

	Year Ended December 31,
	2005	2004
Net loss as reported	$(1,438)	$(11,627)
Add: SFAS 123 (R) share based employee compensation expense included in reported net income, net of related tax effects	2,717	—
Add: share based employee compensation expense recorded in the accompanying consolidated statements of operations Pre-SFAS 123 (R)	(30)	367
Deduct: Total share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,460)	(3,452)

Pro forma net loss	$(4,211)	$(14,712)

Loss Per Share
Basic & diluted	$(0.06)	$(0.51)
Pro forma—basic & diluted	$(0.16)	$(0.65)

Note that the above pro forma disclosures are provided for 2004 and 2005 because employee share options were not accounted for using the fair-value method during 2004 and during the first six months of 2005.

In accordance with Statement 123, the fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model for those options granted prior to July 1, 2005. The following assumptions were used to determine fair value:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Expected life in years	4	4
Dividend per share	—	—
Volatility	76.2%	70.0%
Risk-free interest rate	3.5%	3.5%

In accordance with Statement 123(R), we used historical and empirical data to assess different forfeiture rates for three different groups of employees. We must reassess forfeiture rates when deemed necessary and we must calibrate actual forfeiture behavior to what has already been recorded. For 2006 and the six month period ending December 31, 2005, we had three groups of employees whose behavior was significantly different than those of other groups, therefore we estimated different forfeiture rates for each group.

Prospective compensation expense was calculated using a bi-nomial or lattice model with the following variables:

	Periods Prior to June 30, 2006	Periods After June 30, 2006
Expected life in years	4	4
Dividend per share	0	0
Volatility	75%	45%
Risk-free interest rate	3.5%	4.5%

The volatility rate was derived by examining historical share price behavior and assessing management’s expectations of share price behavior during the term of the option. In 2005 and 2006, the volatility of our share price significantly declined. In July 2006, management reassessed expected volatility and concluded that using 45% instead of the 75% we had been using for periods prior to June 30, 2006 would more closely reflect the volatility over the term of the options.

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

We account for shares issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.

The following table describes our pro forma statement of consolidated operations and EBITDA:

	Year Ended December 31, 2006 (in thousands)			Year Ended December 31, 2005 (in thousands)
	Spark Networks Consolidated	Share Based Compensation (1)	Pro Forma Consolidated	Spark Networks Consolidated	Share Based Compensation(1)	Pro Forma Consolidated
Net revenues	$68,853	$—	$68,853	$65,511	$—	$65,511
Direct marketing expenses	24,574	—	24,574	24,411	—	24,411

Contribution margin	44,279	—	44,279	41,100	—	41,100
Operating expenses:
Indirect marketing	1,130	40	1,090	1,208	24	1,184
Customer service	3,708	70	3,638	2,827	44	2,783
Technical operations	7,638	652	6,986	7,546	338	7,208
Product development	3,296	397	2,899	4,118	248	3,870
General and administrative	20,606	2,708	17,898	25,074	2,063	23,011
Amortization of intangible assets other than goodwill	1,184	—	1,184	1,085	—	1,085
Impairment of long lived assets	114	—	114	105	—	105

Total operating expenses	37,676	3,867	33,809	41,963	2,717	39,246

Operating (loss) income	6,603	(3,867)	10,470	(863)	(2,717)	1,854
Interest (income) and other expenses, net	(696)	—	(696)	711	—	711

Pre-tax (loss) income	7,299	(3,867)	11,166	(1,574)	(2,717)	1,143
Income taxes	736	—	736	(136)	—	(136)

Net (loss) income	$6,563	$(3,867)	$10,430	$(1,438)	$(2,717)	$1,279

Interest expense	(166)	—	(166)	193	—	193
Income taxes	736	—	736	(136)	—	(136)
Depreciation	2,968	—	2,968	3,624	—	3,624
Amortization of intangible assets	1,184	—	1,184	1,085	—	1,085

EBITDA(2)	$11,285	$(3,867)	$15,152	$3,328	$(2,717)	$6,045

(1)	We believe it is useful in measuring our operations to exclude share-based compensation expense, which is a non-cash charge recorded in our income statements for the first time in the second half of 2005 as a result of the implementation of SFAS 123(R). Using the non-GAAP measure limits the users’ ability to judge true expenses of our company in the current period. However, traditionally investors and analysts using financial information discount GAAP operating results to provide a better picture of the cash generating potential of a company. To avoid the limitation, management provides the GAAP measure in all of its financial information other than the information listed in the chart above. We believe that the non-GAAP measure provides useful information to management and investors regarding how the expenses associated with the application of SFAS 123(R) are reflected on the statements of operations and facilitates comparisons to our historical operating results. Our management uses this information internally for reviewing the financial results, forecasting and budgeting.

(2)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA should not be construed as a substitute for net income (loss) or net cash provided by (used in) operating activities (all as determined in accordance with GAAP) for the purpose of analyzing our operating performance, financial position and cash flows, as EBITDA is not defined by GAAP. We utilize EBITDA as a financial measure because management believes that investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We believe it is a complement to net income and other GAAP financial performance measures.

Segment Reporting

We divide our business into three operating segments: (1) the JDate segment, which consists of our JDate.com Web site and its co-branded Web sites, (2) the AmericanSingles segment, which consists of our AmericanSingles.com Web site and its co-branded Web sites, and (3) the Other Businesses segment, which consists of all our other Web sites and businesses.

	Year Ended December 31,
(in thousands)	2006	2005	2004
Revenues
JDate	$28,301	$25,961	$23,820
AmericanSingles	22,396	29,217	35,224
Other Businesses	18,156	10,333	6,008

Total	$68,853	$65,511	$65,052

Direct Marketing
JDate	$3,295	$2,885	$1,740
AmericanSingles	11,870	15,167	24,954
Other Businesses	9,409	6,359	4,546

Total	$24,574	$24,411	$31,240

Contribution
JDate	$25,006	$23,076	$22,080
AmericanSingles	10,526	14,050	10,270
Other Businesses	8,747	3,974	1,462

Total	$44,279	$41,100	$33,812

Unallocated operating expenses	37,676	41,963	45,504
Operating income (loss)	$6,603	$(863)	$(11,692)

Key Business Metrics

We regularly review certain operating metrics in order to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. The key business metrics that we utilize include the following:

•

Average paying subscribers: Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and website features beyond those provided to our members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

•

Average monthly net revenue per paying subscriber: Average monthly net revenue per paying subscriber represents the total net subscriber revenue for the period divided by the number of average paying subscribers for the period, divided by the number of months in the period.

•

Direct subscriber acquisition cost: Direct subscriber acquisition cost is defined as total direct marketing costs divided by the number of new paying subscribers during the period. This represents the average cost of acquiring a new paying subscriber during the period.

•

Monthly subscriber churn: Monthly subscriber churn represents the ratio, expressed as a percentage, of (i) the number of paying subscriber cancellations during the period divided by the number of average paying subscribers during the period and (ii) the number of months in the period.

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

	Year Ended December 31,
	2006	2005	2004
Average Paying Subscribers:
JDate	74,983	69,299	69,833
AmericanSingles	80,519	102,914	132,464
Other Businesses	81,366	42,580	23,796

Total	236,868	214,793	226,093

Average Monthly Net Revenue per Paying Subscriber:
JDate	$31.45	$31.22	$28.42
AmericanSingles	23.18	23.66	22.16
Other Businesses	17.21	18.27	16.75
Total	23.75	25.03	23.53

Direct Subscriber Acquisition Cost:
JDate	$14.12	$12.70	$8.09
AmericanSingles	39.13	35.16	43.29
Other Businesses	28.66	32.05	34.74
Total	28.40	28.36	33.85

Monthly Subscriber Churn:
JDate	25.5%	26.8%	25.8%
AmericanSingles	32.4%	37.8%	35.6%
Other Businesses	26.7%	27.0%	26.8%
Total	28.2%	32.1%	31.7%

In 2006, 2005 and 2004, average paying subscribers for the AmericanSingles segment decreased in line with management’s goals of rightsizing the segment by reducing marketing spending to the most effective level possible. We increased marketing spending for JDate, primarily in the area of off-line marketing. Such marketing initiatives are targeted at brand building and name recognition. The marketing programs most prominently include print and billboard advertising. We include the costs of these marketing programs in the direct marketing expense for the JDate segment. As these are new marketing initiatives and spending that we have not previously undertaken, it has resulted in an increase in our customer acquisition cost for JDate. Even after these increased spending programs, the cost of customer acquisition for JDate is significantly lower than for our other segments due to the strong brand perception and word of mouth reputation of JDate.

We expect the cost of customer acquisition for JDate to remain below the acquisition cost for our other segments. AmericanSingles and our other Web sites operate in much more competitive environments, and therefore we generally must spend more on marketing to attract new subscribers. During a period when the number of both new subscribers joining and current subscribers canceling are increasing, but more new subscribers are choosing longer term contracts, then the churn rate can increase while average revenue per subscriber falls. We are constantly striving to improve our Web sites to retain our existing subscribers. However, we do not forecast churn rates, and lack the ability to accurately do so.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Direct marketing	35.7	37.3	48.0

Contribution margin	64.3	62.7	52.0

Operating expenses:
Indirect marketing	1.6	1.8	4.0
Customer service	5.4	4.3	5.2
Technical operations	11.1	11.5	11.0
Product development	4.8	6.3	3.1
General and administrative	29.9	38.3	45.0
Amortization of intangible assets other than goodwill	1.7	1.7	1.3
Impairment of long lived assets	0.2	0.2	0.3

Total operating expenses	54.7	64.1	69.9

Operating income (loss)	9.6	(1.3)	(17.9)
Interest and other (income), expenses, net	(1.0)	1.1	(0.1)

Income (loss) before income taxes	10.6	(2.4)	(17.8)
Provision (benefit) for income taxes	1.1	(0.2)	—

Net income (loss)	9.5%	(2.2)%	(17.8)%

For the purposes of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Business Metrics

For the year ended December 31, 2006, average paying subscribers for the JDate segment increased 8.2% to 74,983, compared to 69,299 for the same period last year. For the year ended December 31, 2006, average paying subscribers for the AmericanSingles segment decreased 21.8% to 80,519 compared to 102,914 for the same period in 2005. For the year ended December 31, 2006, average paying subscribers for Web sites in our Other Businesses segment increased 91.1% to 81,366, compared to 42,580 for the same period in 2005. The increase in average paying subscribers for JDate for the year ended December 31, 2006 is a result of increased marketing spending to acquire new JDate members. The decrease in average paying subscribers for AmericanSingles is due to a decline in the total marketing expenditures in 2006 compared to 2005. The increase in average paying subscribers for our Other Businesses segment is due primarily to the acquisitions of MingleMatch in May 2005 and the acquisition of LDSSingles.com© in May 2006 as well as well as strong growth in our websites such as BlackSingles.com and Relationships.com which were acquired in the Minglematch acquisition.

For the year ended December 31, 2006, average monthly net revenue per paying subscriber for the JDate segment remained flat as compared to the year ended December 31, 2005. The AmericanSingles segment decreased 2% as members started taking advantage of longer term subscriptions at lower price points in 2006. The Other Businesses segment decreased 5.8% primarily due to the purchase of MingleMatch in 2005 and LDSSingles in 2006 both of which had lower price points than our other sites prior to the acquisitions.

For the year ended December 31, 2006, direct subscriber acquisition cost for JDate segment increased 11.2% to $14.12 compared to $12.70 for the same period in 2005. The increase in direct subscriber acquisition costs for JDate is due to new marketing initiatives for JDate, including brand building marketing. For the year ended December 31, 2006, direct subscriber acquisition costs for AmericanSingles increased 11.3% to $39.13 compared to $35.16 for the same period in 2005. For the year ended December 31, 2006, direct subscriber acquisition cost for the Web sites in our Other Businesses segment decreased 10.6% to $28.66 compared to $32.05 for the same period in 2005.

For the year ended December 31, 2006, monthly subscriber churn for JDate decreased slightly to 25.5% compared to 26.8% for the same period in 2005. For the year ended December 31, 2006, monthly subscriber churn for AmericanSingles decreased to 32.4%, compared to 37.8% for the same period in 2005. For the year ended December 31, 2006, monthly subscriber churn for the Web sites in our Other Businesses segment decreased to 26.7% compared to 27.0% for the same period in 2005. The decrease in the churn at year-end 2006 is due to the addition of LDSSingles.

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 2% of net revenues for the years ended December 31, 2006 and 2005, are attributable to certain promotional events and revenue from advertising sold on our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, six and twelve months. Plans with durations of longer than one month are available at discounted rates. Most subscription programs renew automatically for subsequent periods until subscribers terminate them.

Net revenues for JDate increased 9.0% to $28.3 million for the year ended December 31, 2006 compared to $26.0 million in 2005. The increase in net revenues for JDate is due to an increase in average paying subscribers. Net revenues for AmericanSingles decreased 23.3 % to $22.4 million for the year ended December 31, 2006, compared to $29.2 million for the same period in 2005. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 75.7% to $18.2 million for the year ended December 31, 2006 compared to $10.3 million for the same period in 2005. The Company’s Other Businesses segment revenue increased mainly due to the full year contribution of MingleMatch, Inc., purchased in the second quarter of 2005, and the asset acquisition of LDS Singles in the second quarter of 2006.

Direct Marketing Expenses

Direct marketing expenses for JDate increased 14.2% to $3.3 million for the year ended December 31, 2006 compared to $2.9 million in 2005. The increase in marketing was due to new JDate branding initiatives. Direct marketing expenses for AmericanSingles decreased 21.7% to $11.9 million for the year ended December 31, 2006 compared to $15.2 million for the same period in 2005. The decrease in AmericanSingles marketing was due to a corporate initiative to reduce marketing spending related to the site. Direct marketing expenses for our Web sites in our Other Businesses segment increased 48.0% to $9.4 million for the year ended December 31, 2006 compared to $6.4 million for the same period in 2005. The increase in spending related to our Web sites in our Other Businesses segment is attributed to the acquisition of MingleMatch. The cost of customer acquisition for JDate is significantly lower than for our other segments due to the strong brand perception, name recognition, and word of mouth reputation of JDate. AmericanSingles and our websites in our Other Businesses segment operate in more competitive environments, and must spend more on marketing to attract new subscribers.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses decreased 10.2% to $37.7 million for the year ended December 31, 2006 compared to $42.0 million in the same period in 2005. Stated as a percentage of net revenues, operating expenses decreased to 54.7% for the year ended December 31, 2006 compared to 64.1% for the same period in 2005. The decrease is due primarily to a decrease product development and general and administrative expenses as discussed below.

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses decreased 6.5% to $1.1 million for the year ended December 31, 2006 compared to $1.2 million for the same period in 2005. Stated as a percentage of net revenues, indirect marketing expenses decreased to 1.6% for the year ended December 31, 2006 compared to 1.8% for the same period in 2005. The decrease is due to a reduction in headcount in our marketing department. We expect these costs to increase in total dollars as we expand our marketing initiatives but to decrease as a percentage of net revenues as we add additional paying subscribers.

Customer Service. Customer service expenses consist primarily of costs associated with our member services center. Customer services expenses increased 31.2% to $3.7 million for the year ended December 31, 2006 compared to $2.8 million for the same period in 2005. Stated as a percentage of net revenues, customer service expenses increased to 5.4% for the year ended December 31, 2006 compared to 4.3% for the same period in 2005. The increase is due to increases in temporary labor costs from 2005 to 2006. We expect these costs to continue to increase in total dollars as we support our increasing base of members and subscribers.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses remained relatively flat at $7.6 million for the year ended December 31, 2006 compared to $7.5 million in 2005. As a percentage of net revenues, technical operations decreased to 11.1% for the year ended December 31, 2006 compared to 11.5 % in the same period last year. We expect technical operations costs to increase in total dollars with any increase in traffic, members or paying subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our Web sites and services. Product development expenses decreased 20.0% to $3.3 million for the year ended December 31, 2006 compared to $4.1 million in 2005. As a percentage of net revenues, product development expenses decreased to 4.8% for the year ended December 31, 2006 compared to 6.3% in 2005. The decrease is due primarily to completion of an significant upgrade to our systems completed in early 2006. Expenses related to this upgrade were incurred largely in 2005 and not repeated in 2006. We expect our product development costs to increase in total dollars as we launch new Web sites and develop additional features and functionality on our Web sites to enhance our members’ experience and satisfaction and increase the number, and percentage, of members that become paying subscribers.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 17.8% to $20.6 million for the year ended December 31, 2006 compared to $25.1 million for the same period in 2005. The decrease is a result of lower credit card processing fees and expenses, as well as lower legal and accounting costs as the Company completed its SEC registration in early 2006. Legal and accounting costs related to the registration were incurred largely in 2005 and not repeated in 2006. Stated as a percentage of net revenues, general and administrative expenses decreased to 29.9% for the year ended December 31, 2006 compared to 38.3% in 2005. We expect general and administrative expenses to increase in total dollars due to the anticipated increase in professional fees resulting from the requirement to certify compliance with certain provisions of Sarbanes-Oxley regulations for the first time in 2007. In addition, we expect general and administrative expenses to increase in 2007 related to costs involved in the scheme of arrangement which is being put to shareholders and the English High Court for approval, the costs of the scheme of arrangement are estimated to be $2.5 million.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to the MingleMatch acquisition as well as previous acquisitions, primarily SocialNet and PointMatch. Amortization expense increased 9.1% to $1.2 million for the year ended December 31, 2006 compared to $1.1 million in 2005. The increase is due to the amortization of intangible assets resulting from the MingleMatch acquisition in the second quarter of 2005 as well as the acquisition of LDSSingles in the second quarter of 2006 which were partially offset by intangibles related to older acquisitions being fully amortized in 2006.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest expense associated with notes payable, interest income from temporary investments in interest bearing accounts and marketable securities and gain on the sale of our non-controlled affiliate. Income increased to $696,000 for the year ended December 31, 2006 compared to a loss of $711,000 for the same period in 2005. The increase in income was due primarily to higher interest income on higher average invested cash balances, combined with lower interest expenses on notes due to MingleMatch which were paid of in early 2006.

Net Income. Net Income in 2006 was due to increased revenue particularly in our other business segment as well as a measured approach to controlling costs.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Business Metrics

For the year ended December 31, 2005, average paying subscribers for the JDate segment decreased 1.0% to 69,299, compared to 69,833 for the same period in 2004. For the year ended December 31, 2005, average paying subscribers for the AmericanSingles segment decreased 22.3% to 102,914 compared to 132,464 for the same period in 2004. For the year ended December 31, 2005, average paying subscribers for Web sites in our Other Businesses segment increased 78.9% to 42,580, compared to 23,796 for the same period in 2004. The decrease in average paying subscribers for AmericanSingles is due to a decline in the total marketing expenditures in 2005 compared to 2004. The increase in average paying subscribers for our Other Businesses segment is due primarily to the acquisitions of MingleMatch in May 2005 and the launch of our Cupid website in Israel, as well as increases in our international Web sites which began operations in early 2004.

For the year ended December 31, 2005, average monthly net revenue per paying subscriber for the JDate segment increased 9.9% to $31.22 compared to $28.42 for the year ended December 31, 2004. The increase was due to an increase in net revenue associated with new subscriptions at a higher price point. For the year ended December 31, 2005, average monthly net revenue per paying subscriber for the AmericanSingles segment increased 6.7% to $23.66 from $22.16 for the year ended December 31, 2004. The increase was due to a price increase for AmericanSingles implemented in June 2005. For the year ended December 31, 2005, average monthly net revenue per paying subscriber for Web sites in our Other Businesses segment increased 9.1% to $18.27, compared to $16.75 for the year ended December 31, 2004. The increase was primarily due to the addition of MingleMatch during the second quarter of 2005.

For the year ended December 31, 2005, direct subscriber acquisition cost for JDate increased 57.0% to $12.70 compared to $8.09 for the same periods in 2004. For the year ended December 31, 2005, direct subscriber acquisition costs for AmericanSingles decreased 18.8% to $35.16 compared to $43.29 for the same period in 2004. For the year ended December 31, 2005, direct subscriber acquisition cost for the Web sites in our Other Businesses segment decreased 7.7% to $32.05 compared to $34.74 for the same period in 2004.

For the year ended December 31, 2005, monthly subscriber churn for JDate increased slightly to 26.8% compared to 25.8% for the same period in 2004. For the year ended December 31, 2005, monthly subscriber churn for AmericanSingles increased to 37.8%, compared to 35.6% for the same period in 2004. For the year ended December 2005, monthly subscriber churn for the Web sites in our Other Businesses segment increased to 27.0% compared to 26.8% for the same period in 2004. The decrease in the churn at year end 2005 is due to the addition of MingleMatch.

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

Net revenues for JDate increased 9.0% to $26.0 million for the year ended December 31, 2005 compared to $23.8 million in 2004. The increase in net revenues for JDate was due to an increase in pricing in mid 2004 which contributed to increased revenues. Net revenues for AmericanSingles decreased 17.1% to $29.2 million for the year ended December 31, 2005, compared to $35.2 million for the same period in 2004. The decrease in AmericanSingles’ net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 72.0% to $10.3 million for the year ended December 31, 2005 compared to $6.0 million for the same period in 2004. This increase was largely driven by the purchase of MingleMatch, Inc. in the second quarter of 2005.

Direct Marketing Expenses

Direct marketing expenses for JDate increased 65.8% to $2.9 million for the year ended December 31, 2005 compared to $1.7 million in 2004. The increase in marketing spending was due to new marketing initiatives for JDate. Direct marketing expenses for AmericanSingles decreased 39.2% to $15.2 million for the year ended December 31, 2005 compared to $25.0 million for the same period in 2004. The decrease in AmericanSingles marketing was due to a corporate initiative to reduce marketing spending related to the site. Direct marketing expenses for our Web sites in our Other Businesses segment increased 39.9% to $6.4 million for the year ended December 31, 2005 compared to $4.5 million for the same period in 2004. The increase in spending related to our Web sites in our Other Businesses segment is attributed to the acquisition of MingleMatch and additional advertising in order to generate traffic to our newer international Web sites which commenced operations in early 2004. The cost of customer acquisition for JDate is significantly lower than for our other segments due to the strong brand perception and name recognition for and word of mouth reputation for JDate. AmericanSingles and our other Web sites operate in much more competitive environments, and must spend more on marketing to attract new subscribers. For Web sites in our Other Businesses segment, in addition to the increase in the cost of online advertising, our direct marketing expenses also increased because of the additional expenses associated with the Web site assets acquired in the Point Match Ltd. acquisition.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses decreased 7.8% to $42.0 million for the year ended December 31, 2005 compared to $45.5 million in the same period in 2004. Stated as a percentage of net revenues, operating expenses decreased to 64.1% for the year ended December 31, 2005 compared to 69.9% for the same period in 2004. The decrease is due primarily to a decrease in indirect marketing expenses as discussed below.

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses decreased 53.7% to $1.2 million for the year ended December 31, 2005 compared to $2.6 million for the same period in 2004. Stated as a percentage of net revenues, indirect marketing expenses decreased to 1.8% for the year ended December 31, 2005 compared to 4.0% for the same period in 2004. The decrease was due to a decrease in headcount in our marketing department, and the termination of the Chief Marketing Officer in the fourth quarter of 2004 a position which has not been replaced. This decrease was also offset by share-based compensation as a result of the adoption of SFAS 123(R) of $24,000 for the year ended December 31, 2005.

Customer Service. Customer service expenses consist primarily of costs associated with our member services center. Customer services expenses decreased 16.3% to $2.8 million for the year ended December 31, 2005 compared to $3.4 million for the same period in 2004. Stated as a percentage of net revenues, customer service expenses decreased to 4.3% for the year ended December 31, 2005 compared to 5.2% for the same period in 2004. The decrease is due to a decrease in headcount from 2004 to 2005 offset by share-based compensation as a result of the adoption of SFAS 123 (R) of $44,000 for 2005. During the first nine months of 2004, we had higher staffing in our member services center in order to better serve our customers due to the launch of new Web sites and new platforms. During the remainder of 2004 and in 2005, we worked to increase our efficiency in handling our call volume, and therefore reduced our headcount accordingly.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses increased 5.0% to $7.5 million for the year ended December 31, 2005 compared to $7.2 million in 2004. The increase is primarily due to an increase in depreciation expense associated with the increase in hardware to support our network and an increase in capitalized software amortization associated with redesigning our operating platform as well as an increase in share based compensation as a result of the adoption of SFAS 123 (R) of $338,000 for 2005. As a percentage of net revenues, technical operations increased to 11.5% for the year ended December 31, 2005 compared to 11.0% in the same period in 2004.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our Web sites and services. Product development expenses increased 105% to $4.1 million for the year ended December 31, 2005 compared to $2.0 million in 2004. As a percentage of net revenues, product development expenses increased to 6.3% for the year ended December 31, 2005 compared to 3.1% in 2004. The increase is due primarily to an increase in headcount associated with pursuing new business opportunities as well as improving the infrastructure of our existing businesses, as well as an increase in share-based compensation expense of $248,000 in 2005.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 14.3% to $25.1 million for the year ended December 31, 2005 compared to $29.3 million for the same period in 2004. The decrease in general and administrative expenses was due primarily to lower legal expenses and capitalized IPO costs which were expensed in the third quarter of 2004. The decrease was offset by an increase in consulting services as well as an increase in credit card processing fees, including charges and fines, and an increase in share based compensation of $2.1 million in 2005 as a result of the adoption of SFAS 123 (R). Stated as a percentage of net revenues, general and administrative expenses decreased to 38.3% for the year ended December 31, 2005 compared to 45.0% in 2004.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to the MingleMatch acquisition as well as previous acquisitions, primarily SocialNet and PointMatch. Amortization expense increased 26.2% to $1.1 million for the year ended December 31, 2005 compared to $860,000 in 2004. The increase is due to the amortization of intangible assets resulting from the MingleMatch acquisition in the second quarter of 2005 partially offset by intangibles related to older acquisitions being fully amortized in the first quarter of 2005.

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

Net Loss. Net loss in 2005 was affected by an increase in contribution margin of $7.3 million, a decrease in G&A of 4.2 million and compensation expense related to the adoption of SFAS 123(R) of $2.7 million, increased amortization expense related to the purchase of MingleMatch of $675,000, partially offset by a decrease in indirect marketing costs of $1.4 million.

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

	Three months ended(1)
(in thousands except per share amounts)	Dec 31, 2006	Sep 30, 2006	June 30, 2006	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005	June 30, 2005	Mar 31, 2005
Selected Consolidated Statements of Operations Data:
Net revenues	$17,237	$17,506	$17,305	$16,805	$16,586	$16,935	$15,464	$16,526
Direct marketing expenses	6,224	5,903	6,790	5,657	6,059	7,073	6,051	5,228

Contribution margin	11,013	11,603	10,515	11,148	10,527	9,862	9,413	11,298
Operating expenses:
Indirect marketing	197	311	256	366	300	287	238	265
Customer service	992	910	898	908	888	726	560	577
Technical operations	1,500	1,701	2,207	2,230	2,077	2,168	1,548	1,402
Product development	770	713	968	845	907	1,111	1,060	830
General and administrative	4,430	4,900	5,644	5,632	6,246	7,099	6,405	6,079
Amortization of intangible assets other than goodwill	300	290	355	239	237	437	301	110
Impairment of long-lived assets	114	—	—	—	105	—	—	—

Total operating expenses	8,303	8,825	10,328	10,220	10,760	11,828	10,112	9,263
Income (loss) from operations	2,710	2,778	187	928	(233)	(1,966)	(699)	2,035
Interest (income) and other expenses, net	(522)	(80)	(133)	39	426	141	168	(24)

Income (loss) before income taxes	3,232	2,858	320	889	(659)	(2,107)	(867)	2,059
Income taxes	531	34	(8)	179	(256)	56	(8)	72

Net income (loss)	$2,701	$2,824	$328	$710	$(403)	$(2,163)	$(859)	$1,987

Net income (loss) per share— basic	$0.09	$0.09	$0.01	$0.02	$(0.01)	$(0.08)	$(0.03)	$0.08
Net income (loss) per share— diluted	$0.09	$0.09	$0.01	$0.02	—	—	—	$0.07
Weighted average shares outstanding—basic(2)	30,945	30,741	30,359	30,266	27,530	26,080	25,661	25,117
Weighted average shares outstanding—diluted(2)	31,320	31,271	30,875	31,258	27,530	26,080	25,661	29,236
Other Financial Data:
Depreciation	$716	$671	$802	$779	$913	$935	$921	$855
Additional Information:
Average Paying Subscribers(3)	236,609	240,859	239,365	230,641	217,276	213,493	208,132	220,272
Average monthly net revenue per paying subscriber(4)	$23.51	$23.93	$24.10	$24.28	$25.45	$25.40	$23.12	$24.59
Subscriber churn(5)	26.5%	31.9%	26.7%	29.4%	31.7%	32.4%	31.8%	32.5%
Average direct subscriber acquisition cost(6)	$28.12	$24.87	$34.45	$26.11	$27.77	$30.23	$31.93	$23.84

	Three months ended
	Dec 31, 2006	Sep 30, 2006	June 30, 2006	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005	June 30, 2005	Mar 31, 2005
(8) Operating expenses include share-based compensation as follows:
Indirect marketing	$7	$7	$13	$13	$14	$10	$—	$—
Customer service	16	7	24	23	22	22	—	—
Technical operations	147	129	202	174	170	168	—	—
Product development	90	68	121	118	124	124	—	—
General and administrative	591	388	701	1,028	1,063	1,028	(115)	87

(1)	Certain financial information for prior periods has been reclassified to conform to the 2006 periods’ presentation.

(2)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.

(3)	Represents average paying subscribers calculated as the sum of the average paying subscribers for each month, divided by the number of months. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

(4)	Represents the total net subscriber revenue for the period divided by the number of average paying subscribers for the period, divided by the number of months in the period.

(5)	Represents the ratio expressed as a percentage of (i) the number of paying subscriber cancellations during the period divided by the number of average paying subscribers during the period and (ii) the number of months in the period. On a monthly basis, the average number of paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the period divided by two.

(6)	Represents direct marketing expense divided by the gross number of subscribers added during the period. The historic direct subscriber acquisition cost we reported included indirect marketing costs.

For the purpose of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.

Liquidity and Capital Resources

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $20.6 million. We have historically financed our operations with internally generated funds and offerings of equity securities. We have no revolving or term credit facilities.

Net cash provided by operations was $13.1 million for the year ended December 31, 2006 compared to $3.9 million for the same period in 2005. The increase is primarily due to an increase in revenue and a decrease in operating expenses. Year over year revenue increased $3.3 million in 2006, primarily due to a 75.7% increase in revenue from our Other Businesses segment, offset by a decrease in AmericanSingles revenue of 23.3%. Operating expenses in 2006 were lower than 2005 due to costs incurred in 2005 for system upgrades and SEC registration which were not repeated in 2006. In addition, the company reduced credit card processing fees and expenses in 2006. Further, share based compensation in 2006 was $1.1 million higher than in 2005. Share based compensation is not a cash expense but does impact operating expenses Operating expenses excluding share based compensation were $5.4 million lower in 2006 as compared to 2005.

Net cash used by investing activities was $1.5 million for 2006 compared to net cash used of $259,000 for 2005. In 2006, the company purchased fixed assets of $639,000 and purchased LDSSingles.com and other intangible assets for $2.3 million. These cash outlays were offset by the sale of our 20% interest in PlayAhead for $1.4 million. During 2005, net cash used by investing activities included $1.8 million for the acquisition of MingleMatch (net of cash acquired), as well as capital expenditures of $1.4 million, primarily for hardware and software for our Web sites, offset by the sale of marketable securities of $3.0 million.

Net cash used for financing activities was $8.2 million for 2006 compared to cash provided by financing of $9.1 million for 2005. Cash used in 2006 was primarily as a result of payments made for notes payable of $9.9 million and payments of $539,000 for the repurchase of shares offset by cash provided from the exercise of options for $2.2 million. Cash provided by financing activities in 2005 was due almost entirely to the exercise of options and warrants offset by payments for notes payable related to the MingleMatch acquisition.

As discussed in our financial statements, we issued certain securities that may in the future be subject to a rescission offer from us. We do not believe such a rescission offer would affect our ability to obtain financing in the future, due to our belief that a rescission offer would not be accepted by our shareholders or option holders in an amount that would represent a material expenditure by us. This belief is based on the fact that a rescission offer, if made, would result in our offering to repurchase shares at a weighted average price of $3.05 and to repurchase options with a weighted average exercise price of $4.24, while the trading price of our shares closed at $5.31 per share on December 31, 2006. As of December 31, 2006, assuming every eligible optionee were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would be approximately $1.3 million, including statutory interest. As of December 31, 2006, the total number of options subject to a rescission is 1,254,500, with a weighted average rescission offer repurchase price of $1.00 per share, including statutory interest.

We believe that our current cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We had positive operating cash flow in 2006 and anticipate continued positive cash flow from operations. We do not anticipate requiring additional capital; however, if required or desirable, we may raise additional funds through bank financing or through the capital markets issuance of debt or equity.

In September 2004, the Company issued a promissory note to Comdisco in the amount of $1.7 million as a final settlement for a lawsuit. The note bears simple interest at the rate of 2.75% per year and is payable in installments, excluding accrued interest, on (i) September 15, 2005 in the amount of $400,000 (paid); (ii) September 15, 2006 (paid) in the amount of $400,000; and (iii) September 15, 2007 in the amount of $900,000.

Contractual Obligations

The following table describes our contractual commitments and obligations as of December 31, 2006 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	612	248	—	—	860
Other commitments and obligations	450	67	—	—	517

Total contractual obligations	$1,062	$315	$—	$—	$1,377

We had other commitments and obligations consisting of notes payable contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $505,000 for less than one year and $126,000 between one and three years. Contracts with other service providers are for 30 day terms or less.

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

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely that not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. We will adopt FIN 48 on January 1, 2007 and we do not believe its adoption will result in a material cumulative-effect adjustment.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS 157 may have on our consolidated financial statements and cannot assess the impact of SFAS 157 at this date.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating the impact, if any, the adoption of SFAS 159 may have on our consolidated financial statements and cannot assess the impact at this date.

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

Investments in both fixed-rate and floatingrate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their market values adversely impacted due to a rise in interest rates, while floatingrate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Due to the short-term nature of our investment portfolio, and our ability to liquidate this portfolio in short order, we do not believe that a 10% increase in interest rates would have a material effect on the fair market value of our investment portfolio.

Foreign Currency Risk

Our exposure to foreign currency risk is due primarily to our international operations. Revenues and certain expenses related to our international Web sites are denominated in the functional currencies of the local countries they serve. Primary currencies include Israeli shekels, Canadian dollars, British pound sterling and Euros. Our foreign subsidiary in Israel conducts business in their local currency. We translate into U.S. dollars the assets and liabilities using period-end rates of exchange, and revenues and expenses using average rates of exchange for the year. Any weakening of the U.S. dollar against these foreign currencies will result in increased revenue, expenses and translation gains and losses in our consolidated financial statements. Similarly, any strengthening of the U.S. dollar against these currencies will result in decreased revenues, expenses and translation gains and losses. Foreign exchange gains and losses were not material to our earnings for the years ended December 31 2006, 2005 and 2004.

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

(a) Evaluation of disclosure controls and procedures

As of December 31, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

As of March 15, 2007, our executive officers and directors are as set forth below.

Name	Age	Position
Adam S. Berger	43	Chief Executive Officer and Director
Gregory R. Liberman	34	President and Chief Operating Officer
Mark G. Thompson	45	Chief Financial Officer
Joshua A. Kreinberg	36	General Counsel and Corporate Secretary
David E. Siminoff	42	Chairman of the board of directors
Michael A. Brown	42	Director
Jonathan B. Bulkeley	46	Director
Benjamin A. Derhy	52	Director
Christopher S. Gaffney	44	Director
Laura B. Lauder	46	Director
Michael A. Kumin	34	Director
Scott M. Sassa	48	Director

Adam S. Berger has served as Chief Executive Officer since February 2007 and has been a member of Spark Networks’ board of directors since September 2006. From June 1999 to September 2006, he was CEO of WeddingChannel.com Inc. where he led the company for seven years from its early stages through its recent sale to The Knot, Inc. Immediately prior, Mr. Berger was President of The Franklin Mint, a direct marketer. He began his career with The Procter and Gamble Company and later joined The Boston Consulting Group. Mr. Berger is currently a director of People Support Inc. (Nasdaq: PSPT). He holds an M.B.A. with distinction from the Harvard Business School and a B.S. in Chemical Engineering from the University of California at Berkeley.

Gregory R. Liberman was appointed President in June 2006 and Chief Operating Officer in August 2005. He served as our General Counsel from October 2004 to April 2006 and Company Secretary from January 2005 to September 2006. From January 2004 to May 2004, Mr. Liberman served as General Counsel and Corporate Secretary of CytRx Corporation, a publicly-traded biotechnology company based in Los Angeles. During his tenure there, Mr. Liberman oversaw legal affairs, policy and strategy for the company. From January 2002 to December 2003, Mr. Liberman served as an independent strategic consultant. Mr. Liberman earned a J.D., with Honors, from The Law School at the University of Chicago and an A.B., with University Distinction and Honors in Economics, from Stanford University.

Mark G. Thompson has served as our Chief Financial Officer since October 2004. He brings 16 years of financial management and capital markets experience to his current role. From December 2002 to October 2003 and from February 2004 to September 2004, Mr. Thompson served as CFO of Pay By Touch, a leading provider of biometric payment authentication and payment processing services. From October 2003 to February 2004 Mr. Thompson was Vice President Finance of Pay By Touch. From August 2001 to October 2002 Mr. Thompson was CFO of Vectiv and from July 1999 to July 2001 he was CFO of MarketTools, a provider of online marketing research. He holds a B.S. degree in electrical engineering from Texas A&M University and an MBA from The Haas School of Business at The University of California at Berkeley.

Joshua A. Kreinberg has served as our General Counsel since April 2006 and Corporate Secretary since September 2006. Prior to joining us, Mr. Kreinberg practiced law in Los Angeles and Paris with Gibson, Dunn & Crutcher LLP from May 1999 to April 2006 and Sullivan & Cromwell LLP from October 1997 to April 1999. He also served as a law clerk in Wilmington, Delaware at the U.S. Court of Appeals for the Third Circuit. Mr. Kreinberg earned a J.D. and an L.L.M. in international and comparative law with honors from

Duke University’s School of Law as well as an M.B.A. from Duke University’s Fuqua School of Business where he was a Fuqua Scholar. Mr. Kreinberg also holds an A.B. with University Distinction and Honors in Quantitative Economics and Political Science from Stanford University.

David E. Siminoff served as our Chief Executive Officer from August 2004 to February 2007, our President from August 2004 to June 2006, and has served as a member of our board of directors since March 2004 and the chairman of our board of directors since September 2006. From October 2003 to February 2004, Mr. Siminoff was Chief Financial Officer of PayByTouch, a company that produces biometric payment services and during interim periods of employment, Mr. Siminoff was a private investor of several start-up companies. From August 1994 to January 2003, Mr. Siminoff served as a Research Analyst and Portfolio Manager for Capital Research and Management Company, where he dealt primarily with Media and Internet technologies. In 1998 he was named “Best of the Buyside” by Institutional Investor Magazine. Prior to his work with Capital Research, Mr. Siminoff founded EastNet, a global syndicate barter company. Mr. Siminoff received both BA and M.B.A. degrees from Stanford University and a Masters degree in Fine Arts from the University of Southern California film school.

Michael A. Brown has served as a member of our board of directors since December 2004. Since September 2002, Mr. Brown has been a managing partner at government and public affairs consulting firm Alcalde & Fay, based in Washington, D.C. At Alcalde & Fay, Mr. Brown is focused on international trade, foreign relations, federal and state representation and public policy. In addition to serving on the board of directors of Spark Networks, Mr. Brown serves on the board of directors of Comcast of Washington, DC. From June 1996 to September 2002, he practiced law at Washington-based Patton Boggs LLP, where he concentrated on a range of municipal issues. Mr. Brown has twice been appointed as a member to the U.S. Presidential Delegations to Africa and serves as the president of the Ronald H. Brown Foundation, which seeks to carry on the work of Mr. Brown’s father, who was U.S. Secretary of Commerce under former President Bill Clinton. Mr. Brown earned a BS degree from Clark University and a J.D. from Widener University School of Law.

Jonathan B. Bulkeley joined the board of directors in September 2006. Mr. Bulkeley is CEO of Scanbuy, Inc., a company that develops bar code readers for cell phones. Prior to Scanbuy, he was Managing Partner of Achilles Partners LLC, an investment, advisory and research firm, and prior to that, he was Chairman and CEO of Lifeminders, Inc., an online direct marketing company. From December 1998 to January 2000, Mr. Bulkeley was CEO of barnesandnoble.com. Mr. Bulkeley also served as Vice Chair of EDGAR-Online from April 2003 to April 2004 and Chairman of QXL Ricardo, plc from February 1998 to December 2004. He currently sits on the board of directors of The Readers Digest Association (NYSE: RDA) and the US Trusts’ Excelsior Buyout Fund of Funds, Excelsior Absolute Return Hedge Fund of Funds and Excelsior Real Estate Fund. Mr. Bulkeley is a graduate of Yale University.

Benjamin A. Derhy has served as a member of our board of directors since October 2004. Over the last five years, Mr. Derhy has not held any employment positions but has been a private investor and entrepreneur, focusing on Internet, consumer products and real estate sectors as well as start-up companies in Europe and Israel. His experience also includes working with American companies and their expansion internationally. In 1984, Mr. Derhy co-founded Turbo Sportswear, a clothing manufacturer, and was employed there until 1997. Mr. Derhy holds both B.A. and M.B.A. degrees from the Hebrew University.

Christopher S. Gaffney joined as a member of our board of directors in September 2006. Mr. Gaffney is Co-founder of Great Hill Partners, LLC, a private equity firm and Spark Networks’ largest shareholder. He has served as one of its Managing Partners since January 1999. Mr. Gaffney currently serves on the boards of numerous private companies and has cumulatively served on over 35 private and public boards. Mr. Gaffney is also a director of the Newton (MA) YMCA. Mr. Gaffney holds a B.S. in accounting and economics from Boston College.

Laura B. Lauder has served as a member of our board of directors since January 2005. Mrs. Lauder has served as a General Partner at Lauder Partners, a Silicon Valley-based venture capital fund, for over ten years. At

Lauder Partners, Mrs. Lauder focuses primarily on Internet and cable-related investments. In addition to her work at Lauder Partners, Mrs. Lauder is involved in a variety of philanthropic initiatives, particularly in the Jewish community. In the past, she has served on the boards of numerous organizations, including the San Francisco Jewish Community Federation and its Endowment Committee, the Jewish Education Service of North America, the Jewish Funders Network, American Jewish World Service and the National Public Radio Foundation. In 2004, Mrs. Lauder was named one of “10 Women to Watch” by Jewish Woman magazine. Mrs. Lauder earned a B.A. in International Relations from the University of North Carolina—Chapel Hill and the Universidad de Sevilla, Spain.

Michael A. Kumin joined as a member of our board of directors in July 2006. Mr. Kumin is a partner of Great Hill Partners, LLC, where he has served as an investment professional since June 2002. From August 1999 to June 2001, Mr. Kumin served as Executive Vice President of Creative Planet, Inc., an information and technology company targeting the entertainment industry. Previously, he served at separate times as an investment professional for Apollo Advisors, L.P. and Goldman, Sachs L.P. in their private equity funds. He holds a B.A. in public policy and international affairs from Princeton University.

Scott M. Sassa joined as a member of our board of directors in September 2006 and is the CEO and Founder of W Cubed Media, a consumer Internet start up. From August 2005 until April 2006, he was CEO in Residence at Kleiner, Perkins, Caufield & Byers, a venture capital firm. From June 2004 to July 2005, he was President and CEO of Friendster, Inc. and from September 1997 until June 2003, he held various positions at General Electric, such as President, NBC West Coast; President, NBC Entertainment; and President, NBC Television Station Group. Mr. Sassa has also held various positions at Turner Broadcasting System, including serving on its board of directors and as President of its entertainment division.

There are no family relationships among any of our executive officers or directors.

Corporate Governance

Board Member Independence

The board of directors has determined that each of the non-management directors, Michael A. Brown, Jonathan B. Bulkeley, Benjamin A. Derhy, Christopher S. Gaffney, Michael A. Kumin, Laura B. Lauder and Scott M. Sassa, is an independent director under the general guidelines for determining director independence of the American Stock Exchange.

Board Committees

Audit Committee. The audit committee consists of Jonathan B. Bulkeley, Michael A. Brown and Benjamin A. Derhy, each of whom are independent directors. Mr. Bulkeley, Chairman of the audit committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the audit committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The audit committee’s responsibilities include:

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

Compensation Committee. The compensation committee consists of Michael A. Kumin, Scott M. Sassa and Laura B. Lauder, each of whom are independent directors. Ms. Lauder is the Chairman of the compensation committee. The compensation committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our share option schemes, including the approval of grants under such schemes to our employees, consultants and directors. The compensation committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer.

Nominating Committee. The nominating committee consists of Christopher S. Gaffney and Scott M. Sassa, each of whom are independent directors. Mr. Sassa is the Chairman of the nominating committee. The nominating committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s securities, to file with the Securities Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of securities of the Company. Officers, directors and greater than ten percent shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of such reports furnished to the Company, management believes that all officers, directors and greater than ten percent shareholders complied with the filing requirements of Section 16(a) for the fiscal year ended December 31, 2006, except for Tiger Global Management LLC, a former owner of more than 10% of our securities, which filed a late Form 4 reporting 13 sales and seven purchases of the Company’s securities.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives

The compensation committee of our board of directors (the “Committee”) administers the policies governing our executive compensation program. All issues pertaining to executive compensation are reviewed and approved by the Committee and, where appropriate, approved by our board of directors. The Committee focuses on designing our executive compensation program to achieve the following objectives in a market competitive manner:

•

More closely align the interests of executive officers with those of our shareholders by tying long-term incentive compensation to financial performance and ultimately to the creation of shareholder value.

•	Attract and retain executive talent by offering total compensation that is competitive with that offered by similarly situated companies and rewarding outstanding personal performance.

•	Reflect our corporate goals and objectives.

For purposes of this Compensation Discussion and Analysis, when we refer to our executive compensation program, we are referring to the compensation program for our named executive officers, who are those executive officers named in the Summary Compensation Table on page 72, and, where the CD&A discusses the Company’s prospective compensation programs, Mr. Adam S. Berger, who became our new Chief Executive on February 21, 2007. Mr. Berger, who will continue to serve on the board of directors, will no longer receive compensation for his service as a director, although options received as a director will continue to vest. David E. Siminoff resigned as our Chief Executive Officer on February 20, 2007; however, he remains on the Company’s board of directors as Chairman of the Board and receives the standard compensation paid to our non-employee directors.

Compensation Decision-Making

We rely upon our judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements and long-term potential to enhance shareholder value. Specific factors affecting compensation decisions for the named executive officers include:

•

key financial measurements such as gross revenue, earnings before interest, depreciation, amortization and share-based compensation, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities and total shareholder return;

•

strategic objectives such as acquisitions, dispositions or joint ventures, technological innovation and globalization, including objectives that accomplish short term goals but are intended to benefit the Company on a long-term basis;

•	promoting commercial excellence by launching new or continuously improving products or services, being a leading market player and attracting and retaining customers and employees;

•	achieving specific operational goals for the Company or particular business led by the named executive officer, including improved productivity, risk management, and portfolio management; and

•	supporting our corporate values by promoting compliance with internal ethics policies and legal obligations.

Our executive compensation program and policies generally do not rely on rigid formulas or focus on short-term fluctuations in our business performance or in the market more generally. Except with respect to Mr. Berger, we have not historically attempted to maintain a certain target percentile within a peer group or otherwise rely on such data to determine executive compensation. In determining Mr. Berger’s total compensation, the Committee reviewed companies within our peer group, which qualify as companies in the same or similar industries that are publicly-traded and have comparable market capitalizations and gross revenues. Mr. Berger’s base salary and bonus (assuming the target performance measures are achieved) place him approximately at the median of the amounts awarded by the peer group companies to their chief executive officers. We intend to periodically evaluate our programs in an effort to maintain a reasonable level of flexibility in our executive compensation programs to respond to and adjust for the evolving business environment.

We seek to achieve an appropriate mix between guaranteed and at-risk compensation, as well as a balance between cash and equity compensation. Our mix of compensation elements is designed not only to reward past performance, but also to proactively encourage long-term future performance through a combination of cash and equity incentive awards.

Elements of our Executive Compensation Program

In 2006, our executive compensation program consisted of the following elements:

(1)	base salary;

(2)	annual cash-based incentive compensation;

(3)	stock options;

(4)	fringe benefits including standard employee health, welfare and retirement benefits; and

(5)	severance and change of control benefits.

We do not have formal policies relating to the allocation of total compensation among the various elements. However, both management and the Committee believe that the more senior the position an executive holds, the more influence they have over our financial performance and business plan objectives. For example, during 2004, Mr. Siminoff received a majority of his compensation in the form of stock options, and he did not receive any further option grants during 2005 and 2006, after his salary was increased. Mr. Thompson’s and Mr. Liberman’s total compensation for 2006 was an average of approximately 60% at-risk, performance-based compensation. Mr. Berger’s at-risk, performance based compensation will potentially consist of a higher percentage of his total compensation.

In the past, the Committee has not regularly reviewed each named executive officer’s compensation package. However, the Committee plans to start conducting an annual review (in connection with the conclusion of our business planning process) of the compensation packages for each of our named executive officers. Based on this review, the Committee will approve, to the extent applicable, (a) base salary changes, (b) any cash payout amounts earned under the previous year’s annual cash incentive awards, (c) equity grants and (d) targets and potential payout amounts under any performance-based incentive compensation programs for the new year. The Committee may take other individual compensation actions during the year as needed. For example, the Committee may review the elements of an executive’s compensation, such as base salary and equity awards, which may change based on a change in position, increased responsibilities or the Company’s current results of operations.

Base Salary

The Committee sets an executive’s base salary with the objective of attracting and retaining highly qualified individuals for the relevant position and rewarding individual performance. When setting and adjusting individual executive salary levels, the Committee considers the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. The Committee also considers other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

During 2006, based on Mr. Liberman’s performance and his increased role in the operations of the Company, his base salary was increased from $200,000 to $250,000 and, subsequently, in connection with his appointment as President and additional enhanced responsibilities, the Committee approved an additional increase of Mr. Liberman’s base salary to $287,500. Furthermore, based on Mr. Thompson’s length of service with the Company and his performance, his base salary was increased from $200,000 to $225,000 in September 2006. The Committee did not review any peer groups in establishing these base salaries. Mr. Berger’s base salary for 2007 was set in accordance with his employment agreement, which became effective in February 2007. Mr. Berger’s base salary will be reviewed annually and may be increased in light of his performance and the Company’s performance and other economic conditions.

Annual Cash-Based Incentive Compensation

Performance Measures. We use cash-based incentive compensation awards to emphasize and reward the attainment of certain annual or similar short-term financial goals and corporate or individual performance metrics. For 2006, pursuant to their employment agreement, Messrs. Thompson and Liberman each were eligible for cash bonuses, which they received based on a successful listing of our securities on an exchange. They also received bonuses based upon the Company’s 2006 results compared with gross revenue and EBITDA/EBITDAS targets. The Committee plans to base future bonuses on the factors listed above under “Compensation and Decision-Making”.

The Committee will annually review the proposed performance metric(s) applicable to the named executive officers and approve the performance targets and target payout amounts for the named executive officers. The performance metrics and performance targets for our annual cash incentive awards are based on our internal business model and strategic plan. In February 2007, the Company entered into an employment agreement with Mr. Berger, its new Chief Executive Officer, the agreement contains specific performance measures related to gross revenue, EBITDA and management objectives. Our goal is to select performance metrics that provide a meaningful measure of our success in implementing our business strategies.

We believe these performance metrics are useful in measuring our success in meeting our strategic objective of growing our business in a way that creates solid earnings leverage and earns an appropriate return on invested capital.

Performance Targets. The current annual cash incentive awards are designed so that target performance equals the performance reflected in our internal business model. Mr. Berger’s performance measures consist of a minimum, a maximum and a target. We believe the growth levels reflected in our 2007 internal business model, and therefore reflected in our 2007 performance targets, are aggressive and difficult to achieve. The maximum performance targets require significantly better performance than our aggressive internal business model and, therefore, are more difficult to achieve.

Stock-Based Plans and Stock Option Awards

We believe that long-term performance is aided by the use of stock-based awards which create an ownership culture among our named executive officers that fosters beneficial, long-term performance by the Company. We have established share option schemes to provide our employees, including our named executive officers, as well as our directors and consultants, with incentives to help align their interests with the interests of shareholders. The compensation committee believes that the use of stock-based awards promotes our overall executive compensation objectives and expects that stock options will continue to be a significant source of compensation for our executives.

Our typical stock option awards vest ratably over a four year vesting period and have a maximum term of ten years. The compensation committee determines the appropriate criteria for granting options to executive officers, which generally includes individual performance, benchmark data, our strategic goals and our financial condition.

We currently maintain two stock-based incentive plans for our employees, directors and consultants. We may also adopt a new omnibus equity incentive plan in connection with our proposed Delaware reorganization. If the Delaware reorganization is effected, then no future awards will be made under the two existing schemes, but outstanding awards will continue to be administered under the respective plan.

2004 Share Option Scheme (“2004 Option Plan”)

Our 2004 Option Plan provides us the ability to grant share options to employees, consultants and directors, and is administered by the board of directors, which responsibilities have been delegated to the Committee, which determines the option grant date, option price and vesting schedule of each option in accordance with the terms of our 2004 Option Plan. However, the board of directors may participate in and approve option grants as well. Although the Committee determines the exercise prices of options granted under the 2004 Option Plan, the exercise price per share may not be less than 85% of the “fair market value,” as defined in the 2004 Option Plan, on the date of grant. Options granted under the 2004 Option Plan vest and terminate over various periods at the discretion of the Committee, but subject to the terms of the 2004 Option Plan. Moreover, the exercise of options may be made subject to such performance or other conditions as our board of directors may determine. Options granted under the 2004 Option Plan are personal to the option holder to whom they are granted and no transfer or assignment is permitted, other than a transfer to the option holder’s personal representatives on death.

Our 2004 Option Plan terminates on September 20, 2014, unless our board of directors terminates it earlier. Nevertheless, options granted under the 2004 Option Plan may extend beyond the date of termination. The Committee has the discretion, subject to limitations set forth in the 2004 Option Plan, to determine different exercise and lapse provisions. If a third party makes an offer to all shareholders to acquire all or a majority of our issued and outstanding shares, other than those shares which are already owned by the offeror, an option holder under the 2004 Option Plan may exercise any of his or her options at any time within six months of the offeror obtaining control of us; provided, however that the options do not lapse pursuant to a separate provision under the 2004 Option Plan prior to exercise. If an effective resolution in general meeting for our voluntary winding-up is passed before the date on which an option lapses, such an outstanding option then becomes exercisable for a period of three months after such resolution becomes effective. However, no exercise of an option is permitted at any time after the option has lapsed under a separate provision of the 2004 Option Plan. At the end of the three month period all options will lapse.

As of December 31, 2006, 2, 283,520 share options were outstanding under the 2004 Option Plan at prices ranging from $5.44 to $10.18 per share. Our named executive officers hold 605,312 (26.5%) of this total number of share options outstanding and these share option awards are reflected in the Outstanding Equity Awards at Fiscal Year-End Table on page 73.

2000 Share Option Scheme

Under the terms of our 2000 Executive Share Option Scheme (“2000 Option Scheme”), our board of directors was able to grant options, in their discretion, to our employees, directors and consultants. The board of directors determined the option price, vesting schedule and termination provisions of each option, subject to limitations contained in the 2000 Option Scheme. In September 2004, our board of directors resolved to cease granting options under the 2000 Option Scheme although, pursuant to the provisions of the 2000 Option Scheme, all outstanding options previously granted under the 2000 Option Scheme continue in full force and effect. If the 2007 Incentive Plan is approved by our shareholders, our board of directors intends to use the 2007 Incentive Plan to grant equity awards to employees, consultants and directors in the future.

As of December 31, 2006, 1,254,500 share options were outstanding under the 2000 Option Scheme at prices ranging from $0.98 to $10.37 per share. Our named executive officers hold 962,500 (65.3%) of this total number of share options outstanding and these share option awards are reflected in the Outstanding Equity Awards at Fiscal Year-End Table on page 73.

Equity Granting Practices

The Company does not have a general equity grant policy. However, the Committee currently holds regular meetings on the first Monday of every month to consider stock option grants and any other Committee business; however, the Committee may change this schedule to grant options on an alternative, consistent basis. The Committee has consistently interpreted and administered the Company’s stock plans in a manner providing that the grant date of any equity award is the date of the Board or Committee meeting at which the award was approved, provided that the grant date for a new hire will be the later of (i) the date of the Board or Committee meeting at which the award was approved and (ii) the date on which the new hire commences his employment. Until such time as an active trading market of the Company’s ADSs develops on the American Stock Exchange, the exercise price of any stock option issued by us will be the closing price of the Company’s GDSs on the Frankfurt Stock Exchange on the grant date. The Committee currently believes that the Frankfurt Stock Exchange is more representative of the price of the Company’s securities as there is no established trading market on the American Stock Exchange.

2006 and Early 2007 Grants

The Committee believes granting stock options to our executive officers encourages the creation of long-term value for our shareholders and promotes employee retention and stock ownership, all of which serve our overall compensation objectives.

In December 2006, the Committee approved a grant of 150,000 stock options to Mr. Liberman pursuant to the terms of the amendment to his employment agreement, which the Committee had approved in November. No other stock option awards were granted to any named executive officer during 2006. Mr. Liberman’s grant represented 13.9% of 2006 options grants to all employees. In connection with his option grant, Mr. Liberman forfeited 44,688 options. The Committee made the option award to Mr. Liberman (a) in recognition of his appointment as President earlier in the year and the additional enhanced responsibilities that accompanied the appointment and (b) due to the fact that the options that constituted his prior grants were significantly under water and no longer provided sufficient near-term incentive for him. The 2006 stock option grant to Mr. Liberman, including the grant date fair value of the grant for accounting purposes, is set forth in the “Grants of Plan-Based Awards Table” on page 73. The Committee did not award any other options to named executives because no other named executives received promotions and the Committee believed that the other named executives had sufficient incentives in the form of the price and amount of their outstanding options.

In connection with Mr. Siminoff’s resignation as Chief Executive Officer, in February 2007, Mr. Siminoff voluntarily terminated his employment agreement; however, the Committee approved the acceleration of options to purchase 156,250 shares that were previously scheduled to vest in August of 2007. These options were part of a grant of 1,250,000 options, of which 468,750 had already vested. In addition, upon his resignation, Mr. Siminoff forfeited the remaining, unvested 468,750 options. On March 5, 2007, the Committee extended the exercise period of the 468,750 options held by Mr. Siminoff, which were previously scheduled to expire on August 20, 2007, the date which was six months from the termination of Mr. Siminoff’s employment with the Company, but are now exercisable until February 20, 2008. The Committee granted the acceleration and extension of Mr. Siminoff’s options in recognition of his historical service to the Company as a director and its Chief Executive Officer and for his continued service to the Company as a director and the Chairman of the Board.

In connection with his appointment as Chief Executive Officer, Mr. Berger received an aggregate grant of 1.3 million options, a small portion of which are incentive stock options and 15% of which were granted at 125% of fair market value. Mr. Berger received the grant in order to align his incentives with the interests of the shareholders. The board of directors determined the size and terms of the grant considering the grant that the prior Chief Executive Officer, Mr. Siminoff had received and an analysis of the same peer group that the Committee consulted in connection with the determination of Mr. Berger’s cash compensation as described above.

Fringe Benefits

Welfare Benefits

During 2006, we provided the following benefits to all of our U.S. salaried employees, including the named executive officers: medical, dental and prescription coverage, company-paid short- and long- term disability and life insurance and paid vacation and holidays.

Retirement Benefits

We maintain a defined contribution plan that is tax-qualified under Section 401(k) of the U.S. Internal Revenue Code covering all full-time employees, including the named executive officers, and providing for matching contributions by us, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by us to the plan for the years ended December 31, 2006, 2005 and 2004 were approximately $343,000, $234,000 and $184,000, respectively.

We do not maintain a non-qualified deferred compensation plan for any of our employees.

Severance and Change of Control Benefits

Currently, all the named executive officers are entitled to certain severance or change in control benefits under the terms of each officer’s respective employment agreement, forms of which are on file with the SEC.

Severance benefits are intended to ease the consequences of an unexpected or involuntary termination of employment and give the executive an opportunity to find another opportunity. The change of control benefits are designed to preserve productivity, avoid disruption and prevent attrition during a period when we are, or are rumored to be, involved in a change of control transaction. The change of control severance program also motivates executives to pursue transactions that are in our shareholders’ best interests notwithstanding the potential negative impact of the transaction on their future employment. All unvested stock options held by Mr. Liberman and Mr. Thompson vest upon a change of control, and Mr. Liberman receives six months of his salary upon certain termination events. If Mr. Liberman were terminated without cause or he resigns for good reason as of December 31, 2006, then he would have received cash severance payments of an aggregate of $143,750. Upon a change in control of the Company during his employment term, all of Mr. Berger’s unvested stock options will immediately vest, and if the successor company desires to retain Mr. Berger for the one-year period following the change in control are subject to an escrow agreement. Upon termination without cause or resignation for good reason, Mr. Berger’s severance package includes a single cash lump sum payment equal to his retention bonus and base salary, which currently would equal an aggregate of $400,000. Mr. Berger would also receive reimbursement of health plan expenses for 12 months, which would be $19,711, based on premiums currently paid by the Company, and the immediate vesting of up to 325,000 options.

For additional information on severance and change in control benefits, see the section titled “Employment Contracts and Termination of Employment and Change of Control Arrangements” on page 74.

Perquisites and Guaranteed Bonuses

The Committee typically prefers to compensate our executive officers in cash and equity rather than with perquisites. However, in connection with the 2007 appointment of our new Chief Executive Officer, Mr. Berger will receive an annual retention bonus of $50,000 and a minimum guaranteed performance bonus for 2007 will be $83,000. Furthermore, if any payment to Mr. Berger would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, together with any interest or penalties imposed with respect to such excise tax, then Mr. Berger will be entitled to receive an additional payment equal to the amount of the excise tax.

Tax and Accounting Implications

Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code, publicly-held corporations may not take a tax deduction for compensation in excess of $1 million paid to any of the executive officers named in the Summary Compensation Table during any fiscal year. There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. To maintain flexibility in compensating executives in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible under 162(m). However, the Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executives. We believe our annual and long-term incentive compensation programs for executives could qualify as performance-based compensation, assuming shareholder approval has been or is obtained, and are not subject to any deductibility limitations under Section 162(m).

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations are not yet effective, we believe we are operating in good faith compliance with statutory provisions that were effective on January 1, 2005. When the regulations are finalized, we will assess the impact on our compensation programs and make appropriate amendments.

Compensation Committee Report (1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this Annual Report on Form 10-K. Based on this review and discussion, the compensation committee has recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Compensation Committee

Laura B. Lauder (Committee Chair)

Scott M. Sassa

Michael A. Kumin

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Spark Networks plc under the Securities Act or the Exchange Act.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company.

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2006 by our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officer who was employed by us as of December 31, 2006 and whose total compensation exceeded $100,000 during that fiscal year (the “named executive officers”).

Name	Salary		Bonus		Option Awards (1)	All Other Compensation (2)	Total
David E. Siminoff Former Chief Executive Officer (3)	$480,000		—		$796,750	$8,400	$1,285,150
Mark G. Thompson Chief Financial Officer	$205,966	(4)	$90,500	(5)	$427,000	$8,400	$731,866
Gregory R. Liberman President and Chief Operating Officer	$243,466	(6)	$41,500	(7)	$209,594	$7,981	$502,541

(1)	Represents the expense recognized by us for fiscal year 2006 for the stock options granted, determined pursuant to SFAS 123(R) utilizing assumptions discussed in Note 1 to our financial statements included elsewhere in this filing. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Assumptions.” Options granted to Mr. Liberman in 2006 are treated as a modification of an original grant.

(2)	Represents 401(k) plan employer contributions.

(3)	Mr. Siminoff resigned as Chief Executive Officer as of February 20, 2007, but remains as Chairman of the Board and will receive the standard compensation paid to our non-employee directors.

(4)	In September 2006, Mr. Thompson’s annual salary was increased from $200,00 to $225,000.

(5)	Includes a bonus of $80,000 paid pursuant to Mr. Thompson’s employment agreement in connection with listing on the American Stock Exchange in February 2006.

(6)	In March 2006, Mr. Liberman’s annual salary was increased from $200,00 to $250,000 and in November 2006, it was increased to $287,500.

(7)	Includes a bonus of $25,000 paid pursuant to Mr. Liberman’s employment agreement in connection with listing on the American Stock Exchange in February 2006.

Grants of Plan-Based Awards

All plan-based awards granted to our named executive officers are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our board of directors to be equal to the fair market value of our securities, which for 2006 was based on the closing price of our GDSs on the Frankfurt Stock Exchange on the date of the grant. All options were granted under our 2004 Share Option Scheme and vest over a period of four years.

The following table presents information concerning grants of plan-based awards to each of the named executive officers during 2006.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options(#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards (1)
David E. Siminoff Former Chief Executive Officer	—	—		—	—

Mark G. Thompson Chief Financial Officer	—	—		—	—

Gregory R. Liberman President and Chief Operating Officer	12/04/06	150,000	(2)	$6.05	$98,112

(1)	Represents the expense to be recognized by us over the full vesting period for the stock options granted, determined pursuant to SFAS 123(R) utilizing assumptions discussed in Note 1 to our financial statements included elsewhere in this filing. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Assumptions.”

(2)	In connection with the grant of the options, Mr. Liberman agreed to forfeit unvested options with an exercise price of $8.47 per share to purchase 44,688 ordinary shares granted to him on August 31, 2005. The Company treated the forfeiture as a modification of the original grant.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)		Option Expiration Date
David E. Siminoff Former Chief Executive Officer	25,000 312,500	(2) (3)	0 625,000	— —	$ $	9.24 4.11	02/20/08 02/20/08

Mark G. Thompson Chief Financial Officer	150,000	(4)	100,000	—		$6.47	10/04/09

Gregory R. Liberman President and Chief Operating Officer	50,000 15,313 70,312 —	(5) (5) (6) (5)	50,000 19,687 — 150,000	— — — —	$ $ $ $	6.60 8.61 9.44 6.05	10/25/09 02/03/12 08/31/12 12/04/13

(1)	The exercise price of the options are presented on an as converted basis into US dollars at an exchange rate of € 1.3203 per $1.00, which is based on the average bid and ask exchange price as reported by OANDA for the day of December 31, 2006.

(2)	In connection with Mr. Siminoff’s resignation as Chief Executive Officer, which was effective as of February 20, 2007, the board of directors accelerated options to purchase 156,250 shares that were previously scheduled to vest in August 2007. These options are part of a grant of 1,250,000 options, of which 468,750 had already vested. In addition, by resigning, Mr. Siminoff forfeited the remaining, unvested 468,750 options. On March 5, 2007, the compensation committee of the board of directors extended the exercise period of the 468,750 options, which were previously scheduled to expire on August 20, 2007, the date which is six months from the termination of Mr. Siminoff’s employment with the Company, but are now exercisable until February 20, 2008.

(3)	12.5% of the options vest at 6 months from the date of grant and the first anniversary of grant. At each of the 2nd, 3rd and 4th year anniversaries 25% of the remaining options vest.

(4)	In February 2006, pursuant to the terms of Mr. Thompson’s employment agreement, 50,000 options were accelerated upon our listing on the American Stock Exchange, the remaining options vest pro-rata, quarterly over a period of four years.

(5),	Mr. Liberman’s options vest quarterly over a period of four years from the date of grant.

(6)	In February 2006, pursuant to the terms of Mr. Liberman’s employment agreement, 50,000 options were accelerated upon our listing on the American Stock Exchange, the remaining options vest quarterly over a period of four years from the date of grant.

2006 Option Exercises

The following table lists the named executive officers who exercised options to purchase our securities during the year ended December 31, 2006.

Name	No. of Shares Acquired on Exercise	Value Realized on Exercise(1)
David E. Siminoff Former Chief Executive Officer	312,500	$355,290

Mark G. Thompson Chief Financial Officer	—	—

Gregory R. Liberman President and Chief Operating Officer	—	—

(1)	Represents the difference between the market price at exercise and the exercise price.

Employment Contracts and Termination of Employment and Change of Control Arrangements

Adam S. Berger

On February 12, 2007, in connection with the appointment of Adam S. Berger as CEO, the Company and Mr. Berger executed an Executive Employment Agreement (the “Agreement”).

Term, Salary and Bonus. The Agreement will continue until December 31, 2010, unless terminated earlier. Pursuant to the terms of the Agreement, Mr. Berger receives a base salary of $350,000 per year, which will be reviewed annually and may be increased at the sole discretion of the compensation committee of the board of directors in light of Mr. Berger’s performance and the Company’s financial performance and other economic conditions, but may not be decreased without Mr. Berger’s written consent. Mr. Berger will also be paid an annual retention bonus of $50,000. Mr. Berger is eligible to receive an annual performance bonus equal to a minimum of $75,000, a maximum of $450,000 and a target amount of $300,000. The performance bonus will be based on a twelve-month calendar year and will be based on goals set by the board of directors with input from Mr. Berger and the compensation committee related to the Company’s gross revenue, earnings before interest, depreciation and amortization (also known as EBITDA) and management objectives. Provided Mr. Berger remains the Company’s CEO throughout 2007, he will receive a minimum guaranteed performance bonus of $83,000.

Option Grants. On February 12, 2007, in connection with execution of the Agreement, Mr. Berger received a grant under the Company’s 2004 Option Scheme of 1,030,000 stock options with an exercise price of $5.45. 257,500 of the options vest on February 12, 2008 and 1/36th of the remaining 772,500 options vest each month thereafter so that all 1,030,000 options will be vested and exercisable four years from the date of grant. Mr. Berger also received an additional 200,000 stock options with an exercise price of $6.81, which was 125% of fair market value of the Company’s ordinary shares on that date. 50,000 of those options vest on February 12, 2008 and 1/36th of the remaining 150,000 options vest each month thereafter so that all 200,000 options will be vested and exercisable four years from the date of grant. Lastly, on February 21, 2007, the effective date of the Agreement, Mr. Berger received a grant of 70,000 incentive stock options, 17,500 of which will vest on the one year anniversary of the grant date and 1/36th of the remaining 52,500 will vest each month thereafter so that all 70,000 options will be vested and exercisable four years from the date of grant . All options have a term of 10 years.

Other Benefits. Mr. Berger is eligible for all health and welfare benefits generally available to the Company’s fulltime employees, with the Company covering the costs of such benefits and reimbursing Mr. Berger for COBRA health and welfare plan expenses associated with his prior employer. Mr. Berger will be reimbursed for reasonable, out-of-pocket business expenses incurred in the performance of his duties on behalf of the Company, including up to $7,500 per year in business related education and training, and for any reasonable legal fees incurred in connection with the Agreement, the negotiation and execution of any new employment agreements of any successor organization in connection with a change in control and any future agreements with the Company entered into upon termination of employment.

Termination Benefits. Generally, upon termination, Mr. Berger will receive his prorated salary earned as of the date of termination and a payment for any accrued unused vacation. If Mr. Berger is terminated without cause or if he leaves for good reason, then Mr. Berger will also receive a severance package that consists of (i) a single cash lumpsum payment equal to his retention bonus plus 100% of his base salary, (ii) reimbursement of COBRA health and welfare plan expenses for 12 months following termination, and (iii) immediate vesting of the lesser of 325,000 options or the remaining unvested options; provided that Mr. Berger executes a separation agreement with the Company that includes a general mutual release. Termination with “cause” means admission to or conviction of a felony, gross negligence or willful misconduct in the performance of employment duties that is likely to materially damage the Company’s financial position, or material breach of the Agreement by Mr. Berger that is not cured within 30 days of notice. “Good reason” means a material breach of the Agreement by the Company that is not cured within 30 days of notice, Mr. Berger’s base salary, retention bonus or other bonus opportunity is reduced without his consent or the options are not fully complied with by the Company, a reduction in Mr. Berger’s title, duties, or responsibilities or the assignment of any duties inconsistent with his position, a requirement to relocate without Mr. Berger’s consent of more than 35 miles, the Company’s non-renewal of the Agreement or, to the extent required, shareholder approval is not obtained for any provisions of the Agreement. Mr. Berger will not be entitled to any severance package if he voluntarily resigns or otherwise terminates employment with the Company other than for good reason, or the Company terminates Mr. Berger’s employment with cause.

Death or Disability. Upon death or disability, Mr. Berger is entitled to payment of his retention bonus, his unpaid prorated base salary, reimbursement of COBRA health and welfare plan expenses incurred in the subsequent 12-month period, and a single cash lump-sum payment equal to the minimum bonus that would have been paid that year, prorated according to the number of days that have elapsed since the beginning of the fiscal year in which Mr. Berger dies or becomes disabled. Disability includes Mr. Berger’s inability by reason of physical or mental illness to fulfill his obligations pursuant to the Agreement for 90 consecutive days or for a total of 180 days in any 12-month period which renders Mr. Berger unable to perform the essential functions of his job, even after reasonable accommodations are made by the Company.

Change of Control. Upon a change in control of the Company, all of Mr. Berger’s unvested stock options will immediately vest. However, if a successor company retains Mr. Berger for the one-year period following a change in control then the Agreement will remain effective and any proceeds received by Mr. Berger with respect to 50% of Mr. Berger’s options, the vesting of which was accelerated by the change in control, will be deposited in escrow to be released upon the earlier of the one year anniversary of employment by the successor company or if Mr. Berger is terminated for any reason except for cause by the successor company or without good reason by Mr. Berger. Furthermore, if Mr. Berger is terminated without cause or leaves for good reason within one year after a change of control, then Mr. Berger will receive the severance package described above under “Termination Benefits.” The escrow will be forfeited if Mr. Berger is terminated during that one year period for cause or if he leaves without good reason. A change in control is the acquisition of 50% or more of the total voting power of the Company’s voting securities, the disposition of all or substantially all of the Company’s assets, the liquidation or dissolution of the Company, a merger, consolidation, or similar transaction other than a business combination that would result in the voting securities of the Company outstanding immediately prior to such a transaction continuing to represent at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity.

Tax-Related Provisions. If Mr. Berger is deemed a specified employee as defined in Section 409A of the Internal Revenue Code, the Company may pay him interest at the prime rate plus 3% on any amounts deferred. If any payment to Mr. Berger would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, together with any interest or penalties imposed with respect to such excise tax, then Mr. Berger will be entitled to receive an additional payment equal to the amount of the excise tax.

Other Terms. Mr. Berger is prohibited from disclosing confidential information regarding the Company or engaging in any work that creates an actual conflict of interest with the Company’s business where such conflict would materially and substantially disrupt the Company’s operations. Any obligation not to disclose confidential Company information will continue for two years after the date Mr. Berger’s employment is terminated. Furthermore, during the term of the Agreement and for 12 months after, Mr. Berger has agreed, with certain exceptions, not to interfere with the Company’s relationship with its employees, customers, suppliers and other business partners.

Mark G. Thompson

In October 2004, the company entered into an employment agreement with Mark G. Thompson which defined the terms of his employment as our Chief Financial Officer. The contract contains a “change of control” provision whereby all unvested option shares vest and become exercisable immediately in the event a person or entity purchases more than 50% of the company’s shares. This condition lapses in October 2009, concurrent with the expiration of Mr. Thompson’s stock option grant. This agreement also prescribes a twelve month period following termination wherein Mr. Thompson is prohibited from soliciting customers and employees of the company.

Gregory R. Liberman

In August 2005, the company entered into an employment agreement with Gregory R. Liberman which defined the terms of his employment as our Chief Operations Officer. The contract contains a “change of control” provision whereby all unvested option shares vest and become exercisable immediately in the event a person or entity purchases more than 50% of the company’s shares. Either party may terminate the employment agreement without cause with 30 days notice. If the company terminates the employment agreement without cause, or if

Mr. Liberman terminates the employment agreement for good reason, Mr. Liberman is entitled to receive severance pay from the company for a period of six months following the termination of his employment. Termination with cause includes a material misappropriation of any monies or assets or properties, a material breach by Mr. Liberman of the terms of the agreement that has not been cured within 30 days after written notice, the conviction of, or plea of guilty or nolo contendere, to a felony or to any criminal offense involving moral turpitude, gross negligence or willful misconduct. Good reason includes the Company’s requirement to relocate more than 50 miles, or any material breach by the Company which is not cured within 30 days of written notice. The amount of severance to be paid to Mr. Liberman each month will equal his monthly salary at the time of his termination, less applicable payroll tax withholding. This agreement also prescribes a twelve month period following termination wherein Mr. Liberman is prohibited from soliciting or disaffecting customers and employees of the company. If Mr. Liberman’s employment was terminated without cause or for good reason as of December 31, 2006, then he would have received his salary for the following six months, which would be an aggregate of $143,750.

David E. Siminoff

In February 2004, the company entered into an employment agreement with David E. Siminoff which defined the terms of his employment as our Chief Executive Officer. In connection with Mr. Siminoff’s resignation as Chief Executive Officer, which was effective as of February 20, 2007, our board of directors accelerated options to purchase 156,250 shares that were previously scheduled to vest in August of 2007. These options are part of a grant of 1,250,000 options, of which 468,750 had already vested. In addition, by resigning, Mr. Siminoff forfeited the remaining, unvested 468,750 options. The Company treated the accelerated vesting and forfeiture as a modification of the original grant and will recognize related expenses and benefits in 2007.

Director Compensation

We currently pay our non-employee directors the following compensation, except Christopher S. Gaffney and Michael A. Kumin, who do not receive any fees for their service on the board or any committee:

•	Base Annual Board Service Fee: Each director is paid $2,500 per quarter (or $10,000 annually).

•

Excess In-Person Board Meeting Fee: Each director is paid $1,000 for in-person attendance at each in-person board meeting that is in excess of in-person attendance of four times in a calendar year, and such amount will not exceed the aggregate of $4,000 per year. No fees are paid for telephonic meetings or telephonic attendance at in-person board meetings.

•

Base Annual Committee Service Fee: Each member of the nominating and compensation committees receives $1,000 annually and each member of the Audit Committee receives $2,000 annually for committee service.

•

Committee Chairmanship Annual Fee: Each Chair of the nominating and compensation committees is paid $500 annually and the Chair of the Audit Committee is paid $1,000 annually for service as a committee Chair.

•

Excess Committee In-Person Meeting Fee: Each committee member is paid $500 for in-person attendance at each in-person committee meeting that is in excess of in-person attendance of four times in a calendar year; and such amount will not exceed the aggregate of $2,000 per year. No fee is paid for telephonic meetings or telephonic attendance at in-person board meetings.

•	Expenses: Each director receives expense reimbursement for reasonable travel for in-person board and committee meeting attendance.

•

Attendance Policy: If a non-employee director is absent during any calendar year for two meetings of the board of directors or a committee for which approval of all members of the board or committee, as applicable, in attendance at the meeting is not obtained, then such non-employee director agrees to resign. Arriving substantially late to a meeting, without substantial prior notice, is deemed to be an absence from the meeting.

Prior to October 1, 2006, non-employee directors were paid $30,000 per year and received a fee of $1,000 for each in-person board and committee meeting attended and $500 for each telephonic board and committee meeting attended. Officers of our company who are members of the board of directors are not paid any directors’ fees.

Directors are eligible to receive, from time to time, grants of options to purchase shares under our 2004 Share Option Scheme as determined by the board of directors. On September 12, 2006, the Board granted Messrs. Berger, Bulkeley and Sassa each options to purchase 50,000 ordinary shares of Spark Networks plc at an exercise price of $5.58. The total aggregate share-based compensation to be recognized over the four-year vesting period is $110,123. In 2004, we granted options to purchase 80,000 ordinary shares, which vest over a four-year period, to Michael A. Brown and Benjamin A. Derhy, resulting in share-based compensation expense over the four-year vesting period of $453,600 and $345,600 respectively. In February 2005 we made a similar grant of options to purchase 80,000 ordinary shares to Laura B. Lauder. The total share-based compensation expense over the four-year vesting period for Ms. Lauder’s grant is $416,800.

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2006 by our board of directors.

2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards (1)	All Other Compensation ($)	Total ($)
Adam S. Berger Director (2)	$3,245	$4,588	—	$7,833
Michael A. Brown Director	$32,000	$113,400	—	$145,400
Jonathan B. Bulkeley Director	$3,745	$4,588	—	$8,333
Benjamin A. Derhy Director	$33,000	$86,400	—	$119,400
Christopher S. Gaffney Director	—	—	—	—
Michael A. Kumin Director	—	—	—	—
Laura B. Lauder Director	$29,375	$104,200	—	$133,575
Scott M. Sassa Director	$3,452	$4,588	—	$8,040

(1)	Represents the expense recognized by us for fiscal year 2006 for the stock options granted, determined pursuant to SFAS 123(R) utilizing assumptions discussed in Note 1 to our financial statements included elsewhere in this filing. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Assumptions.”

(2)	Effective February 2007, Mr. Berger became our Chief Executive Officer replacing Mr. Siminoff who remains the company’s Chairman.

Employee Benefit Plans

2004 Share Option Scheme (“2004 Option Plan”)

Our 2004 Option Plan provides us the ability to grant share options to employees, consultants and directors, and is administered by our board of directors, which determines the option grant date, option price and vesting schedule of each option in accordance with the terms of our 2004 Option Plan. Although our board of directors determines the exercise prices of options granted under the 2004 Option Plan, the exercise price per share may not be less than 85% of the “fair market value,” as defined in the 2004 Option Plan, on the date of grant. Options granted under the 2004 Option Plan vest and terminate over various periods at the discretion of our board of directors, but subject to the terms of the 2004 Option Plan. Moreover, the exercise of options may be made subject to such performance or other conditions as our board of directors may determine. Options granted under the 2004 Option Plan are personal to the option holder to whom they are granted and no transfer or assignment is permitted, other than a transfer to the option holder’s personal representatives on death.

Our 2004 Option Plan terminates on September 20, 2014, unless our board of directors terminates it earlier. Nevertheless, options granted under the 2004 Option Plan may extend beyond the date of termination. Our board of directors has the discretion, subject to limitations set forth in the 2004 Option Plan, to determine different exercise and lapse provisions. If a third party makes an offer to all shareholders to acquire all or a majority of our issued and outstanding shares, other than those shares which are already owned by the offeror, an option holder under the 2004 Option Plan may exercise any of his or her options at any time within six months of the offeror obtaining control of us; provided, however that the options do not lapse pursuant to a separate provision under the 2004 Option Plan prior to exercise. If an effective resolution in general meeting for our voluntary winding-up is passed before the date on which an option lapses, such an outstanding option then becomes exercisable for a period of three months after such resolution becomes effective. However, no exercise of an option is permitted at any time after the option has lapsed under a separate provision of the 2004 Option Plan. At the end of the three month period all options will lapse.

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

As of December 31, 2006, 2,283,520 Options were outstanding under the 2004 Share Option Scheme at prices ranging from $5.44 to $10.18 per share (based on an exchange rate of € 1.3203 per $1.00, which is based on the average bid and ask exchange price as reported by OANDA for the day of December 31, 2006).

2000 Share Option Scheme

Under the terms of our 2000 Executive Share Option Scheme (“2000 Option Scheme”), our board of directors was able to grant options, in their discretion, to our employees, directors and consultants. The board of directors determined the option price, vesting schedule and termination provisions of each option, subject to limitations contained in the 2000 Option Scheme. In September 2004, our board of directors resolved to cease granting options under the 2000 Option Scheme although, pursuant to the provisions of the 2000 Option Scheme, all outstanding options previously granted under the 2000 Option Scheme continue in full force and effect. Our board of directors intends to use our 2004 Option Scheme to grant options to employees, consultants and directors in the future. As of December 31, 2006, 1,254,500 Options were outstanding under the 2000 Option Scheme at prices ranging from $0.98 to $10.37 per share (based on an exchange rate of € 1.3203 per $1.00, which is based on the average bid and ask exchange price as reported by OANDA for the day of December 31, 2006).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans, including individual compensation arrangements, under which equity securities of Spark Networks plc are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,538,020	(1)	$5.98	14,716,480	(2)
Equity compensation plans not approved by security holders	220,000	(3)	$2.50	—

Total	3,758,020		N/A	14,716,480

(1)	Represents share options outstanding under the 2004 Share Option Scheme, the 2000 Executive Share and Option Scheme.

(2)	Represents share options available for future grants under the 2004 Share Option Scheme. The 2000 Executive Share Option Scheme has been terminated and no future issuances of options are available; however, all outstanding options granted under the plan continue in full force and effect.

(3)	Represents securities subject to our outstanding warrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares, as of March 1, 2007 for:

•	each person or entity who we know beneficially owns more than 5% of our ordinary shares;

•	each of our named executive officers and each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. The number of ordinary shares outstanding, on an as-converted basis, used in calculating the percentage for each listed person or entity includes ordinary shares underlying options or a warrant held by the person or entity, but excludes ordinary shares underlying options or warrants held by any other person or entity. In addition, each person’s or entity’s warrants and options that are exercisable within 60 days of March 1, 2007 is disclosed below. Percentage of beneficial ownership is based on 30,904,460 ordinary shares issued as of March 1, 2007.

To our knowledge, except as indicated by footnote and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the ordinary shares set forth opposite such person’s name. Unless otherwise indicated, the address of our officers and directors is c/o: Spark Networks plc, 8383 Wilshire Blvd., Suite 800, Beverly Hills, California 90211.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage of Shares
5% shareholders:
Great Hill Investors, LLC(1)	9,085,000	29.4%
Capital Research and Management Company(2)	3,261,580	10.6%
FM Fund Management Limited(3)	2,201,890	7.1%
Absolute Return Europe Fund (4)	1,627,088	5.3%
Executive Officers and Directors:
David E. Siminoff(5)	1,655,750	5.3%
Gregory R. Liberman(6)	172,187	*
Mark G. Thompson(7)	175,000	*
Joshua A. Kreinberg(7)	26,250	*
Michael A. Brown(7)	45,000	*
Benjamin A. Derhy(7)	50,000	*
Laura B. Lauder(8)	145,000	*
Michael A. Kumin	—	*
Adam S. Berger	—	*
Jonathan B. Bulkeley	20,000	*
Christopher S. Gaffney (1)	9,085,000	29.4%
Scott M. Sassa	—	*
All directors and executives as a group (11 persons)(9)	11,374,187	35.7%

*	Less than 1%.

(1)	Consists of 81,221 shares held by Great Hill Investors, LLC (“GHI”); 217,673 shares held by Great Hill Affiliate Partners II, L.P. (“GHAP II”); 5,713,465 shares held by Great Hill Equity Partners II, Limited Partnership (“GHEP II”); and 3,072,641 shares held by Great Hill Affiliate Partners III, L.P. (“GHAP III,” and together GHI, GHAP II and GHEP III, the “Funds”). Each Fund is an investment fund, principally engaged in the business of making private equity and other investments. Great Hill Partners GP II, LLC (“GPII”) is the sole general partner of GHEP II and GHAP II. Great Hill Partners GP III, L.P. (“GHEP III GP”) is the sole general partner of GHEP III. Stephen F. Gormley, Christopher S. Gaffney, a director of the Company, and John G. Hayes are the managers of GPII and GHI and Mr. Gaffney, Mr. Hayes and Mathew T. Vettel are the managers to GHP III, LLC, which is the sole general partner of GHEP III G.P. The principal business office of these reporting persons is c/o Great Hill Partners, LLC, One Liberty Square, Boston, Massachusetts 02109.

(2)	Capital Research and Management Company (“CRMC”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of 3,261,580 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. CRMC has sole dispositive power over these shares. Included in the holdings of CRMC is the holding of SMALLCAP World Fund, Inc., an investment company registered under the Investment Company Act of 1940, which is advised by CRMC. SMALLCAP World Fund, Inc. is the beneficial owner of 2,403,000 shares, of which it has sole voting power. Based on information provided to us by CRMC, CRMC is an affiliate of a broker-dealer and it acquired these securities in the ordinary course of business and that at the time of the acquisition of these securities, it had no agreements or understandings, directly or indirectly, with any person to distribute these securities. The persons controlling the investment decisions with respect to the shares held by CRMC and SMALLCAP World Fund are Gordon Crawford, J. Blair Frank, J. Dale Harvey, Claudia Huntington, Jonathan Knowles and Mark Denning. The address for both entities is 333 South Hope Street, Los Angeles, California 90071.

(3)	The registered office of FM Fund Management Limited is Queensgate House, South Church Street, George Town, Grand Cayman, Cayman Islands. Florian Homm has voting and investment powers for the shares held by FM Fund Management Limited.

(4)	Share ownership is based on a Schedule 13D filed with the Securities and Exchange Commission on September 13, 2006. Florian Homm is director of Absolute Return Europe Fund. The address is c/o 9300 Wilshire Blvd., Penthouse Suite, Beverly Hills, CA 90212

(5)	Includes 493,750 shares underlying options.

(6)	Includes 159,687 shares underlying options.

(7)	Consists of shares underlying options.

(8)	Includes 45,000 shares underlying options.

(9)	Shares beneficially owned by all executive officers and directors as a group include options to purchase 994,687 shares. See also footnote (1) with regards to the beneficial ownership of the Company’s shares by Mr. Gaffney.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Efficient Frontier

In 2004, we entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of our online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of our Chairman of the board of directors and former Chief Executive Officer, David E. Siminoff. We paid approximately $396,000 to Efficient Frontier in 2006 and $335,000 in 2005.

Other Agreements

In 2004, we invested $250,000 in Yobon, Inc., a provider of Web toolbar technology. The investment was in the form of convertible debt, which would convert into equity upon Yobon’s completion of equity financing, if such equity financing was completed within certain time frames. Our former Chief Technology officer, Phil Nelson, is the Chairman of Yobon. In December 2005, we determined that the value of the Yobon investment would not be realized in full and recorded an impairment charge in the amount of $105,000. In 2006, we collected approximately $145,000, the unimpaired portion of the Yobon investment.

On December 1, 2005, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership and Great Hill Affiliate Partners II L.P. purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions. Of the 6,000,000 shares purchased, (i) 2,500,000 shares were purchased from our former Co-Chairmen of the Board, (ii) 1,500,000 shares were purchased from Criterion Capital Management LLC, a more than 5% holder of our securities and (iii) 2,000,000 shares were purchased from affiliates of Tiger Global Management L.L.C. (“Tiger Global Management), a former holder of more than 10% of our securities. Great Hill since acquired an additional 3,085,000 shares and held an aggregate of 9,085,000 as of March 1, 2007.

We had entered into a confidentiality agreement dated October 14, 2005 with Great Hill Equity Partners II (“Great Hill”) that contained a provision (the “Standstill Provision”) pursuant to which Great Hill agreed not to, among other things, directly or indirectly acquire, offer to acquire, or propose to acquire more than 2% of any class of our securities or rights to acquire more than 2% of any class of our securities for a period of one year from the date of the confidentiality agreement without our prior written consent. On December 1, 2005, we and Great Hill entered into a standstill agreement (the “Standstill Agreement”) pursuant to which we waived the Standstill Provision and Great Hill agreed that its ability to increase its beneficial ownership of our securities would be subject to the terms and conditions of the Standstill Agreement, which has a term of five years unless terminated earlier. Pursuant to the Standstill Agreement, Great Hill agreed that it would not acquire or seek to acquire beneficial ownership of any of our voting securities (or rights to acquire any class of our securities or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (i) prior to giving effect thereto, the Great Hill Group beneficially owns less than 60% of Total Voting Power and (ii) after giving effect, the Great Hill Group would beneficially own more than 29.9% of Total Voting Power.

The provisions of the Standstill Agreement do not apply to (i) repurchases, redemptions, a rights issue, recapitalizations and consolidation or a share capital reduction us, and (ii) offers to acquire securities by the Great Hill Group to all of the holders of our voting securities.

On January 27, 2006, we entered into a separation agreement (the “Separation Agreement”) with Joe Shapira, our former Co-Chairman, with effect from January 1, 2006 pursuant to which Mr. Shapira’s employment agreement dated March 1, 2005 (the “Employment Agreement”) was terminated. We agreed to pay Mr. Shapira severance pay in the lump sum amount of $125,000, minus applicable state and federal withholdings. Mr. Shapira retained all share options previously awarded to him, and such options vested and became exercisable on the terms set forth in the respective option certificates. We agreed to defend and indemnify Mr. Shapira to the fullest extent permitted by our charter documents and applicable law against any demand, claim, cause of action, action, loss, and/or liability that is made against him arising from or relating to Mr. Shapira’s employment with us, service as a director of our company, or otherwise. Mr. Shapira agreed to release and discharge us from any and all employment termination claims, actions, demands, rights, or damages of any kind for termination of Mr. Shapira’s employment, Employment Agreement and/or separation from our company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2006 and 2005, we retained Ernst & Young LLP to provide services as follows:

	Fees for the Year Ended December 31,
Service	2006	2005
Audit fees(1)	$712,206	$569,047
Audit-related fees(2)	17,506	112,669
Tax fees	—	—
All other fees	—	—

Total audit and non-audit fees	$729,712	$681,716

(1)	These are fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, review of our quarterly reports, for our Registration Statement on Form S-1, and the issuance of opinions on our filings with the Companies House which must be compliant with International Financial Reporting Standards in the United Kingdom.

(2)	These are fees for professional services related to accounting consultation.

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

Director Independence

See Item 10 “Directors, Officers and Corporate Governance” for a discussion of board member independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Memorandum of Association of Registrant dated September 3, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

3.2	Certificate Confirming Incorporation and Change of Name dated January 31, 2005 (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

3.3	Articles of Association of Registrant, as amended April 11, 2000, December 10, 2004, September 2, 2005 and November 14, 2005 (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005).

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on February 8, 2006).

4.2	Form of ADR (included in Exhibit 4.1 herein)

4.3	Specimen ordinary share certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 7, 2005).

10.1	Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(a)	First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(b)	Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(c)	Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(d)	Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(e)	Fifth Amendment to Lease, dated February 22, 2006 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).

Exhibit Number	Description of Exhibit

10.1(f)	Sixth Amendment to Lease, dated March 7, 2007.

10.2	2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2(a)	Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.3	2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.3(a)	Form of Option Agreement for 2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.4	Asset Purchase Agreement, dated November 27, 2003, between the Registrant and Point Match USA, Inc. (incorporated by reference to exhibit 10.4 of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.4(a)	First Amendment to Asset Purchase Agreement, January 7, 2004, between the Registrant and Point Match USA, Inc. (incorporated by reference to Exhibit 10.4(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.5	Executive Employment Agreement, dated August 12, 2004, between the Registrant and David E. Siminoff (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.6	Executive Employment Agreement, dated October 4, 2004, between the Registrant and Mark G. Thompson (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.6(a)	Amendment dated September 14, 2006 to Executive Employment Agreement between Mark G. Thompson and the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006).

10.7	Separation Agreement entered into by and between the Registrant and Joe Y. Shapira effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006).

10.8	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 7, 2005).

10.8(a)	List of Parties executing Form of Indemnification Agreement for Officers and Directors.

10.9	Deal Documents and Purchase Agreement for investment in Yobon, Inc. dated October 19, 2004 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

Exhibit Number	Description of Exhibit

10.10	Warrant Agreement, dated December 30, 2004, between the Registrant and Europlay Capital Advisors LLC (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.11	Executive Employment Agreement, dated August 31, 2005, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.11(a)	Amendment No. 1, dated March 15, 2006, to the Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13(a) of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 2006).

10.11(b)	Amendment No. 2, dated November 27, 2006, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2006).

10.12	Stock Purchase Agreement dated May 19, 2005 by and among the Registrant, MingleMatch, Inc., The Corporation of the President of the Church of Jesus Christ of Latter-day Saints, and shareholders of MingleMatch, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.13	Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.14	Deposit Agreement for Global Depositary Shares (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-51195) filed with the Securities and Exchange Commission on November 7, 2005).

10.15	Form of GDR (included in Exhibit 10.18 herein)

10.16	Summary of Compensation for Non-Employee Board members (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006).

10.17	Executive Employment Agreement, dated February 12, 2007, between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on April 2, 2007.

SPARK NETWORKS PLC

/s/ ADAM S. BERGER
Adam S. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ADAM S. BERGER Adam S. Berger	Chief Executive Officer (Principal Executive Officer) and Director	April 2, 2007

/s/ MARK G. THOMPSON Mark G. Thompson	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ DAVID E. SIMINOFF David E. Siminoff	Chairman of the Board of Directors	April 2, 2007

/s/ MICHAEL A. BROWN Michael A. Brown	Director	April 2, 2007

/s/ JONATHAN B. BULKELEY Jonathan B. Bulkeley	Director	April 2, 2007

/s/ BENJAMIN A. DERHY Benjamin A. Derhy	Director	April 2, 2007

/s/ CHRISTOPHER S. GAFFNEY Christopher S. Gaffney	Director	April 2, 2007

/s/ LAURA B. LAUDER Laura B. Lauder	Director	April 2, 2007

/s/ MICHAEL A. KUMIN Michael A. Kumin	Director	April 2, 2007

/s/ SCOTT M. SASSA Scott M. Sassa	Director	April 2, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Spark Networks plc

We have audited the accompanying consolidated balance sheets of Spark Networks plc as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks plc at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 20, 2007

SPARK NETWORKS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$20,412	$17,096
Marketable securities	196	196
Restricted cash	2,070	1,126
Accounts receivable, net of allowance of $0 and $13	1,200	932
Deferred tax asset—current portion	219	101
Prepaid expenses and other	1,509	1,351

Total current assets	25,606	20,802
Property and equipment, net	2,306	4,453
Goodwill net	19,236	17,344
Intangible assets, net	4,406	4,627
Investment in noncontrolled affiliate	—	1,099
Deposits and other assets	72	295

Total assets	$51,626	$48,620

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,487	$2,267
Accrued liabilities	4,985	3,632
Deferred revenue	4,051	4,991
Notes payable—current portion	1,314	9,930
Current portion of obligations under capital leases	43	—

Total current liabilities	11,880	20,820
Deferred tax liability	1,782	1,717
Notes payable—long term	—	900
Obligations under capital leases	59	—

Total liabilities	13,721	23,437
Shares subject to rescission	8,079	6,089
Commitments and contingencies (note 13)	—	—
Shareholders’ equity:
Authorized capital £800,000 divided into 80,000,000 ordinary shares of 1p each; issued and outstanding 30,941,465 shares as of December 31, 2006, 30,241,496 shares as of December 31, 2005 at a stated value of:	517	487
Additional paid-in-capital	67,571	64,064
Accumulated other comprehensive income (loss).	248	(302)
Notes receivable from employees	—	(82)
Accumulated deficit	(38,510)	(45,073)

Total shareholders’ equity	29,826	19,094

Total liabilities and shareholders’ equity	$51,626	$48,620

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net revenues	$68,853	$65,511	$65,052
Direct marketing expenses	24,574	24,411	31,240

Contribution margin	44,279	41,100	33,812
Operating expenses:
Indirect marketing	1,130	1,208	2,607
Customer service	3,708	2,827	3,379
Technical operations	7,638	7,546	7,184
Product development	3,296	4,118	2,013
General and administrative	20,606	25,074	29,253
Amortization of intangible assets other than goodwill	1,184	1,085	860
Impairment of long-lived assets	114	105	208

Total operating expenses	37,676	41,963	45,504

Operating income (loss)	6,603	(863)	(11,692)
Interest (income) and other expenses, net	(696)	711	(66)

Income (loss) before income taxes	7,299	(1,574)	(11,626)
Provision (benefit) for income taxes	736	(136)	1

Net income (loss)	$6,563	$(1,438)	$(11,627)

Net income (loss) per share—basic and diluted	$0.21	$(0.06)	$(0.51)

Weighted average shares outstanding—basic	30,580	26,105	22,667
Weighted average shares outstanding—diluted	31,248	26,105	22,667

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS

OF SHAREHOLDERS’ EQUITY

(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Deferred Share Compensation	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable from Employees	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2003	19,557	$313	$39,737	$(2,572)	$(40)	$(120)	$(32,008)	$5,310
Issuance of ordinary shares upon exercise of share options and warrants	4,430	77	7,603	—	—	—	—	7,680
Private placement of ordinary shares	600	11	3,646	—	—	—	—	3,657
Unrealized loss on marketable securities	—	—	—	—	(73)	—	—	(73)
Foreign currency translation adjustment	—	—	—	—	100	—	—	100
Share-based compensation	—	—	(563)	2,267	—	—	—	1,704
Issuance of loans to employees	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(11,627)	(11,627)

BALANCE, December 31, 2004	24,587	401	50,423	(305)	(13)	(203)	(43,635)	6,668
Issuance of ordinary shares upon exercise of share options and warrants	5,304	79	8,356	—	—	—	—	8,435
Issuance of ordinary shares for acquisition	150	3	1,076	—	—	—	—	1,079
Issuance of ordinary shares for settlement	200	4	1,797	—	—	—	—	1,801
Unrealized gain on marketable securities	—	—	—	—	114	—	—	114
Foreign currency translation adjustment	—	—	—	—	(403)	—	—	(403)
Share-based compensation	—	—	2,412	305	—	—	—	2,717
Loans to employees	—	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	—	(1,438)	(1,438)

BALANCE, December 31, 2005	30,241	487	64,064	—	(302)	(82)	(45,073)	19,094
Issuance of ordinary shares upon exercise of share options and warrants	795	20	2,133	—	—	—	—	2,153
Reclasses to shares subject to rescission		12	(2,003)	—	—	—	—	(1,991)
Purchase of shares for retirement	(95)	(2)	(537)	—	—	—	—	(539)
Excess tax benefits from stock-based compensation			47					47
Unrealized gain on marketable securities	—	—	—	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	549	—	—	549
Share-based compensation	—	—	3,867		—	—	—	3,867
Loans to employees	—	—	—	—	—	82	—	82
Net income	—	—	—	—	—	—	6,563	6,563

BALANCE, December 31, 2006	30,941	$517	$67,571	$—	$248	$—	$(38,510)	$29,826

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$6,563	$(1,438)	$(11,627)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,152	4,709	3,925
Impairment of notes receivable and long-lived assets	196	226	208
Share-based compensation	3,867	2,717	1,704
Shares issued for legal settlement	—	97	—
Deferred tax liability	(82)	(106)	—
Imputed interest on notes payable	73	181	—
Gain (loss) from sale of marketable securities	—	107	(3)
Loss from investment in noncontrolled affiliate	(301)	68	—
Notes payable issued for legal settlement	—	—	1,700
Changes in operating assets and liabilities:
Accounts receivable	(170)	(291)	(231)
Advances to employees	—	19	45
Restricted cash	(943)	245	(1,330)
Prepaid expenses and other assets	117	22	146
Accounts payable and accrued liabilities	563	(3,668)	3,126
Deferred revenue	(941)	1,058	701

Net cash provided by (used in) operating activities	13,094	3,946	(1,636)

Cash flows from investing activities:
Sale of marketable securities	—	2,967	3,553
Purchases of marketable securities	—	—	(3,000)
Purchases of property and equipment	(639)	(1,448)	(5,467)
Purchases of businesses and intangible assets	(2,300)	—	(5,077)
Sale (purchase) of non-controlled affiliate	1,400	—	(1,167)
Cash paid in acquisition of business, net of cash acquired	—	(1,778)	—

Net cash used in investing activities	(1,539)	(259)	(11,158)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	2,153	10,705	15,156
Purchase of shares for retirement	(539)	—	—
Principal payments of capital lease obligations	(23)	(173)	(314)
Loans and advances to employees	—	—	182
Excess tax benefits from share-based compensation	47	—	—
Principal payments of notes payable	(9,877)	(1,388)	—

Net cash (used in) provided by financing activities	(8,239)	9,144	15,024

Net increase in cash	3,316	12,831	2,230
Cash and cash equivalents at beginning of year	17,096	4,265	2,035

Cash and cash equivalents at end of year	$20,412	$17,096	$4,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$34	$42	$41
Cash paid for income taxes	$86	$—	$1

Supplemental information of non-cash investing and financing activities:
Equipment capital lease financing	$107	$—	$—
MingleMatch, Inc. acquisition
Short-term notes payable issued	$—	$10,000	$—
Fair value of ordinary shares issued	$—	$1,079	$—
Accrued transaction costs	$—	$165	$—
Shares issued for legal settlement expensed in prior year	$—	$1,793	$—

See accompanying notes.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

Spark Networks plc (the “Company”) is a public limited company incorporated under the laws of England and Wales. The Company has American depositary receipts which are traded on the American Stock Exchange and global depositary receipts which are traded on the Frankfurt Stock Exchange . The Company and its consolidated subsidiaries provide Internet personals services, in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Web sites and search and contact other individuals who have posted profiles.

Membership on the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles is free. The Company charges a subscription fee for one, three, six and twelve-month subscriptions to members allowing them to initiate communication with other members and subscribers via the Company’s confidential email communications platform. Two-way communications through the Company’s confidential email platform can only take place between paying subscribers.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent Company and all of its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The financial statements of the Company’s foreign subsidiary are prepared using the local currency as the subsidiary’s functional currency. The Company translates the assets and liabilities using period-end rates of exchange, and revenues and expenses using average rates of exchange for the year. The resulting translation gain or loss is included in accumulated other comprehensive income (loss) and is excluded from net income (loss).

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

The Company derives a small amount of revenues (less than 2% in 2006, 2005, and 2004) from certain promotional events. Revenues and the related expenses associated with these events are recognized at the conclusion of each event.

The Company also earns a small amount of revenue from barter arrangements. The Company provides internet banner advertising space to a marketing associate in exchange for similar advertising space on the marketing

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associate’s web site. Barter transactions are valued based on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. Revenue and the related marketing expenses, had these been cash arrangements, totaled $0, $21,000, and $93,000 for the years ended December 31, 2006, 2005, and 2004 respectively. The Company recorded these barter arrangements as direct marketing expense and related revenue based on the number of new registrations generated from the marketing associates and the average historic member acquisition costs.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2006, 2005, and 2004 the Company incurred advertising costs amounting to approximately $23.2 million, $23.3 million, and $29.1 million respectively.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents.

Marketable Securities

The Company makes temporary investments of cash in liquid interest bearing accounts and marketable securities. Marketable securities are classified as available for sale, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and are stated at fair market value, with any unrealized gains or losses reported as other comprehensive income (loss) under shareholders’ equity in the accompanying consolidated balance sheets. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred. In 2006, no changes were made to marketable securities. In 2005, the Company sold securities in the amount of $3.0 million and recognized a loss of $107,000 and reclassified specifically identifiable losses from unrecognized gains and losses of $112,000.

As of December 31, 2006, investment in marketable securities consists of government debt securities with maturities between five to ten years. The fair value of the available for sale securities approximates their carrying value (amortized cost). Unrealized gains and losses were immaterial.

Restricted Cash

The credit card processors the Company uses, regularly withhold deposits and maintain balances which the Company record as restricted cash. As of December 31, 2006 and 2005, the Company had $2.1 million, $1.1 million in restricted cash, respectively.

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for membership fees pending collection from the credit card processors. The Company records a reserve based on historical charge back levels experienced over the preceding three-month period. The allowance for doubtful accounts as of December 31, 2006 and 2005 was $0, and $13,000, respectively. The chargeback reserve as of December 31, 2006 and 2005 was approximately $26,000 and $117,000, respectively.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Web Site and Software Development Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

In accordance with Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs,” the Company expenses costs related to the planning and post implementation phases of Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for the Web site are included in expenses in the accompanying consolidated statements of operations.

Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2006	2005	2004
Capitalized	$—	$350	$658
Expensed	$447	$595	$693
Unamortized Balance	$353	$800	$1,045

In 2004, the Company impaired capitalized software development costs of approximately $208,000.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions and had been amortized over a five year period using the straightline method until 2001. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which no longer

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires the periodic amortization of goodwill. As of December 31, 2006 and 2005, the Company had unamortized goodwill of approximately $19.2 million and $17.3 million respectively. Goodwill has been tested for impairment under the provisions of SFAS No. 142 and these tests indicated that there was no impairment.

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

Impairment of Notes Receivable and Long-lived Assets

The Company assesses the impairment of assets, which include notes receivable, property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or common stock, a significant decline in actual and projected revenue, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

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

In 2006, largely based on the evaluation of existing domain names, the Company recorded an impairment charge of approximately $114,000 for domain names it deemed to not have substantial value.

In 2005, based on information received from Yobon, Inc. and management’s analysis on recoverability of the notes receivable, the Company recorded an impairment charge of approximately $105,000. Payment for the remaining $145,000 of the Yobon investment was received by the Company in 2006.

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

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) requires a company to recognize compensation expense based on the fair value at the date of grant for share options and other share-based compensation, eliminating the use of the intrinsic value method. The Company adopted Statement 123(R) on July 1, 2005, and as a result, loss before income taxes for the year ended December 31, 2005, was $2.7 million, or $0.11 per basic and diluted share higher, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Prior to adoption of SFAS No. 123(R), the Company recognized forfeitures as they occurred. The impact upon

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of SFAS No. 123(R) between these methods of accounting for forfeitures was approximately $942,000 lower than under SFAS No. 123.

At December 31, 2005, the Company had two share-based employee compensation plans, which are described more fully in Note 10 of these consolidated financial statements. Prior to July 1, 2005, The Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Only share-based employee compensation related to variable accounting (as discussed in Note 10, Shareholders’ Equity) was recognized in the Company’s Statements of Operations for the year ended December 31, 2001, and in the six month period ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying ordinary share on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Prior to our adoption of Statement 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2006, the Company recognized $47 thousand of excess tax benefits from share-based compensation.

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

	Year Ended December 31,
	2005	2004
Net loss as reported	$(1,438)	$(11,627)
Add: SFAS 123 (R) share based employee compensation expense included in reported net income, net of related tax effects	2,717	—
Add: share based employee compensation expense recorded in the accompanying consolidated statements of operations Pre-SFAS 123 (R)	(30)	367
Deduct: Total share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,460)	(3,452)

Pro forma net loss	$(4,211)	$(14,712)

Loss Per Share
As reported—basic & diluted	$(0.06)	$(0.51)
Pro forma—basic & diluted	$(0.16)	$(0.65)

Note that the above pro forma disclosures are provided for 2004 and 2005 are presented because employee share options were not accounted for using the fair-value method during 2004 and the first six months of 2005.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Statement 123, the fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model for those options granted prior to July 1, 2005. The following assumptions were used to determine fair value:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Expected life in years	4	4
Dividend per share	—	—
Volatility	76.2%	70.0%
Risk-free interest rate	3.5%	3.5%

In accordance with Statement 123(R), the Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2006 and the six month period ending December 31, 2005, there were three groups of employees whose behavior was significantly different than those of other groups, therefore the Company estimated different forfeiture rates for each group.

Prospective compensation expense was calculated using a bi-nomial or lattice model with the following variables

	Periods Prior to June 30, 2006	Periods After June 30, 2006
Expected life in years	4	4
Dividend per share	—	—
Volatility	75%	45%
Risk-free interest rate	3.5%	4.5%

The volatility rate was derived by examining historical share price behavior and assessing management’s expectations of share price behavior during the term of the option. In 2005 and 2006, the volatility of our share price significantly declined. In July 2006, management reassessed expected volatility and concluded that using 45% instead of the 75% the Company had been using for periods prior to June 30, 2006 would more closely reflect the volatility over the term of the options.

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

The Company accounts for shares issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect of share options and warrants on diluted weighted average shares outstanding has been excluded from the calculation of income (loss) per share for years ended December 31, 2005 and 2004 because it would have been antidilutive. Had the Company’s net income been positive for the year ended December 31, 2005 and 2004, the weighted average shares outstanding for the diluted earnings per share calculation would have been approximately 26.7 million, and 26.9 million, respectively, using the treasury stock method for 2004, and the treasury stock method as adjusted under SFAS 123 (R) for 2005.

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

	Years Ended December 31, (in thousands)
	2006	2005	2004
Net income (loss)	$6,563	$(1,438)	$(11,627)
Changes in unrealized gains/losses in available for sale securities	1	114	(73)
Foreign currency translation adjustment	549	(403)	100

Total accumulated comprehensive income (loss	$7,113	$(1,727)	$(11,600)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Years Ended December 31, (in thousands)
	2006	2005	2004
Loss (gain) on marketable securities	2	1	(113)
Foreign currency translation adjustment	246	(303)	100

Total comprehensive (loss)	$248	$(302)	$(13)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and obligations under capital leases are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares and potentially dilutive shares outstanding during the period. Potentially dilutive shares, are composed of shares issuable upon the exercise of options and warrants and are computed using the treasury stock method. As seen in the chart below, diluted earnings per share is calculated only for those periods having income since diluting a loss is prohibited under generally accepted accounting principles (in thousands except earnings per share).

	For the Year Ended December 31
	2006	2005	2004
Income Per Common Share—Basic
Net income (loss) applicable to common shares	$6,563	$(1,438)	$(11,627)
Weighted average shares outstanding-basic	30,580	26,105	22,667

Basic Earnings (Loss) Per Share	$0.21	$(0.06)	$(0.51)

Income Per Common Share—Diluted

Net income (loss) applicable to common shares	$6,563	$(1,438)	$(11,627)

Weighted average shares outstanding-basic	30,580	26,105	22,667
Dilutive options using the treasury stock method	534	na	na
Dilutive warrants using the treasury stock method	134	na	na

Weighted average shares outstanding-diluted	31,248	26,105	22,667

Diluted earning (loss) per share	$0.21	$(0.06)	$(0.51)

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

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely that not” to occur and then

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measuring those positions to determine if they are recognizable in the financial statements. The Company will adopt FIN 48 effective on January 1, 2007 and we do not believe its adoption will result in a material cumulative-effect adjustment.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements and we cannot assess the impact of SFAS 157 at this date.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating the impact, if any, the adoption of SFAS 159 may have on its consolidated financial statements and cannot assess the impact at this date.

2. Income Taxes

	Year ended December 31,
	2006	2005	2004
	(amounts in thousands)
Income before income taxes:
U.S	$6,954	$(2,162)	$(11,626)
Foreign	345	588	—

	$7,299	$(1,574)	$(11,626)

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2006	2005	2004
	(amounts in thousands)
Income tax expense/(benefit):
Current
Federal	$3,327	$61	$—
State	130	11	1
Foreign	—	—	—

	3,457	72	1

Deferred
Federal	(862)	(416)	(3,660)
State	731	(82)	(1,323)
Foreign	97	167	—

	(34)	(331)	(4,983)

Valuation Allowance	(2,687)	123	4,983

	$736	$(136)	$1

	Year ended December 31,
	2006	2005	2004
Reconciliation of Effective Income Tax Rate:
Provision on earnings at federal statutory rate	35.0	(35.0)	(35.0)
State tax provision, net of federal benefit	8.1	(2.9)	(7.6)
Litigation and audit settlements	1.8	—	—
Nondeductible expenses	1.1	24.0	—
Foreign tax rate differential	0.6	(2.5)	—
Valuation allowance	(37.6)	7.8	43.9
Other	1.0	—	(1.3)

Total provision (benefit) for income taxes	10.0	(8.6)	—

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

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax asset/(liability) for the periods presented are as follows:

	Year ended December 31,
	2006	2005	2004
	(amounts in thousands)
Deferred income tax assets
Net operating loss carry-forward	$16,255	$18,850	$18,131
Depreciation and amortization	2,220	2,348	2,274
Compensation accruals	2,925	1,476	1,574
Accruals and reserves	—	1,491	878
State taxes	(1,408)	(1,600)	(1,555)
Gain/(Loss) on disposal of assets	(289)	(73)	(129)
Excess capital loss over capital gain	664	605	605
Credits	364	204	204
Other	190	171	93

Total before valuation allowance	20,921	23,472	22,075
Less: Valuation allowance	(20,683)	(23,369)	(22,075)

Total deferred income tax asset	$238 (1)	$103	$—

Deferred income tax (liabilities)
Other	$(215)	$(215)	$—
Accruals and reserves	(579)	—	—
Amortization	(988)	(1,502)	—

Total deferred income tax liability	$(1,782)	$(1,717)	$—

Total net deferred income tax	$(1,544)	$(1,614)	$—

(1)	$19,000 of deferred tax assets are classified as deposits and other assets on the balance sheet.

Due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets.

At December 31, 2006, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $37.8 million and $33.6 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2018 through 2024 for federal purposes and in 2007 through 2014 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company. Of the net operating losses available, approximately $1.4 million and $500,000 for federal and state purposes, respectively, are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available net operating losses do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future.

3. Acquisitions of Businesses

Stu & Lew Productions

On December 7, 2006 we acquired the assets of Stu & Lew Productions, creator of “Schmooze-a-Palooza”, an annual event held in December, for $50,000. We believe the acquisition further strengthens JDate’s offline presence and solidifies its connection to Jewish singles, most notably in the Los Angeles & New York markets.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LDSSingles

On May 5, 2006 we completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online singles community, for total consideration of $2.3 million, of which $2.0 million was paid up front in cash and $300,000 will be paid in cash on the one year anniversary of the acquisition. The results of LDSSingles operations have been included in the consolidated financial statements since that date. The Company believes that its acquisition of LDSSingles will allow the Company to strengthen its market share related to the religious online singles niche. Of the $2.2 million of acquired intangible assets, $170,000 was assigned to member databases and will be amortized over five years, $140,000 was assigned to subscriber databases which will be amortized over six months, $200,000 was assigned to developed software which will be amortized over two years and $250,000 was assigned to domain names which are not subject to amortization.

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

Duplo AB

On September 9, 2004, the Company acquired a 20% interest in Playahead (Duplo AB) for approximately $1.2 million including professional fees related to the transaction. The Company also acquired the right but not

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the obligation to acquire the remaining 80% interest of Duplo AB by September 9, 2006. In addition, the Company had the right, but not the obligation, to sell back its shares for the full purchase price, or an amount exceeding the full purchase price, within 18 months from September 9, 2004. The Company received two of five board seats in connection with the purchase. Given the Company’s ownership, and Board representation, the Company accounted for its ownership interests under the equity method of accounting.

Playahead AB owns and operates Playahead.com, a community site primarily focused on the Swedish market, whose members range in age primarily from 16-35. On October 23, 2006, the Company sold its 20% interest in PlayAhead (Duplo AB) for $1.4 million and recognized a gain of approximately $300,000.

4. Employee and Officer Advances

The Company provided loans to employees which are repaid in installments through payroll deductions; short-term advances to employees to facilitate the exercise of Company share options, in what is equivalent to a cashless exercise; and long-term loans to employees to facilitate the exercise of share options which call for repayment in the future based on the individual terms of the notes. The short-term advances are repaid by the employee immediately after they receive the proceeds from the sale of the shares purchased from the exercise of the Company share options. The long-term loans are reported on the consolidated balance sheet as a reduction to shareholders’ equity. As of December 31, 2006, and 2005, the Company had notes receivable from employees of $0 and $82,000, respectively. As of December 31, 2006, and 2005, the Company had advances receivable from employees of approximately $0 and $1,000, respectively.

5. Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	As of December 31,
(in thousands)	2006	2005
Computer equipment	$5,286	$4,836
Computer software	7,768	8,372
Furniture, fixtures, and equipment	702	628
Leasehold improvements	469	449

	14,225	14,285
Less: Accumulated depreciation	(11,919)	(9,832)

	$2,306	$4,453

Depreciation expense including those for equipment under capital leases for the years ended December 31, 2006, 2005, and 2004, was $3.0 million, $3.6 million, and $3.1 million, respectively, and is calculated on the straight-line basis over three years.

Computer equipment as of December 31, 2006 and 2005 includes $107,000 and $662,000 of assets purchased under capital leases, respectively.

6. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Under the provisions of SFAS No. 142, amortization of goodwill ceased and the remaining book value is tested for

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment at least annually at the reporting unit level using a two step impairment test. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. No impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount. Goodwill of $19.2 million as of December 31, 2006 and $17.3 million as of December 31, 2005 is mainly related to the purchase of MingleMatch, Inc. in May 2005 and LDSSingles in May 2006. Finite-lived intangible assets consist of purchased databases and technologies, and are amortized over the expected periods of benefits (three years for member databases, three months for subscriber databases and five years for technologies). Indefinite-lived intangible assets consist of purchased domain names and, in accordance with the provisions of SFAS No. 142, are not amortized. Intangible assets consists of the following at the following periods (amounts in thousands):

	As of December 31, 2006		As of December 31, 2005
(in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Member databases	$3,064	$1,803	$4,610	$2,593
Subscriber databases	510	510	370	370
Purchased technologies	405	137	962	782
Domain names	2,877	—	2,429	—

	$6,856	$2,450	$8,371	$3,745

Amortization expense for finite-lived intangible assets for the year ended December 31, 2006, 2005, and 2004 was $1,200,000, $1,100,000, and $860,000, respectively. Amortization expense is expected to be $984,000 for the year ending December 31, 2007, and $463,000, $34,000, $34,000 and $14,167 in 2008, 2009, 2010 and 2011 respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(in thousands)
Advertising	$1,776	$1,592
Loss contingencies	376	601
Taxes Payable	770	—
Other accrued liabilities	2,063	1,439

Total	$4,985	$3,632

8. Obligations under Capital Leases

In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009, providing for minimum lease payments for the year ending December 31, 2006 of approximately $55,000. As of December 31, 2006, the company had approximately $114,000 in future minimum lease payment obligations.

The Company’s total payments under capital lease agreements were approximately $55,000 and $173,000 for the years ended December 31, 2006 and 2005, respectively.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Notes Payable

In May 2005, the Company issued five short term promissory notes in connection with the MingleMatch acquisition, in the cumulative face value amount of ten million dollars with a computed principal of $9.7 million after imputed interest and discount of $253,000, computed at a 3.08% interest rate. The discount will be amortized over the term of the notes and recognized as interest expense. The notes bear no actual interest if paid on the due date of each note. All of the notes except for the one dated May 31, 2006 in the amount of $1,350,000 are subject to a 75% acceleration clause in the event of an initial public offering prior to the due date of the note. The notes were as follows:

Paid on October 31, 2005	$1,000,000
Paid on January 10, 2006	$2,000,000
Paid on March 31, 2006	$3,000,000
Paid on May 31, 2006	$2,650,000
Paid on May 31, 2006	$1,350,000

In September 2004, the Company issued a promissory note in the amount of $1.7 million as a final settlement for a lawsuit. The note bears simple interest at the rate of 2.75% per year and is payable in installments, excluding accrued interest, on (i) September 15, 2005 in the amount of $400,000 (paid); (ii) September 15, 2006 in the amount of $400,000 (paid); and (iii) September 15, 2007 in the amount of $900,000.

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

Share Repurchase Program

In November, 2006, shareholders approved a share buyback program. The Company has been authorized to conduct the potential repurchase of up to an aggregate of approximately 2,000,000 of the Company’s GDSs and ADSs, which represent the Company’s ordinary shares, on the Frankfurt Stock Exchange or XETRA exchange in Germany and the American Stock Exchange in the United States. Share repurchases are being conducted in open market transactions. Repurchase of ADSs on the American Stock Exchange is being conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, which prescribes price, volume and procedural requirements for an issuer purchasing its shares. Although any repurchases on the Frankfurt Stock Exchange are not required to comply with Rule 10b-18, the Company intends, to the extent practicable, to conduct such repurchases as though the conditions of Rule 10b-18 were applicable.

From November 22, 2006 to December 31, 2006, the Company repurchased 94,559 shares at a weighted average price of $5.70. All shares repurchased are earmarked for cancellation.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In August 2003, the Company agreed to issue warrants to consultants to subscribe for up to 1,000,000 shares of the Company’s ordinary shares at an exercise price of $2.50 per share. Of these warrants, 500,000 vested immediately and were exercisable and non-forfeitable; however, a warrant certificate was never issued yet the warrants were treated as issued and outstanding in our financial statements. The Company recorded expense of approximately $1.1 million in 2003, related to the 500,000 vested warrants. In December 2004, the Company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, the Company issued a warrant certificate for 750,000 shares. Prior to the vesting of the 250,000 warrants in December 2004, the Company treated the 500,000 unvested warrants as variable and, accordingly, recorded expenses in 2004 and 2003 of approximately $914,000 and $505,000, respectively. Because the warrants fully vested in December 2004, a final valuation and related expense was recorded in 2004 in the amount of $955,000. Since the Company was accounting for the warrants using variable accounting, the accounting modification resulting from the acceleration of the 250,000 warrants was insignificant, and the cancellation of the remaining 250,000 warrants resulted in reversing previously recognized expense in the amount of $710,000. As a result of the December 2004 vesting, the Company is no longer required to recognize an increase or decrease in compensation expense based on the then fair value of such warrants. 210,000 and 320,000 warrants were exercised in 2006 and 2005 respectively. As of December 31, 2006, 220,000 warrants, which expire in 2007 are vested and outstanding.

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

The exercise price of options granted under the Plans, are based on the estimated fair market value of the ordinary shares on the date of grant. Options granted under the Plans vest and terminate over various periods as defined by each option grant and in accordance with the terms of the Plans. In September 2004, the board of directors resolved to cease granting options under the 2000 Plan. However, pursuant to the provisions of the 2000 Plan, all outstanding options previously granted under the 2000 Plan continue in full force and effect. The Company intends to use the 2004 Plan to grant options to employees, consultants, and directors in the future. The 2004 Plan terminates in September 2014, and restricts shares to be issued to a maximum of 17,000,000, with approximately 14,703,000 shares available for future grant as of December 31, 2006. The 2004 plan does not set specific vesting or term limits, however, grants generally vest over four years and have a maximum term of seven years. Upon option exercise, the Company issues new shares.

In July 2003 and April 2004, loans were made to employees for the exercise of 100,000 and 15,000 options respectively. The loans were deemed a “synthetic” repricing under EITF 00-23 “Issues Related to the Accounting for Share Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and resulted in variable accounting. For the years ended December 31, 2005 and 2004, the Company recorded a reduction in expenses of approximately $29,000 and an expense of $121,000, respectively, resulting from these transactions. As of December 31, 2005, the deferred compensation balances that resulted from these transactions were fully amortized.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, total unrecognized compensation cost related to non-vested stock options was $6.6 million. This cost is expected to be recognized over a weighted-average period of 4 years. The following table describes option activity for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Granted, weighted average fair value per share	$1.65	$3.07
Exercised, weighted average intrinsic value per share	$2.40	$3.13

Information relating to outstanding share options is as follows, (in thousands):

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2004	8,997	$3.81
Granted	1,544	8.35
Exercised	(5,070)	2.12
Expired	(6)	—
Cancelled (six thousand expired in 2005)	(762)	7.00

Outstanding at December 31, 2005	4,703	$5.58
Granted	1,078	6.30
Exercised	(671)	3.14
Expired	—	—
Cancelled	(1,572)	7.51

Outstanding at December 31, 2006	3,538	$5.98

Option Range Summary

As of December 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.15 - $10.37	1,082	4	$8.33	537	$8.62
$5.44 - $6.89	1,333	5	$6.23	356	$6.49
$0.98 - $4.17	1,123	2	$3.74	499	$3.30

Weighted Average	3,538	4	$5.98	1,392	$6.17	$1,002

As of December 31, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.46 - $9.34	1,171	5	$8.45	252	$8.53
$5.80 - $7.15	1,684	4	$6.16	303	$6.05
$0.86 - $5.15	1,848	3	$3.21	708	$2.72

Weighted Average	4,703	4	$5.58	1,263	$4.68	$3,498

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted prior to 2006, were priced in foreign currency, weighted average price per share calculations are impacted by foreign currency exchange fluctuations.

Shares Subject to Rescission

Under our 2000 Executive Share Option Scheme (“2000 Option Scheme”), the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, the Company may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, the Company may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.

As of December 31, 2006, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $7.2 million, excluding statutory interest, and $8.1 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of their option.

The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $8.1 million as shares subject to rescission in the accompanying December 31, 2006 consolidated balance sheet.

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

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, assuming every eligible holder of unexercised options were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would be approximately $1.3 million, excluding statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.

11. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2005, 2005, and 2004 were approximately $343,000, $234,000, and $184,000, respectively.

12. Segment Information

The Company operates several online personals web sites that we have aggregated into three reportable segments, (1) JDate, which consists of our JDate.com Web site and its co-branded Web sites, (2) AmericanSingles, which consists of our AmericanSingles.com Web site and its co-branded Web sites, and (3) Other Businesses, which consists of all our other Web sites and businesses, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has aggregated several of its smaller web sites into the Other Businesses segment. As a result of this change occurring in the fourth quarter of 2004, we have presented re-segmented information for the year ended December 31, 2004. Information for our segments is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2006	2005	2004
Revenues
JDate	28,301	25,961	23,820
AmericanSingles	$22,396	$29,217	$35,224
Other Businesses	18,156	10,333	6,008

Total	$68,853	$65,511	$65,052

Direct Marketing
JDate	3,295	2,885	1,740
AmericanSingles	$11,870	$15,167	$24,954
Other Businesses	9,409	6,359	4,546

Total	$24,574	$24,411	$31,240

Contribution
JDate	25,006	23,076	22,080
AmericanSingles	$10,526	$14,050	$10,270
Other Businesses	8,747	3,974	1,462

Total	$44,279	$41,100	$33,812

Unallocated operating expenses	37,676	41,963	45,504

Operating income, (loss)	$6,603	$(863)	$(11,692)

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company operates several international Web sites, however, many of them are operated and managed by our U.S. operations. Foreign revenues represent sales generated outside the U.S. where we have principal operations. Net revenues and identifiable assets by geographical area are as follows:

	Year Ended December 31,
	2006	2005
Net Revenues	(in thousands)
United States	$64,941	$61,973
Israel	3,912	3,538

Total	$68,853	$65,511

Non-Current Assets
United States	$20,237	$22,426
Israel	5,783	5,392

Total	$26,020	$27,818

13. Commitments and Contingencies

Operating Leases

The Company leases its office facilities under operating lease agreements effective through May 2009, providing for annual minimum lease payments as follows (amounts in thousands):

Year Ending
2007	$612
2008	$199
2009	$49

Total	$860

The Company recognized rent expense under operating leases of $1,066,000, $847,000, and $444,000 for the years ended December 31, 2006, 2005, and 2004 respectively.

Other Commitments and Obligations

The Company has other commitments and obligations consisting of notes payable for acquisitions, legal settlements and contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $450,000 for less than one year and $67,000 between one and three years. Contracts with other service providers are for 30 day terms or less.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 8, 2006, the Court granted the Company’s application to bifurcate the Adelman trial of the issue of actual injury or damages and set the trial for August 17, 2006 (the “Bifurcated Damages Trial”). The Court determined at the Bifurcated Damages Trial that Adelman did not suffer any actual injury or damages, Adelman’s claims were dismissed, and a judgment was entered to award attorneys’ fees and costs to the Company. On January 31, 2007, the Court awarded the Company $50,000 in legal fees. Adelman has filed an appeal seeking to vacate the judgment. In addition, the Company has filed an appeal of the attorneys’ fees award in order to seek an award of all of the attorneys’ fees incurred in this matter. Although the Company agrees that the Court properly granted the Company’s Attorneys’ Fees Motion, the Company believes that the Court should have awarded the Company attorneys fees in the full amount that it requested, approximately $390,000, and not the amount actually awarded, $50,000. Adelman has cross-appealed in attempt to vacate the attorneys’ fees award entirely.

On March 25, 2005, the court in Fertelmeyster entered its Memorandum Opinion and Order (“Memorandum Opinion”) granting summary judgment in the Company’s favor, on the grounds that Fertelmeyster lacks standing to seek injunctive relief or restitutionary relief under the Illinois Dating Services Act, Fertelmeyster did not suffer any actual damages, and that the Company is not unjustly enriched as a result of its contract with Fertelmeyster. The Memorandum Opinion “disposes of all matters in controversy” in the litigation and also provides that the Company is subject to the Illinois Dating Services Act and, as such, its subscription agreements violate the act and are void and unenforceable. This ruling may subject the Company to potential liability for claims brought by the Illinois Attorney General or customers that have been injured by the Company’s violation of the statute. Fertelmeyster filed a Motion for Reconsideration of the Memorandum Opinion and, on August 26, 2005, the court issued its opinion denying Fertelmeyster’s Motion for Reconsideration. In the opinion, the court, among other things: (i) decertified the class, eliminating the last remnant of the litigation; (ii) rejected each of the plaintiff’s arguments based on the arguments and law that the Company provided in the Company’s opposition; (iii) stated that the court would not judicially amend the Illinois statute to provide for restitution when the legislature selected damages as the sole remedy; (iv) noted that the cases cited by plaintiff in connection with plaintiff’s Motion for Reconsideration actually support the court’s prior order granting summary judgment in the Company’s favor; and (v) denied plaintiff’s Motion for Reconsideration in its entirety. The time period for filing an appeal from the Memorandum Opinion in the Fertelmeyster Action has now expired, and as a result, the Fertelmeyster litigation is now concluded.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the Supreme Court of New York dismissed the case brought by Ms. Grossman. Although the plaintiff appealed the decision, in October 2004, the New York Supreme Court, Appellate Division upheld the lower court’s dismissal. In addition, two Justices in a concurring opinion concluded that the Company’s services were not covered under the New York Dating Services Act.

On July 21, 2005, Leonard Kristal (“Kristal”) and MatchPower Ltd. (“MatchPower”) filed an action in the Los Angeles County Superior Court, Civil Action No. SC086367, entitled “LEONDARD KRISTAL, and MATCHPOWER, LTD., Plaintiffs, v. MATCHNET, PLC; SPARK NETWORKS, PLC, and DOES 1 through 25, inclusive, Defendants (the “Kristal/MatchPower Action”). In their complaint, Kristal and MatchPower assert claims for a breach of contract, wrongful termination in violation of public policy, and solicitation of employee by misrepresentation. MatchPower alleges that it entered into an agreement with us to pay MatchPower the sum of $15,000 per month from March 30, 2004 through April 2005 and that the Company owes MatchPower the sum of $90,000 A mediation occurred in the Kristal/MatchPower Action on January 17, 2006. At the mediation, the parties entered into a binding settlement stipulation (the “Stipulation”). According to the terms of the Stipulation, the Company will pay to Kristal the sum of $150,000 in equal monthly installments of $8,333.33 commencing February 1, 2007, and Kristal and MatchPower will: (i) execute general releases of known and unknown claims in our favor and (ii) dismiss with prejudice the action they have filed against us. A disagreement exists regarding the language to be included, and the scope of, the General Release. On April 17, 2006, the Court granted the Company’s motion to enforce the Stipulation and ordered Kristal to execute a release of claims against the Company, and a request for dismissal of the Kristal/ MatchPower Action with prejudice. This matter is now settled, and the Company has commenced making the monthly payments to Kristal.

On March 10, 2005, Akonix Systems, Inc. (“Akonix”) filed with the American Arbitration Association a demand for arbitration against us. Akonix, which provided software services to us pursuant to a Project Contract and Amendment thereto (“Akonix Contract”), claims that the Company breached an obligation under the Akonix Contract to issue to Akonix an option to purchase 50,000 shares of our common stock at a strike price equal to the October 23, 2000 last trading price of such stock on the Frankfurt Stock Exchange (the “Stock Option”). A mediation in Akonix occurred on January 31, 2006. At the mediation, the Company proposed to settle the claims of Akonix for a payment of $75,000. On February 16, 2006, Akonix accepted the Company’s proposal and the matter has been settled.

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

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material impact on its financial position or results of operations. The Company believes it has accrued appropriate amounts where necessary in connection with the above litigation.

14. Related Party Transactions

In 2004, the Company entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of our online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of our former Chief Executive Officer, David E. Siminoff. The Company paid approximately $396,000 and $335,000 to Efficient Frontier in 2006 and 2005, respectively.

In 2004, the Company invested $250,000 in Yobon, Inc., a provider of Web toolbar technology. The investment was in the form of convertible debt, which would convert into equity upon Yobon’s completion of equity financing, if such equity financing was completed within certain time frames. The former Chief Technology officer, Phil Nelson, is the Chairman of Yobon. In December 2005, the Company determined that the value of the Yobon investment would not be realized in full and recorded an impairment charge in the amount of $105,000. In 2006, the Company collected approximately $145,000, the unimpaired portion of the Yobon investment.

The Company had entered into a confidentiality agreement dated October 14, 2005 with Great Hill Equity Partners II (the “Shareholder”) that contained a provision (the “Standstill Provision”) pursuant to which the Shareholder agreed not to, among other things, directly or indirectly acquire, offer to acquire, or propose to acquire more than 2% of any class of the Company’s securities or rights to acquire more than 2% of any class of the Company’s securities for a period of one year from the date of the confidentiality agreement without the Company’s prior written consent. On December 1, 2005, the Company and the Shareholder entered into a standstill agreement (the “Standstill Agreement”) pursuant to which the Company waived the Standstill Provision and the Shareholder agreed that its ability to increase its beneficial ownership of the Company’s securities would be subject to the terms and conditions of the Standstill Agreement, which has a term of five years unless terminated earlier. Pursuant to the Standstill Agreement, the Shareholder agreed that it would not acquire or seek to acquire beneficial ownership of any voting securities of the Company (or rights to acquire any class of securities of the Company or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (i) prior to giving effect thereto, the Shareholder Group beneficially owns less than 60% of Total Voting Power and (ii) after giving effect, the Shareholder Group would beneficially own more than 29.9% of Total Voting Power. Notwithstanding the foregoing, the Shareholder Group, would not be deemed to beneficially own any voting securities owned by another person if the sole reason is being a member of a group with such person and there are no other indicia of beneficial ownership of such securities that are attributable to the Shareholder Group. The provisions of the Standstill Agreement do not apply to (i) repurchases, redemptions, a rights issue, recapitalizations and consolidation or a share capital reduction by the Company, and (ii) offers to acquire securities by the Shareholder Group to all of the holders of voting securities of the Company.

On December 1, 2005, in connection with the exercise of options, each of Joe Shapira and Alon Carmel entered into tax indemnification agreements with the Company. Mr. Shapira is the former Executive Chairman of the Company’s board of directors. Mr. Carmel is a cofounder, former President and former Executive Co-Chairman of the Company’s board of directors. Pursuant to the indemnification agreements, each of Messrs. Shapira and Carmel agreed to indemnify and pay to the Company any taxes (including income, employment or other withholding taxes), interest and/or penalties and other costs and expenses (including attorney’s fees incurred by the Company) the Company is required to pay as a result of the Company’s failure to withhold any federal, state, local or foreign taxes in respect of the exercise of each of their options, respectively.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Results of Operations (unaudited)

The following tables present the Company’s quarterly results of operations and should be read in conjunction with the consolidated financial statements and related notes. The Company has prepared the unaudited information on substantially the same basis as our audited consolidated financial statements which, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for the presentation of the results of operations for such periods. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three months ended(1)
(in thousands except per share amounts)	Dec 31, 2006	Sep 30, 2006	June 30, 2006	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005	June 30, 2005	Mar 31, 2005
Selected Consolidated Statements of Operations Data:
Net revenues	$17,237	$17,506	$17,305	$16,805	$16,586	$16,935	$15,464	$16,526
Contribution margin	11,013	11,603	10,515	11,148	10,527	9,862	9,413	11,298
Income (loss) from operations	2,710	2,778	187	928	(233)	(1,966)	(699)	2,035
Interest (income) and other expenses, net	(522)	(80)	(133)	39	426	141	168	(24)

Income (loss) before income taxes	3,232	2,858	320	889	(659)	(2,107)	(867)	2,059
Income taxes	531	34	(8)	179	(256)	56	(8)	72

Net income (loss)	$2,701	$2,824	$328	$710	$(403)	$(2,163)	$(859)	$1,987

Net income (loss) per share— basic	$0.09	$0.09	$0.01	$0.02	$(0.01)	$(0.08)	$(0.03)	$0.08
Net income (loss) per share— diluted	$0.09	$0.09	$0.01	$0.02	—	—	—	$0.07

(1)	Certain financial information for prior periods has been reclassified to conform to the 2006 periods’ presentation.

For the purpose of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.

16. Subsequent Events (unaudited)

On February 1, 2007, the Company entered into an agreement to purchase the assets of HurryDate a leading online personals and singles events company. The purchase of HurryDate will expand the Company’s offline presence and solidify its position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds.

On February 20, 2007, David E. Siminoff resigned as Chief Executive Officer of the Company. The Company’s board of directors accelerated options to purchase 156,250 shares that were previously scheduled to vest in August of 2007. These options are part of a grant of 1,250,000 options (the “Employment Options”), of which 468,750 had already vested. In addition, by resigning, Mr. Siminoff forfeited the remaining, unvested 468,750

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Options. As a result of the acceleration of the 156,250 options, the forfeiture of the remaining unvested options and Mr. Siminoff’s prior exercise of certain options, as of March 16, 2007, Mr. Siminoff held 468,750 exercisable options, each at an exercise price of €3.11 (euro) per share, which is approximately $4.08 based on the current conversion rate. The Company will treat the acceleration and term extension of Mr. Siminoff’s options as a modification under SFAS 123(R) and will recalculate fair value based on the modification in the first quarter of 2007.

On February 12, 2007, Adam S. Berger, a member of the Company’s board of directors, entered into an agreement to serve as the Company’s new CEO effective February 21, 2007. Pursuant to the terms of the Agreement, Mr. Berger receives a base salary of $350,000 per year, which will be reviewed annually and may be increased at the sole discretion of the compensation committee of the board of directors in light of Mr. Berger’s performance and the Company’s financial performance and other economic conditions, but may not be decreased without Mr. Berger’s written consent. Mr. Berger will also be paid an annual retention bonus of $50,000. Mr. Berger is eligible to receive an annual performance bonus equal to a minimum of $75,000, a maximum of $450,000 and a target amount of $300,000. The performance bonus will be based on a twelve-month calendar year and will be based on goals set by the board of directors with input from Mr. Berger and the compensation committee related to the Company’s gross revenue, earnings before interest, depreciation and amortization (also known as EBITDA) and management objectives. Provided Mr. Berger remains the Company’s CEO throughout 2007, he will receive a minimum guaranteed performance bonus of $83,000. Furthermore, as of February 21, Mr. Berger no longer receives compensation for his service as a director, although options received as a director continue to vest.

On February 12, 2007, in connection with execution of the Agreement, Mr. Berger received a grant under the Company’s 2004 Option Scheme of 1,030,000 stock options with an exercise price of $5.45. 257,500 of the options vest on February 12, 2008 and 1/36th of the remaining 772,500 options vest each month thereafter so that all 1,030,000 options will be vested and exercisable four years from the date of grant. Mr. Berger also received an additional 200,000 stock options with an exercise price of $6.81, which is 125% of fair market value of the Company’s ordinary shares. 50,000 of those options vest on February 12, 2008 and 1/36th of the remaining 150,000 options vest each month thereafter so that all 200,000 options will be vested and exercisable four years from the date of grant. Lastly, on February 21, 2007, the effective date of the Agreement, Mr. Berger also received a grant of 70,000 incentive stock options with an exercise price of $5.74, 17,500 of which will vest on the one year anniversary of the grant date and 1/36th of the remaining 52,500 will vest each month thereafter so that all 70,000 options will be vested and exercisable four years from the date of grant. All options have a term of 10 years.