Form 10-Q
period 2007-03-31
SPARK NETWORKS PLC
filed 2007-05-10
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 30,742,808 outstanding ordinary shares, par value £0.01 per share, as of May 9, 2007.

SP ARK NETWORKS, PLC

Table of Contents to Quarterly Report on Form 10-Q

For the period ended March 31, 2007

ITEM 1. FINANCIAL STATEMENTS

SPARK NETWORKS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,492	$20,412
Marketable securities	197	196
Restricted cash	2,013	2,070
Accounts receivable, net of allowance of $50 and $0 for March 31, 2007 and December 31, 2006	1,029	1,200
Deferred tax asset – current portion	632	219
Prepaid expenses and other	1,444	1,509

Total current assets	24,807	25,606
Property and equipment, net	1,816	2,306
Goodwill, net	17,917	19,236
Intangible assets, net	5,826	4,406
Deposits and other assets	56	72

Total assets	$50,422	$51,626

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,692	$1,487
Accrued liabilities	4,621	4,985
Deferred revenue	4,320	4,051
Notes payable – current portion	1,491	1,314
Current portion of obligations under capital leases	—	43

Total current liabilities	12,124	11,880
Deferred tax liabilities	1,826	1,782
Obligations under capital leases	—	59

Total liabilities	13,950	13,721
Shares subject to rescission (Note 6)	8,309	8,079
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Authorized capital £800,000 divided into 80,000,000 ordinary shares of 1p each; issued and outstanding 30,761,855 shares as of March 31, 2007 and 30,941,465 shares as of December 31, 2006, at a stated value of:	442	517
Additional paid-in-capital	67,824	67,571
Accumulated other comprehensive income	375	248
Accumulated deficit	(40,478)	(38,510)

Total shareholders’ equity	28,163	29,826

Total liabilities and shareholders’ equity	$50,422	$51,626

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net revenues	$16,820	$16,805
Direct marketing expenses	6,757	5,657

Contribution margin	10,063	11,148

Operating expenses:
Indirect marketing (including share-based compensation of $10 and $13)	327	366
Customer service (including share-based compensation of $19 and $23)	929	908
Technical operations (including share-based compensation of $179 and $174)	1,424	2,230
Product development (including share-based compensation of $88 and $118)	806	845
General and administrative (including share-based compensation of $1,763 and $1,028)	6,585	5,632
Amortization of intangible assets other than goodwill	344	239
Impairment of goodwill	1,894	—

Total operating expenses	12,309	10,220

Operating (loss) income	(2,246)	928

Interest (income), loss and other expenses, net	(205)	39

(Loss) income before income taxes	(2,041)	889

(Benefit) provision for income taxes	(73)	179

Net (loss) income	$(1,968)	$710

Net (loss) income per share – basic	$(0.06)	$0.02

Net (loss) income per share – diluted	$(0.06)	$0.02

Weighted average shares outstanding – basic	30,868	30,266
Weighted average shares outstanding – diluted	30,868	31,258

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$(1,968)	$710
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	891	1,056
Impairment of goodwill	1,894	—
Share-based compensation	2,059	1,371
Deferred tax liability	(329)	55
Imputed interest on notes payable	—	52
Impairment of employee loan	—	82
Changes in operating assets and liabilities:
Accounts receivable	171	457
Restricted cash	57	(913)
Prepaid expenses and other assets	88	6
Accounts payable and accrued liabilities	(147)	752
Deferred revenue	269	685

Net cash provided by operating activities	2,985	4,313

Cash flows from investing activities:
Purchases of property and equipment	(81)	(293)
Purchases of intangible assets	(3)	(300)
Cash paid in acquisition of business, net of cash acquired	(2,007)	—
Sale of property and equipment	31	—

Net cash used in investing activities	(2,060)	(593)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	146	113
Purchase of shares for retirement	(1,800)	—
Principal payments of capital lease obligations	(102)	(4)
Principal payments of notes payable for acquisition	—	(5,000)
Excess tax benefits from stock-based compensation	(4)	—
Notes Payable	(85)	(285)

Net cash used in financing activities	(1,845)	(5,176)

Net (decrease) increase in cash	(920)	(1,456)
Cash and cash equivalents at beginning of period	20,412	17,096

Cash and cash equivalents at end of period	$19,492	$15,640

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$867	$76
Assets acquired through a capital lease	$—	$135

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

Membership in the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a subscription fee for one-, three-, five-, six- and twelve-, month subscriptions to members allowing them to initiate communication with other members and subscribers via the Company’s email communications platform. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Share-Based Compensation

The Company accounts for shares issued to employees and directors in accordance with the provisions of SFAS 123 (R) which it adopted on July 1, 2005.

At March 31, 2007, the Company had two share-based employee compensation plans, which are described more fully in Note 6. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified- prospective transition method. Under that transition method, compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Prior to its adoption of Statement 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company recognized a tax provision from deductions resulting from the exercise of share options in the first quarter of 2007 and classified the provision as a financing cash outflow on the cash flow statement.

The Company accounts for shares issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.

Earnings Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted net loss per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method. Had the Company’s net income been positive for the quarter ended March 31, 2007, the weighted average shares outstanding for the diluted earnings per share calculation would have been 31,085,834, using the treasury stock method as adjusted under SFAS 123 (R).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) consists of its reported net income (loss) and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) for each of the periods presented is comprised as follows:

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(1,968)	$710
Changes in unrealized gains/losses in available for sale securities	1	10
Foreign currency translation adjustment	126	(94)

Total comprehensive (loss) income	$(1,841)	$626

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

New Accounting Standard

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48. “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. No impact on our financial statements was recorded as a result of our adoption of FIN 48.

The Company’s US Federal tax returns have been audited by the IRS for tax year 2003.

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

3.	Acquisitions of Businesses and Intangibles

Domain Names

On March 24, 2006 the Company acquired certain domain names and trademarks for approximately $300,000. The Company expects the purchase of the domain names to allow for synergistic uses of existing databases. The domain names are assigned an infinite life and are subject to impairment testing under SFAS No. 142 “Goodwill and Other Intangible Assets.”

HurryDate

On February 1, 2007, the Company entered into an agreement to purchase the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.25 million, of which $2.0 million was paid up front in cash, and, subject to certain conditions in the purchase agreement, payment of an earn-out based upon the operating income of the HurryDate business for the period of April 1, 2007 to March 31, 2008. The purchase of HurryDate will expand the Company’s offline presence and is intended to solidify its position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds. Of the $2.2 million of acquired intangible assets, $490,000 was preliminarily assigned to member databases and will be amortized over three years, $50,000 was preliminarily assigned to subscriber databases which will be amortized over five months, $800,000 was preliminarily assigned to developed software which will be amortized over five years, $360,000 was preliminarily assigned to domain names which are not subject to amortization, and $480,000 was preliminarily assigned to goodwill.

LDSSingles

On May 5, 2006 we completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online singles community, for total consideration of $2.3 million, of which $2.0 million was paid up front in cash and $300,000 will be paid in cash on the one year anniversary of the acquisition. The results of LDSSingles operations have been included in the consolidated financial statements since that date. The Company believes that its acquisition of LDSSingles will allow the Company to strengthen its market share related to the religious online singles niche. Of the $2.2 million of acquired intangible assets, $170,000 was assigned to member databases and will be amortized over five years, $140,000 was assigned to subscriber databases which was amortized over six months, $200,000 was assigned to developed software which will be amortized over two years, $250,000 was assigned to domain names which are not subject to amortization, and $1.4 million was assigned to goodwill.

Playahead AB (formerly Duplo AB)

On September 9, 2004, the Company acquired a 20% interest in Playahead (Duplo AB) for approximately $1.2 million including professional fees related to the transaction. Playahead AB owns and operates Playahead.com, a community site primarily focused on the Swedish market, whose members range in age primarily from 16-35. On October 19, 2006, the Company sold its 20% interest in PlayAhead (Duplo AB) for $1.4 million and recognized a gain of approximately $300,000.

Impairment of Goodwill

The Company recorded $1.9 million in impairment expense related to the impairment of the book carrying value of goodwill under SFAS 142 related to AmericanSingles.

4.	Obligations Under Capital Leases

In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009, providing for minimum lease payments in 2006. In March 2007, the Company paid $102,000 to relieve future capital lease obligations.

5.	Notes Payable

In September 2004, the Company issued a promissory note in the amount of $1.7 million as a final settlement for a lawsuit. The note bears interest at the rate of 2.75% per year and is payable in installments on (i) September 15, 2005 in the amount of $400,000; (ii) September 15, 2006 in the amount of $400,000; and (iii) September 15, 2007 in the amount of $900,000.

In February 2007, the Company issued a promissory note in the amount of $250,000 in connection with the HurryDate acquisition. The note bears no interest and is payable in May of 2007.

6.	Shareholders’ Equity

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

In the first quarter of 2007, the Company repurchased 304,106 shares at a weighted average price of $5.92. All shares repurchased are earmarked for cancellation.

Warrants

In December 2004, the Company issued a warrant certificate for 750,000 shares. As of March 31, 2007, 650,000 warrants were exercised and 100,000 warrants, with an expiration date of August 14, 2007, were vested and outstanding.

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

The exercise price of options granted under the Plans, is based on the fair market value of the ordinary shares on the date of grant. Options granted under the Plans vest and terminate over various periods as defined by each option grant and in accordance with the terms of the Plans. In September 2004, the Board of Directors resolved to cease granting options under the 2000 Option Plan. However, pursuant to the provisions of the 2000 Option Plan, all outstanding options previously granted under the 2000 Option Plan continue in full force and effect. The Company intends to use the 2004 Plan to grant options to employees, consultants, and directors in the future. The 2004 Plan terminates in September 2014, and restricts shares to be issued to a maximum of 17,000,000, with approximately 13,247,213 shares available for future grant as of March 31, 2007. Upon option exercise, the Company issues new shares.

In April 2004, a loan was made to an employee for the exercise 15,000 options. The loan was deemed a “synthetic” repricing under EITF 00-23 “Issues Related to the Accounting for Share Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and resulted in variable accounting. In the first quarter of 2006, the Company extended the loan to December 2006 and recorded a reserve against the note. In the first quarter of 2007, the loan was repaid and a benefit was realized.

As of March 31, 2007, total unrecognized compensation cost related to non-vested stock options was $6.4 million. This cost is expected to be recognized over a weighted-average period of 4 years. The following table describes option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2006	3,538	$5.98
Granted	1,574	5.68
Exercised	(56)	2.62
Cancelled	(614)	4.97

Outstanding at March 31, 2007	4,442	$6.19

Some options are priced in foreign currency, weighted average price per share calculations are impacted by foreign exchange fluctuations.

Shares Subject to Rescission

Under the 2000 Executive Share Option Plan (“2000 Option Plan”), the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Option Plan may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, the Company may have potential liability to those employees, directors and consultants to whom it issued securities upon the exercise of these options. In order to address that issue, the Company may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.

As of March 31, 2007, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Plan were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $7.3 million, excluding statutory interest, and $8.3 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of the option.

The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $8.3 million as shares subject to rescission in the accompanying March 31, 2007 consolidated balance sheet.

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

As of March 31, 2007, assuming every eligible holder of unexercised options were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would be approximately $732,000 excluding statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.

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

	Three Months Ended March 31,
(in thousands)	2007	2006
Revenues
JDate	$7,210	$6,996
AmericanSingles	4,288	6,343
Other Businesses	5,322	3,466

Total	$16,820	$16,805

Direct Marketing
JDate	$714	$796
AmericanSingles	3,071	3,360
Other Businesses	2,972	1,501

Total	$6,757	$5,657

Contribution
JDate	$6,496	$6,200
AmericanSingles	1,217	2,983
Other Businesses	2,350	1,965

Total	$10,063	$11,148

Unallocated operating expenses	12,309	10,220

Operating (loss) income	$(2,246)	$928

Due to the Company’s integrated business structure, operating expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes. Depreciation and amortization are included in total unallocated operating expenses.

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

Legal Proceedings

On February 27, 2007, Kenneth J. Dinolfo initiated an action, Dinolfo v. Spark Networks plc, action in New Jersey Superior Court in Essex County (Case No. L 1699-07). Mr. Dinolfo alleges claims for violations of his privacy and misappropriation of his likeness under common law and California and New Jersey statutes and seeks compensatory and statutory damages and attorneys’ fees. The action was removed to the U.S. District Court for the District of New Jersey on April 18, 2007 and assigned a new case number (07 CV 1818 (SDW)(MCA)). The Company filed a Motion to Dismiss or Transfer Based upon Improper Venue on April 25, 2007. No trial date has been set. The Company strongly disputes the merits of the claims asserts and shall vigorously defend the claims and assert all appropriate counterclaims.

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

In 2004, the Company entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of the Company’s online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of David E. Siminoff , the Company’s Chairman of the Board of Directors and former Chief Executive Officer. The Company paid approximately $64,000 to Efficient Frontier in the first quarter of 2007. There were no payments made to Efficient Frontier in the first quarter of 2006.

In 2004, the Company invested $250,000 in Yobon, Inc., a provider of Web toolbar technology. The investment was in the form of convertible debt, which would convert into equity upon Yobon’s completion of equity financing, if such equity financing was completed within certain time frames. The Company’s former Chief Technology officer, Phil Nelson, was the Chairman of Yobon. In December 2005, the Company determined that the value of the Yobon investment would not be realized in full and recorded an impairment charge in the amount of $105,000. In April 2006, the Company collected $145,000, the unimpaired portion of the Yobon investment. Yobon has now effectively ceased operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Managements Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

	Three Months Ended March 31,
(in thousands)	2007	2006
Revenues
JDate	$7,210	$6,996
AmericanSingles	4,288	6,343
Other Businesses	5,322	3,466

Total	$16,820	$16,805

Direct Marketing
JDate	$714	$796
AmericanSingles	3,071	3,360
Other Businesses	2,972	1,501

Total	$6,757	$5,657

Contribution
JDate	$6,496	$6,200
AmericanSingles	1,217	2,983
Other Businesses	2,350	1,965

Total	$10,063	$11,148

Unallocated operating expenses	12,309	10,220

Operating (loss) income	$(2,246)	$928

Key Business Metric

We regularly review certain operating metrics in order to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. The key business metric that we use to measure the performance of our operating segments is Average Paying Subscribers, which are defined as individuals who have paid a monthly fee for access to communication and Website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Unaudited selected statistical information regarding Average Paying Subscribers is shown in the table below. The references to “Other Businesses” in this table indicate metrics data for the websites in our Other Businesses segment.

	Three Months Ended March 31,
	2007	2006
Average Paying Subscribers:
JDate	75,211	75,316
AmericanSingles	61,620	90,323
Other Businesses	94,482	65,002

Total	231,313	230,641

Results of Operations

The following table presents our historical operating results as a percentage of net revenues:

	Three Months Ended March 31,
	2007	2006
Net revenues	100.0%	100.0%
Direct marketing	40.2	33.7

Contribution margin	59.8	66.3

Operating expenses:
Indirect marketing	1.9	2.2
Customer service	5.5	5.4
Technical operations	8.5	13.3
Product development	4.8	5.0
General and administrative	39.1	33.5
Amortization of intangible assets other than goodwill	2.0	1.4
Impairment of long-lived assets	11.3	—

Total operating expenses	73.1	60.8

Operating (loss) income	(13.3)	5.5
Interest and other expense, (income), net	(1.2)	0.2

(Loss) income before income taxes	(12.1)	5.3
Provision for income taxes	(0.4)	1.1

Net (loss) income	(11.7)%	4.2%

Average Paying Subscribers

Average paying subscribers for the JDate segment were 75,211 in the quarter ended March 31, 2007 compared to 75,316 in the same period last year. Average paying subscribers for the AmericanSingles segment decreased 31.8% to 61,620 in the quarter ended March 31, 2007 compared to 90,323 in the quarter ended March 31, 2006. Average paying subscribers for websites in our Other Businesses segment increased 45.4% to 94,482 in the quarter ended March 31, 2007 compared to 65,002 in the quarter ended March 31, 2006.

The decrease in revenues for AmericanSingles is largely attributable to a 26.6% decrease in the AmericanSingles marketing spend in the last half of 2006 compared to the last half of 2005. The increase in average paying subscribers for our other websites is due primarily to organic growth as well as the purchase of LDS Singles in May of 2006.

Net Revenues

Substantially all our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 2% of net revenues for the quarters ended March 31, 2007 and 2006, are attributable to certain promotional events. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted rates. Most subscriptions renew automatically for subsequent periods until subscribers terminate them.

Net revenues for JDate increased 3.1% to $7.2 million in the first quarter of 2007 compared to $7.0 million in 2006. The increase in net revenues for JDate is due to a shift toward shorter term subscription plans which have a higher per month price point. Net revenues for AmericanSingles decreased 32.4% to $4.3 million in the quarter ended March 31, 2007, compared to $6.3 million in 2006. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 53.5% to $5.3 million in the first quarter of 2007 compared to $3.5 million in 2006. The increase in net revenues for our Other Businesses is attributed primarily to incremental growth in subscribers as well as the purchase of LDS Singles in May of 2006.

Direct Marketing Expenses

Direct marketing expenses for JDate decreased 10.3% to $714,000 in the first quarter of 2007 compared to $796,000 in 2006. The decrease is due to a decrease in offline marketing spending and a concentration on online direct marketing spending which is more direct response, and easier to measure performance for, than offline marketing. Direct marketing expenses for AmericanSingles decreased 8.6% to $3.1 million in the first quarter of 2007 compared to $3.4 million in the same period in 2006. The decrease in AmericanSingles marketing was due to stabilization of our expenditure rate for AmericanSingles after the substantial decrease in marketing spending in early 2005. Direct marketing expenses for our websites in our Other Businesses segment increased 98.0% to $3.0 million in the first quarter of 2007 compared to $1.5 million in the first quarter of 2006. The increase is primarily due to increased advertising for the BlackSingles and Relationships.com websites as well as the acquisition of LDS Singles in May 2006.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses increased 20.4% to $12.3 million in the first quarter of 2007 compared to $10.2 million in the same period in 2006. Stated as a percentage of net revenues, operating expenses increased to 73.1% in the first quarter of 2007 compared to 60.8% in the same period in 2006. The increase in operating expenses was primarily attributable to share-based compensation expense of approximately $1.1 million as a result of the acceleration of vesting and extension of the exercisable period of options for our former CEO and current Chairman of the Board, in connection with his resignation as CEO of the Company as well as $1.9 million in impairment expense related to the impairment of the book carrying value of goodwill under SFAS 142 related to AmericanSingles. These increases were partially offset by a decrease in technical operations expenses of $0.8 million.

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses decreased 10.7% to $327,000 in the first quarter of 2007 compared to $366,000 in the first quarter of 2006. Stated as a percentage of net revenues, indirect marketing expenses decreased to 1.9% in the first quarter of 2007 compared to 2.2% in the same period in 2006. The decrease is due mainly to lower headcount in the department.

Customer Service. Customer service expenses consist primarily of costs associated with our member services center. Customer services expenses increased 2.3% to $929,000 in the first quarter of 2007 compared to $908,000 in the first quarter of 2006. Stated as a percentage of net revenues, customer service expenses increased to 5.5% in the quarter ended March 31, 2007 compared to 5.4% in the same period in 2006.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses decreased 36.1% to $1.4 million in the first quarter of 2007 compared to $2.2 million in 2006. Stated as a percentage of net revenues, technical operations expenses decreased to 8.5% in the quarter ended March 31, 2007 compared to 13.3% in the same period in 2006. The decrease is due primarily to lower hosting costs as well as lower headcount when comparing first quarter 2007 to first quarter 2006.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Product development expenses decreased 4.6% to $806,000 in the first quarter of 2007 compared to $845,000 in 2006. Stated as a percentage of net revenues, product development expenses decreased to 4.8% in the quarter ended March 31, 2007 compared to 5.0% in the same period in 2006.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses increased 16.9% to $6.6 million in the first quarter of 2007 compared to $5.6 million in the same period in 2006. Stated as a percentage of net revenues, general and administrative expenses increased to 39.1% in the quarter ended March 31, 2007 compared to 33.5% for the same period in 2006. The increase in general and administrative expenses is primarily attributable to share-based compensation expense of approximately $1.1 million as a result of the acceleration of vesting and extension of the exercisable period of options for our former CEO and current Chairman of the Board, in connection with his resignation as CEO of the Company as well as approximately $500,000 in expenses related to the Scheme of Arrangement, which is the plan to reorganize the Company into a U.S. legal entity, and Sarbanes-Oxley related compliance.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily SocialNet, PointMatch, and MingleMatch. Amortization expense increased 43.9% to $344,000 in the first quarter of 2007 compared to $239,000 in the first quarter of 2006. The increase is due mainly to amortization of intangible assets related to the acquisition of LDS Singles in May 2006 and HurryDate in February 2007.

Impairment of Goodwill. Based on a FAS 142 goodwill impairment analysis performed by the Company, the value of the AmericanSingles business was deemed to likely be insufficient to justify the current carrying value of goodwill. Accordingly, the Company recorded $1.9 million in impairment expense in the quarter.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities and income on our investments in non-controlled affiliates. Net interest income increased to $205,000 for the quarter ended March 31, 2007 from net interest expense of $39,000 for the same period in 2006.

Critical Accounting Policies

Income Taxes

The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The Company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, the Company regularly assesses its tax position for such matters and, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. To the extent reserves are recorded, they will be utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. The Company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. No impact on our financial statements was recorded as a result of our adoption of FIN 48.

Liquidity and Capital Resources

As of March 31, 2007, the Company has cash, cash equivalents and marketable securities of $19.7 million. We have historically financed our operations with internally generated funds and offerings of equity securities. We have no revolving or term credit facilities.

Net cash provided by operations was $3.0 million for the three months ended March 31, 2007 compared to $4.3 million for the same period in 2006. The decrease is primarily due to a reduction in net income from increased marketing spend in the first quarter as well as approximately $500,000 for the Scheme of Arrangement and Sarbanes-Oxley related compliance.

Net cash used in investing activities in the first quarter of 2007 was $2.1 million, of which $2.0 million was for the acquisition of HurryDate compared to $593,000 for the same period in 2006.

Net cash used by financing activities was $1.8 million for the first quarter of 2007 compared to $5.2 million for the first quarter of 2006. Cash used by financing activities in 2007 was due mainly to payments made under our share repurchase program to repurchase the Company’s shares for retirement.

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

ITEM 3.	QUANTIT ATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.	CONTR OLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, our management, with the participation of our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INF ORMATION.

ITEM 1.	LEGAL PROCE EDINGS

The information required by this item is contained in the financial statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a further description of litigation and claims.

ITEM 1A.	RIS K FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTER ED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

On November 21, 2006, we announced the approval of a share repurchase plan whereby the Company is authorized to repurchase up to two million shares of the Company’s outstanding common stock. All shares reported in the table below were purchased through the Company’s publicly announced share repurchase program. The authorization to repurchase shares is valid until May 21, 2008.

The table below sets forth information regarding the Company’s purchases of its ordinary shares through March 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
November 1 – November 30	36,742	$6.08	36,742	$19,776,609
December 1 – December 31	57,817	$5.40	57,817	$19,464,397
January 1 – January 31	79,013	$5.35	79,013	$19,041,677
February 1 – February 28	54,178	$5.80	54,178	$18,727,445
March 1 – March 31	170,915	$6.16	170,915	$17,674,608

Total	398,665		398,665

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS PLC

/s/ Mark G. Thompson
by:	Mark G. Thompson
Chief Financial Officer

Date: May 10, 2007