Form 10-Q
period 2007-06-30
SPARK NETWORKS INC
filed 2007-08-10
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51195

SPARK NETWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-8901733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8383 Wilshire Boulevard, Suite 800, Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

(323) 658-3000

(Registrant’s telephone number, including area code)

SPARK NETWORKS PLC

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

Yes  ☐    No  ☑

The registrant had 30,336,039 outstanding shares of common stock, par value $0.001 per share, as of August 09, 2007.

SPARK NETWORKS PLC

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,977	$20,412
Marketable securities	197	196
Restricted cash	1,996	2,070
Accounts receivable, net of allowance of $50 and $0 for June 30, 2007 and December 31, 2006	968	1,200
Deferred tax asset – current portion	239	219
Prepaid expenses and other	1,825	1,509

Total current assets	26,202	25,606
Property and equipment, net	1,451	2,306
Goodwill, net	17,771	19,236
Intangible assets, net	5,471	4,406
Deposits and other assets	95	72

Total assets	$50,990	$51,626

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,435	$1,487
Accrued liabilities	4,632	4,985
Deferred revenue	4,263	4,051
Notes payable – current portion	908	1,314
Current portion of obligations under capital leases	—	43

Total current liabilities	11,238	11,880
Deferred tax liabilities	1,851	1,782
Obligations under capital leases	—	59

Total liabilities	13,089	13,721
Shares subject to rescission (Note 5)	5,492	8,079
Commitments and contingencies (Note 7)	—	—
Shareholders’ equity:
Authorized capital £800,000 divided into 80,000,000 ordinary shares of 1p each; issued and outstanding 30,579,900 shares as of June 30, 2007 and 30,941,465 shares as of December 31, 2006, at a stated value of	504	517
Additional paid-in-capital	70,102	67,571
Accumulated other comprehensive income	206	248
Accumulated deficit	(38,403)	(38,510)

Total shareholders’ equity	32,409	29,826

Total liabilities and shareholders’ equity	$50,990	$51,626

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$16,616	$17,305	$33,436	$34,110
Direct marketing expenses	5,444	6,790	12,201	12,447

Contribution margin	11,172	10,515	21,235	21,663
Operating expenses:
Indirect marketing (including share-based compensation of $13, $13, $23, and $26)	388	256	715	622
Customer service (including share-based compensation of $20, $24, $39, and $47)	859	898	1,788	1,806
Technical operations (including share-based compensation of $188, $202, $367, and $376)	1,477	2,207	2,901	4,437
Product development (including share-based compensation of $90, $121, $178, and $239)	672	968	1,478	1,813
General and administrative (including share-based compensation of $652, $701, $2,415, and $1,729	5,549	5,644	12,134	11,276
Amortization of intangible assets other than goodwill	354	355	698	594
Impairment of goodwill	—	—	1,894	—

Total operating expenses	9,299	10,328	21,608	20,548

Operating income (loss)	1,873	187	(373)	1,115
Interest (income) and other expenses, net	(297)	(133)	(502)	(94)

Income before income taxes	2,170	320	129	1,209
Provision (benefit) for income taxes	95	(8)	22	171

Net income	$2,075	$328	$107	$1,038

Net income per share – basic	$0.07	$0.01	$0.00	$0.03

Net income per share – diluted	$0.07	$0.01	$0.00	$0.03

Weighted average shares outstanding – basic	30,677	30,359	30,772	30,313
Weighted average shares outstanding – diluted	30,904	30,875	30,979	31,024

See accompanying notes.

SPARK NETWORKS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$107	$1,038
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,750	2,204
Impairment of goodwill	1,894	—
Other	20	—
Share-based compensation	3,022	2,432
Loss from sale of marketable securities	(1)	4
Deferred tax liability	18	66
Loss from investment in non-controlled affiliate	—	21
Imputed interest on notes payable	—	73
Impairment of employee loan	—	82
Changes in operating assets and liabilities:
Accounts receivable	135	219
Restricted cash	74	(867)
Prepaid expenses and other assets	(290)	363
Accounts payable and accrued liabilities	(396)	206
Deferred revenue	212	(208)

Net cash provided by operating activities	6,545	5,633

Cash flows from investing activities:
Purchases of property and equipment	(223)	(557)
Purchases of businesses and intangible assets	(4)	(2,300)
Cash paid in acquisition of business, net of cash acquired	(2,261)	—
Sale of property and equipment	24	—

Net cash used in investing activities	(2,464)	(2,857)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	168	432
Purchase of shares for retirement	(3,264)	—
Payments of capital lease obligations	(102)	(13)
Principal payments of notes payable for acquisition	(203)	(9,000)
Excess tax benefits from stock-based compensation	(1)	—
Notes payable	(114)	—

Net cash (used in), provided by financing activities	(3,516)	(8,581)

Net increase (decrease) in cash	565	(5,805)
Cash and cash equivalents at beginning of period	20,412	17,096

Cash and cash equivalents at end of period	$20,977	$11,291

Supplemental disclosure of cash flow information:
Cash (received) paid for interest	$(410)	$48
Cash paid for income taxes	$1,157	$40
Assets acquired through a capital lease	$—	$135
Short-term notes payable issued	$—	$300

See accompanying notes.

SPARK NETWORKS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

As of June 30, 2007, Spark Networks plc (the “Company”) was a public limited company incorporated under the laws of England and Wales. As of June 30, 2007, the Company had American Depositary Receipts, which were traded on the American Stock Exchange, and Global Depositary Receipts, which were traded on the Frankfurt Stock Exchange. Since the completion of our reorganization on July 9, 2007, the shares of Spark Networks, Inc., a Delaware corporation and the Company’s parent entity (“Spark Delaware”), have been traded on the American Stock Exchange and Spark Delaware has become the Company’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s websites and search and contact other individuals who have posted profiles.

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

At June 30, 2007, the Company had two share-based employee compensation plans, which are described more fully in Note 5. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Prior to its adoption of Statement 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company recognized a tax provision from deductions resulting from the exercise of share options in the first half of 2007 and classified the provision as a financing cash outflow on the cash flow statement.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) consists of its reported net income (loss), the net unrealized gains or losses on marketable securities and foreign currency translation adjustments. Comprehensive income for each of the periods presented is comprised as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,075	$328	$107	$1,038
Changes in unrealized gains/losses in available for sale securities	—	(2)	1	8
Foreign currency translation adjustment	(170)	322	(44)	228

Total comprehensive income	$1,905	$648	$64	$1,274

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

The Company changed its effective income tax rate as of June 30, 2007 as a result of changes in the Company’s estimates of certain items including projected taxable income by jurisdiction.

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

2.	Acquisitions of Businesses and Intangibles

Domain Names

On March 24, 2006, the Company acquired certain domain names and trademarks for approximately $300,000. The Company expects the purchase of the domain names to allow for synergistic uses of existing databases. The domain names are assigned an infinite life and are subject to impairment testing under SFAS No. 142 “Goodwill and Other Intangible Assets.”

HurryDate Asset Acquisition

On February 1, 2007, the Company entered into an agreement to purchase the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.25 million, of which $2.0 million was paid up front in cash, and, subject to certain conditions in the purchase agreement, payment of an earn-out based upon the operating income of the HurryDate business for the period of April 1, 2007 to March 31, 2008. In the second quarter of 2007, the Company paid the remaining $250,000 of the initial cash consideration. The purchase of HurryDate will expand the Company’s offline presence and is intended to solidify its position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds. Of the $2.2 million of acquired intangible assets, $490,000 was preliminarily assigned to member databases and will be amortized over three years, $50,000 was preliminarily assigned to subscriber databases which will be amortized over five months, $800,000 was preliminarily assigned to developed software which will be amortized over five years, $360,000 was preliminarily assigned to domain names which are not subject to amortization, and $480,000 was preliminarily assigned to goodwill.

LDSSingles Asset Acquisition

On May 5, 2006, the Company completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online singles community, for total consideration of $2.3 million. The acquisition of LDSSingles allows the Company to strengthen its market share related to the religious online singles niche. In the second quarter of 2007, the Company paid $202,000 for the remaining amount due of the original price.

Impairment of Goodwill

The Company recorded $1.9 million in impairment expense related to the impairment of the book carrying value of goodwill under SFAS 142 related to AmericanSingles in the first quarter of 2007.

3.	Obligations under Capital Leases

In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009. In the first quarter of 2007, the Company paid off the entire amount of the lease obligation.

4.	Notes Payable

In September 2004, the Company issued a promissory note in the amount of $1.7 million as a final settlement for a lawsuit. The note bears interest at the rate of 2.75% per year and is payable in installments on (i) September 15, 2005 in the amount of $400,000; (ii) September 15, 2006 in the amount of $400,000; and (iii) September 15, 2007 in the amount of $900,000.

In February 2007, the Company issued a promissory note in the amount of $250,000 in connection with the HurryDate acquisition. The non-interest-bearing note was paid in May 2007.

5.	Shareholders’ Equity

Share Repurchase Program

In November 2006, shareholders approved a share repurchase program. The Company has been authorized to conduct the potential repurchase of up to an aggregate of 2,000,000 of the Company’s shares. Share repurchases are being conducted in open market transactions. Repurchase of shares on the American Stock Exchange is being conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, which prescribes price, volume and procedural requirements for an issuer purchasing its shares.

In the three and six months ended June 30, 2007, the Company repurchased 247,532 and 551,638 shares at a weighted average price of $5.89 and $5.90 respectively. All shares repurchased are earmarked for cancellation.

Warrants

In December 2004, the Company issued a warrant certificate for 750,000 shares. Prior to the second quarter of 2007, 650,000 warrants were exercised; in the second quarter of 2007 the final 100,000 warrants were exercised.

Employee Share Option Plans

As of June 30, 2007, the Company had two share Option Plans, the 2000 Executive Share Option Plan (the 2000 Plan) and 2004 Share Option Plan (the 2004 Plan and, collectively, with the 2000 Plan, the plc Plans), that provided for the granting of share options by the board of directors of the Company to employees, consultants, and directors of the Company. As of July 9, 2007, pursuant to completion of the Scheme of Arrangement (as further described in the proxy statement available on our website and filed with the Securities and Exchange Commission), the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the 2007 Plan), which is subject to further stockholder approval. As of that date, all outstanding options granted under the plc Plans were assumed by Spark Delaware and no further options will be granted under the plc Plans.

The exercise price of options granted under the plc Plans were based on the estimated fair market value of the ordinary shares on the date of grant. Options granted under the plc Plans vest and terminate over various periods as defined by each option grant and in accordance with the terms of the plc Plans. As of July 9, 2007, the Company ceased granting options under the plc Plans, however, all outstanding options previously granted under the plc Plans were assumed by Spark Delaware and will continue in full force and effect. Under the 2007 Plan, 2,500,000 shares are authorized for future grant as of the inception of the plan. Pursuant to the provisions of the 2007 Plan, such maximum aggregate number of shares of Common Stock will be increased beginning in 2004 and on January 1 of each year thereafter, by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Common Stock on the last day of the immediately preceding fiscal year or (iii) an amount determined by the Board.

As of June 30, 2007, total unrecognized compensation cost related to non-vested stock options was $5.6 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2006	3,538	$5.98
Granted	1,574	5.68
Exercised	(56)	2.62
Cancelled	(614)	4.97

Outstanding at March 31, 2007	4,442	$6.19
Granted	342	5.56
Exercised	(118)	1.00
Cancelled	(10)	7.39

Outstanding at June 30, 2007	4,656	$6.17

Options issued prior to February 2007, are priced in foreign currency, weighted average price per share calculations are impacted by foreign exchange fluctuations for these options.

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

As of June 30, 2007, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Plan were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $4.8 million, excluding statutory interest, and $5.5 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of the option.

The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $5.5 million as shares subject to rescission in the accompanying June 30, 2007 consolidated balance sheet.

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

As of June 30, 2007, assuming every eligible holder of unexercised options were to accept a rescission offer, the Company estimates the total cost to it to complete the rescission for the unexercised options would be approximately $738,000 including statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.

6.	Segment Information

The Company operates several online personals websites and related businesses that it has aggregated into three reportable segments, (1) JDate, which consists of the Company’s JDate.com website and its co-branded websites, (2) AmericanSingles, which consists of the Company’s AmericanSingles.com website and its co-branded websites, and (3) Other Businesses, which consists of all of the Company’s other websites and businesses. In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated several of its smaller websites into the Other Businesses segment. Information for its segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Revenues
JDate	$7,045	$6,988	$14,255	$13,984
AmericanSingles	3,621	6,006	7,909	12,349
Other Businesses	5,950	4,311	11,272	7,777

Total	$16,616	$17,305	$33,436	$34,110

Direct Marketing
JDate	$682	$824	$1,396	$1,620
AmericanSingles	1,693	2,934	4,764	6,294
Other Businesses	3,069	3,032	6,041	4,533

Total	$5,444	$6,790	$12,201	$12,447

Contribution
JDate	$6,363	$6,164	$12,859	$12,364
AmericanSingles	1,928	3,072	3,145	6,055
Other Businesses	2,881	1,279	5,231	3,244

Total	$11,172	$10,515	$21,235	$21,663

Unallocated operating expenses	9,299	10,328	21,608	20,548

Operating income	$1,873	$187	$(373)	$1,115

Due to the Company’s integrated business structure, operating expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes. Depreciation and amortization are included in unallocated operating expenses.

7.	Commitments and Contingencies

In January 2006, the Company was contacted by HM Revenue & Customs (“HMRC”), the tax authority in the United Kingdom, requesting payment in the amount of approximately one million pounds for wage related withholdings of a former employee. That employee was residing in both the United States and the United Kingdom at the time his employment was terminated with the Company. At that time, with the advice of outside tax experts, the Company forwarded the withholdings to the Internal Revenue Service in the United States. The situation was explained to HMRC which agreed that the money would need to be remitted to it but would not expect payment immediately. HMRC asked for a good faith deposit in the amount of $200,000 while the matter was being investigated which the Company remitted in the first quarter of 2006. If the Company is not successful in obtaining the funds forwarded to the IRS, it may be required to remit the entire amount to HMRC.

Legal Proceedings

On February 27, 2007, Kenneth J. Dinolfo initiated an action, Dinolfo v. Spark Networks plc, in New Jersey Superior Court in Essex County. Mr. Dinolfo alleges claims for violations of his privacy and misappropriation of his likeness under common law and California and New Jersey statutes and seeks compensatory and statutory damages and attorneys’ fees. The action was removed to the U.S. District Court for the District of New Jersey on April 18, 2007. On May 9, 2007, the Company filed a motion to dismiss or transfer the action for improper venue. On June 28, 2007, the US District Court entered an order granting the motion and transferred the matter to the United States District Court for the Central District of California.

On April 30, 2007, Ami Shafrir initiated an action, Ami Shafrir v. Spark Networks, plc., in the Superior Court in the State of California alleging claims for breach of written agreement, breach of oral agreement, wages and quantum meruit. The Company filed a demurrer and motion to strike with regard to the claims for breach of oral agreement, wages and quantum meruit. The demurrer and motion to strike were set to be heard on July 12, 2007. Prior to the hearing, Shafrir filed a first amended complaint which did not include the cause of action for breach of oral agreement. The Company re-filed its motion to strike and no hearing date has been set yet.

The Company strongly disputes the merits of the claims asserted in both of these matters and shall vigorously defend against them and assert all appropriate counterclaims.

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

8.	Related Party Transactions

In 2004, the Company entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of the Company’s online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of David Siminoff , the Company’s former Chairman of the Board of Directors and Chief Executive Officer. The Company paid approximately $73,000 to Efficient Frontier in the second quarter of 2007. The Company paid $190,000 to Efficient Frontier in the second quarter of 2006.

9.	Subsequent Events

On July 9, 2007, following the UK Court approval of the Scheme of Arrangement, our reorganization became effective. Pursuant to which all outstanding ordinary shares of the Company were cancelled and shares of common stock of Spark Delaware were issued in exchange for such cancellation. As a result, the Company became a wholly-owned subsidiary of Spark Delaware, whose shares are traded on the American Stock Exchange. The trading of the Company’s GDSs and ADSs were terminated as they were no longer outstanding.

On July 27, 2007, Laura Lauder and Scott Sassa voluntarily resigned from the Company’s board of directors, effective July 31, 2007. Both Ms. Lauder and Mr. Sassa cited increased other business commitments as their reason for resignation. Ms. Lauder had served on Spark’s board since January 2005 and Mr. Sassa since September 2006.

On July 30, 2007, David Siminoff voluntarily resigned from the Company’s board of directors and as the Chairman of the Board, effective July 31, 2007. On August 1, 2007, Adam Berger, the Company’s current CEO replaced Mr. Siminoff as Chairman of the Board. Mr. Siminoff cited increased other business commitments as his reason for resignation. Mr. Siminoff served on the Company’s board since February 2004, and was Chairman of the Board from June 2006 until his departure.

On August 1, 2007, Tom Stockham was appointed to the Company’s board of directors. Effective with the other director resignations and the appointment of Mr. Stockham, the size of Spark Networks’ board of directors was reduced from nine directors to seven.

Pursuant to an agreement entered into on August 8, 2007, the Company has agreed to purchase from certain affiliates of Tiger Global Management, LLC in a privately negotiated transaction 1,288,308 shares of the Company’s common stock at a price of $4.04 per share for an aggregate purchase price of $5,204,764. The Company anticipates that the transaction will close in the next few trading days. The purchase will be funded through internally generated funds, and the shares will be retired. The Company’s board of directors authorized this repurchase separate from the Company’s current stock repurchase program.

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

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to, our potential liability for issuing securities to certain employees, directors and consultants that may not have been exempt from registration; pending lawsuits against us; and other factors described in the “Risk Factors” section and elsewhere in this report and in the “Risk Factors” section of our 2006 Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

General

As of June 30, 2007, we were a public limited company incorporated under the laws of England and Wales and our ordinary shares in the form of GDSs traded on the Frankfurt Stock Exchange and in the form of ADSs on the American Stock Exchange. As of the completion of our reorganization on July 9, 2007, the shares of Spark Networks, Inc. a Delaware corporation, and the Company’s parent entity (“Spark Delaware”), have been traded on the American Stock Exchange and Spark Delaware has become the Company’s successor reporting entity. We are a leading provider of online personals services in the United States and internationally. Our websites enable adults to meet online and participate in communities, become friends, date, form long-term relationships or marry.

Segment Reporting

We divide our business into three operating segments: (1) the JDate segment, which consists of our JDate.com website and its co-branded websites, (2) the AmericanSingles segment, which consists of our AmericanSingles.com website and its co-branded websites, and (3) the Other Businesses segment, which consists of all our other websites and businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Revenues
JDate	$7,045	$6,988	$14,255	$13,984
AmericanSingles	3,621	6,006	7,909	12,349
Other Businesses	5,950	4,311	11,272	7,777

Total	$16,616	$17,305	$33,436	$34,110

Direct Marketing
JDate	$682	$824	$1,396	$1,620
AmericanSingles	1,693	2,934	4,764	6,294
Other Businesses	3,069	3,032	6,041	4,533

Total	$5,444	$6,790	$12,201	$12,447

Contribution
JDate	$6,363	$6,164	$12,859	$12,364
AmericanSingles	1,928	3,072	3,145	6,055
Other Businesses	2,881	1,279	5,231	3,244

Total	$11,172	$10,515	$21,235	$21,663

Unallocated operating expenses	9,299	10,328	21,608	20,548

Operating income	$1,873	$187	$(373)	$1,115

Key Metric - Average Paying Subscribers

We regularly review average paying subscribers to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. Subscribers are defined as individuals who have paid a monthly fee for access to communication and website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Unaudited selected statistical information regarding Average Paying Subscribers is shown in the table below. The references to “Other Businesses” in this table indicate metrics data for the websites in our Other Businesses segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average Paying Subscribers
JDate	72,185	75,089	73,698	75,202
AmericanSingles	51,518	89,980	56,568	90,151
Other Businesses	96,591	74,296	95,536	69,649

Total	220,294	239,365	225,802	235,002

Average paying subscribers for the JDate segment decreased 3.9% and 2.0% to 72,185 and 73,698 for the three and six months ended June 30, 2007 compared to 75,089 and 75,202 in the same periods last year. Average paying subscribers for the AmericanSingles segment decreased 42.7% and 37.3% to 51,518 and 56,568 for the three and six months ended June 30, 2007 compared to 89,980 and 90,151 in the same periods last year. Average paying subscribers for websites in our Other Businesses segment increased 30.0% and

37.2% to 96,591 and 95,536 for the three and six months ended June 30, 2007 compared to 74,296 and 69,649 in the same periods last year. The decrease in average paying subscribers for JDate is due to a 14% increase in our one month subscription price which, as anticipated, has resulted in a short term decrease to new and win-back subscriptions. The decrease in revenues for AmericanSingles is largely attributable to a 24% decrease in the AmericanSingles marketing spend in the first half of 2007 compared to the first half of 2006. The increase in average paying subscribers for our other websites is due primarily to growth of key websites, and the acquisition of certain assets of HurryDate in February 2007.

Results of Operations

The following table presents our historical operating results as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Direct marketing	32.8	39.2	36.5	36.5

Contribution margin	67.2	60.8	63.5	63.5

Operating expenses:
Indirect marketing	2.3	1.5	2.1	1.8
Customer service	5.2	5.2	5.3	5.3
Technical operations	8.9	12.8	8.7	13.0
Product development	4.0	5.6	4.4	5.3
General and administrative	33.4	32.5	36.3	33.1
Amortization of intangible assets other than goodwill	2.1	2.1	2.1	1.7
Impairment of goodwill	—	—	5.7	—

Total operating expenses	55.9	59.7	64.6	60.2

Operating income	11.3	1.1	(1.1)	3.3
Interest and other expense, (income), net	(1.8)	(0.8)	(1.5)	(0.2)

Loss income before income taxes	13.1	1.9	0.4	3.5
Provision for income taxes	0.6	—	0.1	0.5

Net income	12.5%	1.9%	0.3%	3.0%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for approximately 4% of net revenues for the three months ended June 30, 2007 and 2006, are attributable to certain offline events and from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues for JDate remained stable at $7.0 million in the second quarter of 2007 compared to 2006. Net revenues for AmericanSingles decreased 39.7% to $3.6 million in the quarter ended June 30, 2007, compared to $6.0 million in 2006. The decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 38.0% to $6.0 million in the second quarter of 2007 compared to $4.3 million in 2006. The increase in net revenues for our Other Businesses is attributed to growth associated with our MingleMatch websites, including BlackSingles.com, ChristianMingle.com (formerly Relationships.com), and BBWPersonalsPlus.com as well as to the acquisition of LDSSingles.com in May 2006 and HurryDate in February 2007.

Direct Marketing Expenses

Direct marketing expenses for JDate decreased 17.2% to $682,000 in the second quarter of 2007 compared to $824,000 in 2006. The decrease in marketing was due to a focus on increased marketing efficiency by increasing the proportion of marketing spent online and reducing offline marketing spending. Direct marketing expenses for AmericanSingles decreased 42.3% to $1.7 million in the second quarter of 2007 compared to $2.9 million in the same period in 2006. The decrease in AmericanSingles marketing was due to reduction of our expenditure rate for AmericanSingles to an acceptable level of subscriber acquisition cost and contribution margin for each subscriber. Direct marketing expenses for the websites in our Other Businesses segment increased 1.2% to $3.1 million in the second quarter of 2007, compared to $3.0 million in the same period in 2006. The increase is attributed mainly to the acquisition of LDSSingles.com in May 2006 and HurryDate in February 2007.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses decreased 10.0% to $9.3 million in the second quarter of 2007 compared to $10.3 million for the same period in 2006. Stated as a percentage of net revenues, operating expenses decreased to 56.0% in the second quarter of 2007 compared to 59.7% in the same period in 2006. The decrease in operating expenses was primarily a result of decreases in Technical Operations expenses.

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses increased 51.6% to $388,000 in the second quarter of 2007 compared to $256,000 in the second quarter of 2006. Stated as a percentage of net revenues, indirect marketing expenses increased to 2.3% in the second quarter of 2007 compared to the 1.5% in the same period in 2006.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses decreased 4.3% to $859,000 in the second quarter of 2007 compared to $898,000 in the second quarter of 2006. Stated as a percentage of net revenues, customer service expenses remained at 5.2% in the quarter ended June 30, 2007 compared to the same period in 2006. The decrease in customer service expenses is primarily due to increased operational efficiencies and reduced outsourcing.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses decreased 33.1% to $1.5 million in the second quarter of 2007 compared to $2.2 million in 2006. Stated as a percentage of net revenues, technical operations expenses decreased to 8.9% in the three months ended June 30, 2007 compared to 12.8% in the same period in 2006. The decrease is due primarily to reduced staff and equipment cost as well as increases in efficiencies such as movement of our data collocation facility to a more cost effective location.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Product development expenses decreased 30.6% to $672,000 in the second quarter of 2007 compared to $968,000 in 2006. Stated as a percentage of net revenues, product development expenses decreased to 4.0% in the three months ended June 30, 2007 compared to 5.6% in the same period in 2006.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 1.7% to $5.5 million in the second quarter of 2007 compared to $5.6 million in the same period in 2006. Stated as a percentage of net revenues, general and administrative expenses increased to 33.4% in the quarter ended June 30, 2007 compared to 32.5% for the same period in 2006.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily PointMatch, MingleMatch, LDSSingles, and HurryDate. Amortization expense was $354,000 in the second quarter of 2007 compared to $355,000 in the second quarter of 2006.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities, other income and expense items. Net interest income and other expense increased to $297,000 for the quarter ended June 30, 2007 from net interest income of $133,000 in the same period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 3% of net revenues for the six month period ended June 30, 2007 and 2006, are attributable to certain offline events and revenue from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues for JDate increased 1.9% to $14.3 million in the first six months of 2007 compared to $14.0 million in 2006. This increase in net revenues for JDate is due to a shift toward shorter term subscription plans with higher price points, in the first quarter of 2007 offset by a 14% increase in our one month subscription price, in the second quarter, which, as anticipated, has resulted in a short term decrease to new and winback subscription. This shift was offset somewhat by lower average subscribers, as well as a shift back toward longer term subscriptions in the second quarter of 2007 when we initiated a price increase for the one-month JDate subscription. Net revenues for AmericanSingles decreased 36.0% to $7.9 million in the first six months ended June 30, 2007, compared to $12.3 million in 2006. This decrease in AmericanSingles net revenue is due to the decrease in average paying subscribers as discussed above. Net revenues for our Other Businesses segment increased 44.9% to $11.3 million in the first six months of 2007 compared to $7.8 million in 2006. The increase in net revenues for our Other Businesses is attributed largely to continued growth associated with our MingleMatch websites, as well as the acquisition of LDSSingles.com in May 2006 and HurryDate in February 2007.

Direct Marketing Expenses

Direct marketing expenses for JDate decreased 13.8% to $1.4 million in the first six months of 2007 compared to $1.6 million in 2006. The decrease in marketing was due to a focus on increased marketing efficiency by increasing the proportion of marketing spent online and reducing offline marketing spending. Direct marketing expenses for AmericanSingles decreased 24.3% to $4.8 million in the first six months of 2007 compared to $6.3 million in the same period in 2006. The decrease in AmericanSingles marketing was due to reduction of our expenditure rate for AmericanSingles to an acceptable level of subscriber acquisition cost and contribution margin for each subscriber. Direct marketing expenses for the websites in our Other Businesses segment increased 33.3% to $6.0 million in the first six months of 2007, compared to $4.5 million for same period in 2006. The increase is attributed mainly to the acquisition of LDSSingles.com, HurryDate, and increased advertising for our BlackSingles.com and ChristianMingle.com (formerly Relationships.com) sites.

Operating Expenses

Operating expenses consist primarily of indirect marketing, customer service, technical operations, product development and general and administrative expenses. Operating expenses increased 5.2% to $21.6 million in the first six months of 2007 compared to $20.5 million in the same period in 2006. Stated as a percentage of net revenues, operating expenses increased to 64.6% in the first six months of 2007 compared to 60.2% in the same period in 2006. The increase in operating expenses was primarily attributable to $1.9 million in impairment expense related to the impairment of the book carrying value of goodwill under SFAS 142 related to AmericanSingles in the first quarter of 2007, as well as share-based compensation expense of approximately $1.1 million as a result of the acceleration of vesting and extension of the exercisable period of options for our former CEO and Chairman of the Board, in connection with his resignation as CEO of the Company, also in the first quarter. These increases were partially offset by a decrease in technical operations and product development expenses.

Indirect Marketing. Indirect marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Indirect marketing expenses increased 15.0% to $715,000 in the first six months of 2007 compared to $622,000 in the first six months of 2006. Stated as a percentage of net revenues, indirect marketing expenses increased to 2.1% in the first six months of 2007 compared to 1.8% in the same period in 2006. The increased indirect marketing costs are as a result of increased staffing and other costs to gain direct marketing efficiencies.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses remained stable at $1.8 million in the first six months of 2007 compared to the first six months of 2006. Stated as a percentage of net revenues, customer service expenses also remained stable at 5.3% in the six months ended June 30, 2007 compared to the same period in 2006.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses decreased 34.6% to $2.9 million in the first six months of 2007 compared to $4.4 million in 2006. Stated as a percentage of net revenues, technical operations expenses decreased to 8.7% in the six months ended June 30, 2007 compared to 13.0% in the same period in 2006. The decrease is due primarily to reduced staff and equipment cost as well as increases in efficiencies such as movement of our data collocation facilities to a more cost effective locations.

Product Development. Product development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Product development expenses decreased 18.5% to $1.5 million in the first six months of 2007 compared to $1.8 million in 2006. Stated as a percentage of net revenues, product development expenses decreased to 4.4% in the six months ended June 30, 2007 compared to 5.3% in the same period in 2006. The decrease is due primarily to lower staff and consulting costs.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees and occupancy and other overhead costs. General and administrative expenses increased 7.6% to $12.1 million in the first six months of 2007 compared to $11.3 million in the same period in 2006. The increase in operating expenses was primarily attributable to share-based compensation expense of approximately $1.1 million as a result of the acceleration of vesting and extension of the exercisable period of options for our former CEO and Chairman of the Board, in connection with his resignation as CEO of the Company . Stated as a percentage of net revenues, general and administrative expenses increased to 36.3% in the first six months ended June 30, 2007 compared to 33.1% for the same period in 2006.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily PointMatch, MingleMatch, LDSSingles, and HurryDate. Amortization expense increased 17.5% to $698,000 in the first six months of 2007 compared to $594,000 in the first six months of 2006. The increase is due mainly to amortization of intangible assets related to the acquisition of LDSSingles in May 2006 and HurryDate in February 2007.

Impairment of Goodwill. Based on a FAS 142 goodwill impairment analysis performed by the Company, the value of the AmericanSingles business was deemed to likely be insufficient to justify the current carrying value of goodwill. Accordingly, the Company recorded $1.9 million in impairment expense in the first quarter of 2007.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities and other income and expense items. Net interest income and other expense increased to $502,000 for the six months ended June 30, 2007 from net interest income of $94,000 for the same period in 2006.

Liquidity and Capital Resources

As of June 30, 2007 we have cash, cash equivalents and marketable securities of $21.2 million. We have historically financed our operations with internally generated funds and offerings of equity securities. We have no revolving or term credit facilities.

Net cash provided by operations was $6.5 million for the six months ended June 30, 2007 compared to $5.6 million for the same period in 2006. The increase is primarily due to improved profitability of our business.

Net cash used in investing activities was $2.5 million for the first six months of 2007 compared to $2.9 million for the same period in 2006.

Net cash used by financing activities was $3.5 million for the first six months of 2007 compared to net cash used by financing activities of $8.6 million for the first six months of 2006. Cash used by financing activities in 2007 was lower than last year due mainly to payment of notes payable related to the acquisition of MingleMatch. The notes were paid in total in May 2006.

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

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the financial statements contained in this report under Note 7 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the period ended March 31, 2007 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

Other than with respect to the following risk factor, which has been updated and restated in its entirety below to reflect certain changes on our board of directors and in the roles of our management and the entry into law of the European Union Directive on Takeover Bids , there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q.

If we are unable to attract, retain and motivate key personnel or hire qualified personnel, or such personnel do not work well together, our growth prospects and profitability will be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. We have recently recruited many of our directors, executive officers and other key management talent, some of which have limited or no experience in the online personals industry. For example, Adam S. Berger, a director of our Company, joined the management team as our new Chief Executive Officer in February 2007. Our Chief Information Officer joined the Company in June 2007. Our General Counsel started work for us in April 2006. Because members of our executive management have only worked together as a team for a limited time, there are inherent risks in the management of our Company with respect to decision-making, business direction, product development and strategic relationships. In the event that the members of our executive management team are unable to work well together or agree on operating principles, business direction or business transactions or are unable to provide cohesive leadership, our business could be harmed and one or more of those individuals may discontinue their service to our Company, and we would be forced to find a suitable replacement. The loss of any of our management or key personnel could seriously harm our business. Furthermore, we have recently experienced significant turnover on our board of directors. We currently have seven members serving on our board of directors. On September 12, 2006, we added Mr. Berger, Jonathan B. Bulkeley, CEO of Scanbuy, Inc.; and Christopher S. Gaffney, Co-founder and Managing Partner of Great Hill Partners. On August 1, 2007, we added Thomas Stockham to our board of directors.

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

Our Charter Documents and our Stockholder Rights Plan May Have Anti-Takeover Effects That Could Prevent a Change In Control, Which May Cause Our Stock Price to Decline.

Our certificate of incorporation or our bylaws could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Our certificate of incorporation provides that, subject to the rights of any series of preferred stock to elect directors, the board of directors is to be divided into three classes of directors with each class elected to serve for a term of three years. As a result of a classified board of directors, not all members of the board are elected at one time, which makes changes in the composition of the board of directors more difficult, and thus a potential change in control of a corporation a lengthier and more difficult process. Plus, there are no cumulative voting rights. Our certificate of incorporation and bylaws also contain provisions that could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, the certificate of incorporation and bylaws, as applicable, among other things:

•	provide the board of directors with the ability to alter the bylaws without stockholder approval;

•	provide for an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and

•	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

We have also adopted a stockholder rights plan pursuant to which each share of common stock also has a "right" attached to it. The rights are not exercisable except upon the occurrence of certain takeover-related events – most importantly, the acquisition by a third party (the “Acquiring Person”) of more than 30% of our outstanding voting shares if the Acquiring Person has not concurrently made a tender offer to acquire all outstanding shares of common stock. Once triggered, the rights entitle the stockholders, other than the Acquiring Person, to purchase additional shares at a 50% discount to their fair market value. The effect of triggering the rights is to expose the Acquiring Person to severe dilution of its ownership interest, as the shares (or any surviving corporation) are offered to all of the stockholders other than the Acquiring Person at a steep discount to their market value.

Such provisions may have the effect of discouraging a third-party from acquiring Spark Networks, Inc. even if doing so would be beneficial to its stockholders. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of Spark Networks, Inc. to first negotiate with its Board. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

The price of our shares may be volatile, and if an active trading market for our shares does not develop, the price of our shares may suffer and decline.

In July 2007, we completed the reorganization of Spark Networks plc to become the Company's wholly-owned subsidiary. The American Depositary Shares representing ordinary shares of Spark Networks plc began trading on the American Stock Exchange in February 2006 and our shares of common stock began trading in July 2007 after the completion of our reorganization. Prior to that, there was no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price for the stock of many technology, communications and entertainment and media companies. Those market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a significant decline in the market price of our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities

On November 21, 2006, we announced the approval of a share repurchase plan whereby the Company is authorized to repurchase up to two million of the Company’s outstanding shares. All shares reported in the table below were purchased through the Company’s publicly announced share repurchase program. The authorization to repurchase shares is valid until May 21, 2008.

The table below sets forth information regarding the Company’s purchases of its ordinary shares through June 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30	70,220	$6.30	70,220	$17,220,263
May 1 – May 31	152,234	$5.76	152,234	$16,343,395
June 1 – June 30	25,078	$5.54	25,078	$16,204,463

Total	247,532		247,532

Sales of Unregistered Securities

In April 2007, the Company issued 55,577 shares at $2.78 per share upon the cashless exercise of warrants to purchase 100,000 shares. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 15, 2007, in connection with the Delaware reorganization of the Company pursuant to a scheme of arrangement, the Company held an extraordinary general meeting of its shareholders and a court meeting of the holders of scheme shares convened pursuant to an order of the High Court of Justice of England and Wales. The court meeting was held for the purpose of approving the scheme of arrangement and the extraordinary general meeting was held to approve the following: (1) the scheme of arrangement, (2) the implementation of the scheme of arrangement, which consisted of alteration of the capital of the Company and cancellation of shares, and amendment to the Company’s Articles of Association. The voting results of each meeting were as follows:

	Votes For	Votes Against
Court Meeting	29,184,044	122,065
Extraordinary General Meeting	29,183,044	123,065

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits:

10.1	Schedule of Officers and Directors Who Entered Into Indemnification Agreements

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS PLC

by:	/s/ Mark Thompson
Mark Thompson
Chief Financial Officer
Date: August 10, 2007