Form 10-Q
period 2007-09-30
SPARK NETWORKS INC
filed 2007-11-09
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Not Applicable

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

Yes  ☐    No  ☑

The registrant had 26,817,789 outstanding common shares, par value $0.001 per share, as of November 7, 2007.

SPARK NETWORKS, INC.

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,103	$20,412
Marketable securities	196	196
Restricted cash	1,928	2,070
Accounts receivable	1,213	1,200
Deferred tax asset – current portion	10	219
Prepaid expenses and other	1,499	1,509

Total current assets	12,949	25,606
Property and equipment, net	1,229	2,306
Goodwill, net	18,097	19,236
Intangible assets, net	5,144	4,406
Deposits and other assets	72	72

Total assets	$37,491	$51,626

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$992	$1,487
Accrued liabilities	4,603	4,985
Deferred revenue	4,637	4,051
Notes payable – current portion	—	1,314
Current portion of obligations under capital leases	—	43

Total current liabilities	10,232	11,880
Deferred tax liabilities	1,813	1,782
Obligations under capital leases	—	59

Total liabilities	12,045	13,721
Shares subject to rescission (Note 6)	7,130	8,079
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Authorized capital stock consists of
10,000,000 Preferred Shares, $0.001 par value; none issued and outstanding as of September 30, 2007 and December 31, 2006; at the stated values of:	—	—
100,000,000 Common Stock, $0.001 par value; issued and outstanding 26,807,789 at September 30, 2007 and 80,000,000 ordinary shares of 1p each; issued and outstanding 30,941,465 shares as of December 31, 2006, at stated values of:	24	517
Additional paid-in-capital	54,063	67,571
Accumulated other comprehensive income	610	248
Accumulated deficit	(36,381)	(38,510)

Total shareholders’ equity	18,316	29,826

Total liabilities and shareholders’ equity	$37,491	$51,626

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$15,768	$17,506	$49,204	$51,616
Direct marketing expenses	4,076	5,903	16,277	18,350

Contribution margin	11,692	11,603	32,927	33,266
Operating expenses:
Sales and marketing (including share-based compensation of $129, $146, $385, and $451)	830	716	2,347	2,230
Customer service (including share-based compensation of $20, $7, $59, and $54)	731	910	2,516	2,716
Technical operations (including share-based compensation of $133, $74, $392, and $343)	1,027	1,337	3,192	4,916
Development (including share-based compensation of $119, $77, $354, and $332)	1,050	1,033	3,153	3,564
General and administrative (including share-based compensation of $586, $295, $2,819, and $1,836)	5,591	4,539	17,037	15,063
Amortization of intangible assets other than goodwill	330	290	1,028	884
Impairment of Goodwill	—	—	1,894	—

Total operating expenses	9,559	8,825	31,167	29,373

Operating income	2,133	2,778	1,760	3,893
Interest (income), loss and other expenses, net	(134)	(80)	(636)	(174)

Income before income taxes	2,267	2,858	2,396	4,067
Provision for income taxes	245	34	267	205

Net income	$2,022	$2,824	$2,129	$3,862

Net income per share – basic	$0.07	$0.09	$0.07	$0.13

Net income per share – diluted	$0.07	$0.09	$0.07	$0.12

Weighted average shares outstanding – basic	28,803	30,741	30,111	30,457
Weighted average shares outstanding – diluted	28,825	31,271	30,197	31,299

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,129	$3,862
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,418	3,137
Impairment of goodwill	1,894	—
Other	19	—
Share-based compensation	4,009	2,999
Deferred tax liability	239	129
Loss from investment in non-controlled affiliate	—	25
Imputed interest on notes payable	—	73
Impairment of employee loan	—	82
Changes in operating assets and liabilities:
Accounts receivable	(110)	63
Restricted cash	142	(877)
Prepaid expenses and other assets	113	285
Accounts payable and accrued liabilities	(877)	(1,010)
Deferred revenue	586	(471)

Net cash provided by operating activities	10,562	8,297

Cash flows from investing activities:
Purchases of property and equipment	(345)	(569)
Purchases of businesses and intangible assets	(2,265)	(2,300)
Sale of property and equipment	25	—

Net cash used in investing activities	(2,585)	(2,869)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	1,698	1,905
Purchase of shares for retirement	(20,664)	—
Payments of capital lease obligations	(102)	(23)
Payments of notes payable	(1,217)	(9,000)
Excess tax benefits from share-based compensation	(1)	17

Net cash used in financing activities	(20,286)	(7,101)

Net decrease in cash	(12,309)	(1,673)
Cash and cash equivalents at beginning of period	20,412	17,096

Cash and cash equivalents at end of period	$8,103	$15,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$12
Cash paid for income taxes	$1,401	$57
Assets acquired through a capital lease	$46	$135

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our reorganization on July 9, 2007, the shares of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity (the “Company”), have been traded on the American Stock Exchange and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s websites and search and contact other individuals who have posted profiles.

Membership to the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a subscription fee for varying subscription lengths (typically, one, three, five, six and twelve months) to members, allowing them to initiate communication with other members and subscribers utilizing the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Effective September 24, 2007, the nature of the intercompany loan between the Company and its Israel subsidiary was changed from a long term investment to a loan which the Company expects to be settled. In compliance with SFAS 52 (Foreign Currency Translation), the foreign exchange gains and losses related to this loan are recorded as part of net income and excluded from accumulated other comprehensive income (loss).

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

At September 30, 2007, the Company had one active share-based employee compensation plan and options outstanding under two share-based employee compensation plans of Limited which are described more fully in Note 6. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Prior to its adoption of Statement 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company recognized a tax provision from deductions resulting from the exercise of share options in the first nine months of 2007 and classified the provision as a financing cash outflow on the cash flow statement.

The Company accounts for shares issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services”.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,022	$2,824	$2,129	$3,862
Changes in unrealized gains/(losses) in available for sale securities	1	4	2	12
Foreign currency translation adjustment	403	223	360	450

Total comprehensive income	$2,426	$3,051	$2,491	$4,324

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

New Accounting Standard

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48. “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. No impact on our financial statements was recorded as a result of our adoption of FIN 48.

There was no cumulative effect of adopting FIN 48 to the January 1, 2007 retained earnings balance. On the date of adoption, the Company had no unrecognized tax benefits. For the three and nine month periods ending September 31, 2007, there was no material changes to tax reserves that impacted the company’s effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

If the Company were to incur Interest or penalties related to income tax liabilities they would be included in pre-tax income. At January 1, 2007, the Company’s December 31, 2004 through December 31, 2006 tax returns remain open to examination by the tax authorities. However, the Company has consolidated or acquired Net Operating Losses (“NOL”) beginning in tax years January 31, 1998 which when utilized would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Prior Period Reclassification

In the third quarter of 2007, the Company reclassified certain expenses for current year presentation. The chart below shows historical operating expenses reclassified, by quarter, to conform to current period presentation. The reclassification was done to more accurately express the Company’s expenses in accordance with current management of the Company.

	Three Months Ended
(in thousands)	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
Operating Expenses
Sales and marketing	$830	$777	$740	$627	$716	$694	$820
Customer service	731	857	928	992	910	898	908
Technical operations	1,027	1,128	1,037	1,089	1,337	1,797	1,782
Development	1,050	965	1,138	1,106	1,033	1,315	1,216
General and administrative	5,591	5,218	6,228	4,075	4,539	5,269	5,255
Amortization	330	354	344	300	290	355	239
Impairment of goodwill	—	—	1,894	114	—	—	—

Total Operating Expenses	$9,559	$9,299	$12,309	$8,303	$8,825	$10,328	$10,220

Operating Expenses include share-based compensation as follows:
Sales and marketing	$129	$129	$126	$160	$146	$152	$153
Customer service	20	20	19	16	7	24	23
Technical operations	133	134	125	92	74	147	123
Development	119	118	116	94	77	131	123
General and administrative	586	562	1,673	489	295	607	934

Total Share-Based Compensation	$987	$963	$2,059	$851	$599	$1,061	$1,356

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to salaries for sales and marketing personnel and other associated costs such as public relations.

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

Development

The Company’s development expenses relate primarily to salaries and wages for personnel involved in the development, creation, and enhancement of its Web sites and services and depreciation expense for product development related assets.

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

LDSSingles Asset Acquisition

On May 5, 2006, the Company completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online personals community, for total consideration of $2.2 million, of which $2.0 million was paid up front in cash and $202,000 was paid in cash on the one year anniversary of the acquisition. The acquisition of LDSSingles allowed the Company to strengthen its market share related to the religious online personals niche. Of the $2.2 million of acquired intangible assets, $170,000 was assigned to member databases and will be amortized over five years, $140,000 was assigned to subscriber databases and was amortized over six months, $200,000 was assigned to developed software which will be amortized over two years and $250,000 was assigned to domain names which are not subject to amortization.

HurryDate Asset Acquisition

On February 1, 2007, the Company entered into an agreement to purchase the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.25 million ($2.0 million of which was paid in cash at the time of closing) and, subject to certain conditions in the purchase agreement, payment of an earn-out based upon the operating income of the HurryDate business for the period of April 1, 2007 to March 31, 2008. In the second quarter of 2007, the Company paid the remaining $250,000 of the initial cash consideration. The purchase of HurryDate will expand the Company’s offline presence and is intended to solidify its position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds. Of the

$2.2 million of acquired intangible assets, $490,000 was preliminarily assigned to member databases and will be amortized over three years, $50,000 was preliminarily assigned to subscriber databases which was amortized over five months, $800,000 was preliminarily assigned to developed software which will be amortized over five years, $360,000 was preliminarily assigned to domain names which are not subject to amortization, and $480,000 was preliminarily assigned to goodwill.

4.	Obligations under Capital Leases

In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009. In the first quarter of 2007, the Company paid off the entire amount of the lease obligation.

5.	Notes Payable

In September 2004, the Company issued a promissory note in the amount of $1.7 million as a final settlement for a lawsuit. The note bore interest at the rate of 2.75% per year and was payable in installments on (i) September 15, 2005 in the amount of $400,000; (ii) September 15, 2006 in the amount of $400,000; and (iii) September 15, 2007 in the amount of $900,000. The final payment was made on September 15, 2007.

In February 2007, the Company issued a promissory note in the amount of $250,000 in connection with the HurryDate acquisition. The non-interest-bearing note was paid in May 2007.

6.	Shareholders’ Equity

Share Repurchase Program

In the three and nine months ended September 30, 2007, the Company repurchased and retired 4,142,111, and 4,693,749 shares at weighted average prices of $4.20 and $4.40, respectively. Since inception of its initial open market share repurchase plan in November 2006, the Company has repurchased an aggregate of 4,788,308 shares at a weighted average price of $4.43.

During the third quarter, the Company effected the following share repurchases: (1) 1,353,803 shares through the Company’s initial open market plan which was completed on August 14 (bringing the aggregate number of shares repurchased to the 2,000,000 limit authorized under the plan); (2) 500,000 shares through the Company’s second open market plan which was commenced and completed on August 21; (3) 1,288,308 from certain affiliates of Tiger Global Management, LLC pursuant to an agreement entered into on August 8 in a privately negotiated transaction completed on August 13 and (4) 1,000,000 shares from Absolute Octane Master Fund pursuant to an agreement entered into on August 23 in a privately negotiated transaction completed on September 10.

The repurchases of shares pursuant to the open market plans were conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, which prescribes price, volume and procedural requirements for an issuer purchasing its shares.

Warrants

In December 2004, the Company issued a warrant certificate for 750,000 shares. All the warrants were exercised prior to the third quarter of 2007.

Employee Share Option Plans

As of July 9, 2007 pursuant to completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). Prior to the Company’s incorporation and scheme of arrangement, Limited had two share Option Plans, the MatchNet plc 2000 Executive Share Option Plan (the “2000 Plan) and Spark Networks plc 2004 Share Option Plan (the “2004 Plan” and, collectively, with the 2000 Plan, “plc Plans”). As of July 9, 2007, no further options will be granted under the plc Plans, however, pursuant to the provisions of the plc Plans, all outstanding options previously granted under the plans continue in full force and effect.

Awards under the 2007 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

The Compensation Committee may grant an award to a participant. The terms and conditions of the award, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Compensation Committee.

The exercise price for stock options will be determined by the Compensation Committee in its discretion, but may not be less than 100% of the closing sale price of one share of the Company’s common stock on the American Stock Exchange (or any other applicable exchange on which the stock is listed) on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company on the date of grant, the exercise price may not be less than 110% of the closing sale price of one share of common stock on the date the stock option is granted.

As of September 30, 2007, total unrecognized compensation cost related to non-vested stock options was $4.7 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2006	3,538	$5.98
Granted	1,574	5.68
Exercised	(56)	2.62
Cancelled	(614)	4.97

Outstanding at March 31, 2007	4,442	$6.19
Granted	342	5.56
Exercised	(118)	1.00
Cancelled	(10)	7.39

Outstanding at June 30, 2007	4,656	$6.17
Granted	345	4.52
Exercised	(370)	4.25
Cancelled	(329)	8.48

Outstanding at September 30, 2007	4,302	$6.19

Options issued prior to February 2007, are priced in foreign currency, weighted average price per share calculations are impacted by foreign exchange fluctuations for these options.

Shares Subject to Rescission

Under the 2000 Plan, the Company granted options to purchase ordinary shares to certain of its employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Plan may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, the Company may have potential liability to those employees, directors and consultants to whom it issued securities upon the exercise of these options. In order to address that issue, the Company may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.

As of September 30, 2007, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Plan were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $6.4 million, excluding statutory interest, and $7.1 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of the option.

The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $7.1 million as shares subject to rescission in the accompanying September 30, 2007 consolidated balance sheet.

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

As of September 30, 2007, assuming every eligible holder of unexercised options was to accept a rescission offer, the Company estimates the total cost to it to complete the rescission for the unexercised options would be approximately $364,000 including statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.

Share Rights Plan

As of July 9, 2007, the Company adopted a stockholder rights plan in connection with the completion of the Scheme of Arrangement. The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain takeover-related events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an “Acquiring Person” pursuant to the rights plan, to purchase additional Common Shares at a 50% discount to their fair market value. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered.

7.	Segment Information

During the third quarter, the Company changed its financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label websites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label websites, and; Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other websites and businesses. The change, in compliance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is a result of the change to the Company’s overall revenue mix. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Revenues
Jewish Networks	$8,461	$8,136	$25,037	$23,915
General Market Networks	3,416	6,132	12,732	19,958
Affinity Networks	3,394	3,023	9,830	6,823
Offline & Other Businesses	497	215	1,605	920

Total	$15,768	$17,506	$49,204	$51,616

Direct Marketing
Jewish Networks	$779	$1,120	$2,708	$3,350
General Market Networks	1,222	3,238	6,900	10,533
Affinity Networks	1,830	1,352	5,743	3,628
Offline & Other Businesses	245	193	926	839

Total	$4,076	$5,903	$16,277	$18,350

Contribution
Jewish Networks	$7,682	$7,016	$22,329	$20,565
General Market Networks	2,194	2,894	5,832	9,425
Affinity Networks	1,564	1,671	4,087	3,195
Offline & Other Businesses	252	22	679	81

Total	$11,692	$11,603	$32,927	$33,266

Unallocated operating expenses	9,559	8,825	31,167	29,373

Operating income	$2,133	$2,778	$1,760	$3,893

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

Segment Reclassification

The chart below shows historical segment information, by quarter, to conform to current period presentation.

	Three Months Ended
(in thousands)	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
Revenues
Jewish Networks	$8,461	$8,239	$8,337	$8,298	$8,136	$7,905	$7,874
General Market Networks	3,416	4,284	5,032	5,488	6,132	6,765	7,061
Affinity Networks	3,394	3,207	3,229	2,902	3,023	2,076	1,724
Offline & Other Businesses	497	886	222	549	215	559	146

Total	$15,768	$16,616	$16,820	$17,237	$17,506	$17,305	$16,805

Direct Marketing
Jewish Networks	$779	$940	$989	$1,190	$1,120	$1,163	$1,067
General Market Networks	1,222	2,040	3,638	3,178	3,238	3,450	3,845
Affinity Networks	1,830	1,918	1,995	1,325	1,352	1,599	677
Offline & Other Businesses	245	546	135	531	193	578	68

Total	$4,076	$5,444	$6,757	$6,224	$5,903	$6,790	$5,657

Contribution
Jewish Networks	$7,682	$7,299	$7,348	$7,108	$7,016	$6,742	$6,807
General Market Networks	2,194	2,244	1,394	2,310	2,894	3,315	3,216
Affinity Networks	1,564	1,289	1,234	1,577	1,671	477	1,047
Offline & Other Businesses	252	340	87	18	22	(19)	78

Total	$11,692	$11,172	$10,063	$11,013	$11,603	$10,515	$11,148

Unallocated operating expenses	9,559	9,299	12,309	8,303	8,825	10,328	10,220

Operating income (loss)	$2,133	$1,873	$(2,246)	$2,710	$2,778	$187	$928

8.	Commitments and Contingencies

In January 2006, the Company was contacted by HM Revenue & Customs (“HMRC”), the tax authority in the United Kingdom, requesting payment in the amount of approximately one million pounds for wage related withholdings of a former employee. That employee was residing in both the United States and the United Kingdom at the time his employment was terminated with the Company. At that time, with the advice of outside tax experts, the Company forwarded the withholdings to the Internal Revenue Service in the United States. The situation was explained to HMRC which agreed to accept a good faith deposit in the amount of $200,000 while the matter was being investigated. The Company remitted the good faith deposit in the first quarter of 2006. In the third quarter of 2007, the Company was notified by HMRC that it was not obligated to pay for the wage related withholdings of the former employee and that, as a result, the Company’s good faith deposit would be returned.

Legal Proceedings

On February 27, 2007, Kenneth J. Dinolfo initiated an action, Dinolfo v. Spark Networks plc, in New Jersey Superior Court in Essex County. Mr. Dinolfo alleges claims for violations of his privacy and misappropriation of his likeness under common law and California and New Jersey statutes and seeks compensatory and statutory damages and attorneys’ fees. The action was removed to the U.S. District Court for the District of New Jersey on April 18, 2007. On May 9, 2007, the Company filed a motion to dismiss or transfer the action for improper venue. On June 28, 2007, the US District Court entered an order granting the motion and transferred the matter to the United States District Court for the Central District of California. On October 25, 2007, the Company filed a Motion to Dismiss the Complaint, which is presently set for hearing on or about November 19, 2007.

On April 30, 2007, Ami Shafrir initiated an action, Ami Shafrir v. Spark Networks, plc., in the Superior Court in the State of California alleging claims for breach of written agreement, breach of oral agreement, wages and quantum meruit. The Company filed a demurrer and motion to strike with regard to the claims for breach of oral agreement, wages and quantum meruit. The demurrer and motion to strike were set to be heard on July 12, 2007. Prior to the hearing, Shafrir filed a first amended complaint which did not include the cause of action for breach of oral agreement. The Company re-filed its motion to strike which was granted on August 24, 2007. On September 7, Shafrir filed his Second Amended Complaint. The Company answered that Complaint on September 14, 2007. A Case Management Conference was held on September 17, 2007, at which time the Court ordered the parties to mediation. A post-mediation status conference is scheduled for January 30, 2008. The Trial date is set for May 12, 2008.

The Company strongly disputes the merits of the claims asserted in both of these matters and shall vigorously defend against them.

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

9.	Impairment of Goodwill

In the first quarter of 2007, the Company undertook certain marketing initiatives designed to reverse the decline in revenues for its AmericanSingles website. While partially successful, the initiatives at that time did not increase new subscriber additions to the point that subscriber levels stabilized, and management determined that spending required for the marketing initiatives was not sustainable and thus they were terminated. An analysis of the expected cash flows from the website after the first quarter initiatives were terminated resulted in expectations of future profitability for the site that were insufficient to sustain the carrying value of goodwill on the Company’s balance sheet. Accordingly, the Company recorded a $1.9 million impairment expense related to the impairment of the book carrying value of goodwill under SFAS 142, “Goodwill and Other Intangible Assets,” related to AmericanSingles in the first quarter of 2007.

10.	Subsequent Events

On October 22, 2007, the Company entered into an agreement to buy all the shares of Kizmeet, Inc. an online social networking service for $300,000 cash at closing and $60,000 due on the first anniversary of the closing.

In October, the Company agreed with the sellers of the HurryDate business that the amount of additional consideration payable under the HurryDate purchase agreement would be fixed at $2.2 million, payable in accordance with the terms and conditions of the purchase agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Managements Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to, our potential liability for issuing securities to certain employees, directors and consultants that may not have been exempt from registration; pending lawsuits against us; and other factors described in the “Risk Factors” section and elsewhere in this report and in the “Risk Factors” section of our 2006 Annual Report and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

General

As of the completion of our reorganization on July 9, 2007, the shares of Spark Networks, Inc. have been traded on the American Stock Exchange. Prior to our reorganization, we were a public limited company incorporated under the laws of England and Wales and our ordinary shares in the form of GDSs traded on the Frankfurt Stock Exchange and in the form of ADSs on the American Stock Exchange. We are a leading provider of online personals services in the United States and internationally. Our websites enable adults to meet online and participate in communities, become friends, date, form long-term relationships or marry.

Segment Reporting

During the third quarter, the Company changed its financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label websites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label websites; Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other websites and businesses. The change, in compliance with Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information,” is a result of the change to the overall revenue mix.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Revenues
Jewish Networks	$8,461	$8,136	$25,037	$23,915
General Market Networks	3,416	6,132	12,732	19,958
Affinity Networks	3,394	3,023	9,830	6,823
Offline & Other Businesses	497	215	1,605	920

Total	$15,768	$17,506	$49,204	$51,616

Direct Marketing
Jewish Networks	$779	$1,120	$2,708	$3,350
General Market Networks	1,222	3,238	6,900	10,533
Affinity Networks	1,830	1,352	5,743	3,628
Offline & Other Businesses	245	193	926	839

Total	$4,076	$5,903	$16,277	$18,350

Contribution
Jewish Networks	$7,682	$7,016	$22,329	$20,565
General Market Networks	2,194	2,894	5,832	9,425
Affinity Networks	1,564	1,671	4,087	3,195
Offline & Other Businesses	252	22	679	81

Total	$11,692	$11,603	$32,927	$33,266

Unallocated operating expenses	9,559	8,825	31,167	29,373

Operating income	$2,133	$2,778	$1,760	$3,893

Key Metric - Average Paying Subscribers

We regularly review average paying subscribers as a key metric to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. Subscribers are defined as individuals for whom we collect a monthly fee for access to communication and website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Unaudited selected statistical information regarding Average Paying Subscribers for our newly-defined operating segments is shown in the table below. Prior period amounts have been reclassified to conform to current period presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average Paying Subscribers
Jewish Networks	94,072	95,953	95,004	94,595
General Market Networks	49,047	85,593	61,481	95,748
Affinity Networks	63,514	59,313	62,124	46,289
Offline & Other Businesses	2,195	—	1,538	323

Total	208,828	240,859	220,147	236,955

Average paying subscribers for the Jewish Networks segment decreased 2.0% to 94,072 for the three months ended September 30, 2007 compared to 95, 953 in the same period last year. Average paying subscribers for the Jewish Networks segment increased by 0.4% to 95,004 for the nine months ended September 30, 2007 compared to 94,595 in the same period last year. Average paying subscribers for the General Market Networks segment decreased 42.7% and 35.8% to 49,047 and 61,481 for the three and nine months ended September 30, 2007 compared to 85,593 and 95,748 in the same periods last year. Average paying subscribers for the Affinity Networks segment increased 7.1% and 34.2% to 63,514 and 62,124 for the three and nine months ended September 30, 2007 compared to 59,313 and 46,289 in the same periods last year. Average paying subscribers for the Offline & Other Businesses segment increased to 2,195 and 1,538 for the three and nine months ended September 30, 2007 compared to zero and 323 in the same periods last year. The increase in Offline & Other Business Segment is attributable to the acquisition of HurryDate’s online personals subscription business during the first quarter of 2007.

Results of Operations

The following table presents our operating results as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Direct marketing	25.8	33.7	33.1	35.6

Contribution margin	74.2	66.3	66.9	64.4

Operating expenses:
Sales and marketing	5.3	4.1	4.8	4.3
Customer service	4.6	5.2	5.1	5.3
Technical operations	6.5	7.6	6.5	9.5
Development	6.7	5.9	6.4	6.9
General and administrative	35.5	25.9	34.6	29.2
Amortization	2.1	1.7	2.1	1.7
Impairment of goodwill	—	—	3.8	—

Total operating expenses	60.7	50.4	63.3	56.9

Operating income	13.5	15.9	3.6	7.5
Interest and other expenses, (income), net	(0.8)	(0.5)	(1.3)	(0.3)

Income before income taxes	14.3	16.4	4.9	7.8
Provision for income taxes	1.6	0.2	0.5	0.4

Net income	12.7%	16.2%	4.4%	7.4%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 4% of net revenues for the three months ended September 30, 2007 and 2006, are attributable to certain offline events and from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, five, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues for the Jewish Networks segment increased 4.0% to $8.5 million in the third quarter of 2007 compared to $8.1 million in 2006. The increase in net revenues for the Jewish Networks segment is due primarily to an increase of 14% in the one-month subscription price in the second quarter of 2007. Net revenues for the General Market Networks segment decreased 44.3% to $3.4 million in the quarter ended September 30, 2007, compared to $6.1 million in 2006. The decrease in General Market Networks net revenue is due to the decrease in average paying subscribers. Net revenues for our Affinity Networks segment increased 12.3% to $3.4 million in the third quarter of 2007 compared to $3.0 million in 2006. The increase in net revenues for our Affinity Networks Business is attributed to an increase in paying subscribers to websites in the segment. Net revenues of our Offline & Other Businesses segment increased 131.2% to $497,000 in the third quarter of 2007 compared to $215,000 in 2006. The increase is net revenues is largely attributable to our acquisition of HurryDate in the first quarter of 2007.

Direct Marketing Expenses

Direct marketing expenses for the Jewish Networks segment decreased 30.4% to $779,000 in the third quarter of 2007 compared to $1.1 million in 2006. The decrease in marketing was due to a focus on increased marketing efficiency by increasing the proportion of marketing spent online and reducing offline marketing spending. Direct marketing expenses for the General Market Networks segment decreased 62.3% to $1.2 million in the third quarter of 2007 compared to $3.2 million in the same period in 2006. The decrease was due to reduction of our expenditure rate for the segment to an acceptable level of subscriber acquisition cost and contribution margin for each subscriber. Direct marketing expenses for the Affinity Networks segment increased 35.4% to $1.8 million for the third quarter of 2007 compared to $1.4 million in the same period in 2006. Direct marketing expenses for the Offline & Other Businesses segment increased 26.9 % to $245,000 for the third quarter of 2007 compared to $193,000 in the same period in 2006.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses increased 8.3% to $9.6 million in the third quarter of 2007 compared to $8.8 million for the same period in 2006. Stated as a percentage of net revenues, operating expenses increased to 60.7% in the third quarter of 2007 compared to 50.4% in the same period in 2006. The increase in operating expenses was primarily attributable to first year implementation costs of Sarbanes-Oxley and completion of our Scheme of Arrangement, totaling $1.1 million in the aggregate.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Sales and marketing expenses increased 15.9% to $830,000 in the third quarter of 2007 compared to $716,000 in the third quarter of 2006. Stated as a percentage of net revenues, sales and marketing expenses increased to 5.3% in the third quarter of 2007 compared to 4.1% for the same period in 2006.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses decreased 19.7% to $731,000 in the third quarter of 2007 compared to $910,000 in the third quarter of 2006. Stated as a percentage of net revenues, customer service expenses decreased to 4.6% in the quarter ended September 30, 2007 compared to 5.2% in the same period in 2006.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication support. Technical operations expenses decreased 23.2% to $1.0 million in the third quarter of 2007 compared to $1.3 million in 2006. Stated as a percentage of net revenues, technical operations expenses decreased to 6.5% in the three months ended September 30, 2007 compared to 7.6% in the same period in 2006. The decrease is due primarily to a reduction in personnel and their related, salary and share-based compensation along with a decrease in costs for our co-hosting facility.

Development. Development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Development expenses increased slightly by 1.6% to $1.1 million in the third quarter of 2007 compared to $1.0 million in 2006. Stated as a percentage of net revenues, development expenses increased to 6.7% in the three months ended September 30, 2007 compared to 5.9% in the same period in 2006.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses increased 23.2% to $5.6 million in the third quarter of 2007 compared to $4.5 million in the same period in 2006. The increase in operating expenses was primarily attributable to first year implementation costs of Sarbanes-Oxley and completion of our Scheme of Arrangement, totaling $1.1 million in the aggregate. Stated as a percentage of net revenues, general and administrative expenses increased to 35.5% in the quarter ended September 30, 2007 compared to 25.9% for the same period in 2006.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense increased 13.8% to $330,000 in the third quarter of 2007 compared to $290,000 in the third quarter of 2006. The increase is due mainly to the amortization of intangible assets from the purchase of HurryDate in the first quarter of 2007.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities. Net interest income increased to $134,000 for the quarter ended September 30, 2007 from $80,000 for the same period in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for less than 4% of net revenues for the nine months ended September 30, 2007 and 2006, are attributable to certain offline events and from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying lengths (typically, one, three, five, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues for the Jewish Networks segment increased 4.7% to $25.0 million in the first nine months of 2007 compared to $23.9 million in 2006. The increase in net revenues for the Jewish Networks segment is due to an increase in average paying subscribers and to an increase of 14% in the one-month subscription price in the second quarter of 2007. Net revenues for the General Market Networks segment decreased 36.2% to $12.7 million in the first nine months ended September 30, 2007, compared to $20.0 million in 2006. The decrease in General Market Networks net revenue is due to the decrease in average paying subscribers. Net revenues for the Affinity Networks segment increased 44.1% to $9.8 million in the first nine months of 2007 compared to $6.8 million in 2006. The increase in net revenues for our Affinity Networks Business is attributed largely to the growth of existing websites and the acquisition of LDSSingles in May 2006. Net revenues for the Offline & Other Businesses segment increased 74.5% to $1.6 million in the first nine months of 2007 compared to $920,000 in 2006. The increase in net revenues for our Offline & Other Businesses segment is due primarily to the acquisition of HurryDate in February 2007.

Direct Marketing Expenses

Direct marketing expenses for the Jewish Networks segment decreased 19.2% to $2.7 million in the first nine months of 2007 compared to $3.4 million in 2006. The decrease in marketing spending was due to concentrated focus on efficient marketing initiatives. Direct marketing expenses for the General Market Networks segment decreased 34.5% to $6.9 million in the first nine months of 2007 compared to $10.5 million in the same period in 2006. The decrease in the General Market Networks marketing was due to reduction of our expenditure rate for AmericanSingles to maintain an acceptable level of contribution margin for each subscriber. Direct marketing expenses for the Affinity Networks segment increased 58.3% to $5.7 million in the first nine months of 2007, compared to $3.6 million in the same period in 2006. The increase was as a result of additional marketing campaigns aimed at growing our Affinity Networks segment. Direct marketing expenses for the Offline & Other Businesses segment increased 10.4% to $926,000 in the first nine months of 2007, compared to $839,000 in the same period in 2006. The increase in direct marketing expenses for our Offline & Other Businesses segment is due primarily to the acquisition of HurryDate in February 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses increased 6.1% to $31.2 million in the first nine months of 2007 compared to $29.4 million in the same period in 2006. Stated as a percentage of net revenues, operating expenses increased to 63.3% in the first nine months of 2007 compared to 56.9% in the same period in 2006. The increase in operating expenses was primarily attributable to first year implementation costs of Sarbanes Oxley and completion of our Scheme of Arrangement totaling $2.4 million, $1.9 million in impairment expense related to the impairment of the book carrying value of goodwill under SFAS 142 related to AmericanSingles in the first quarter of 2007, as well as share-based compensation expense of approximately $1.1 million as a result of the acceleration of vesting and extension of the exercisable period of options for our former CEO and Chairman of the Board, in connection with his resignation as CEO of the Company, also in the first quarter. These increases were partially offset by increased operational effectiveness in technical operations, development, and other general and administrative expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Sales and marketing expenses increased 5.2% to $2.3 million in the first nine months of 2007 compared to $2.2 million in the first nine months of 2006. Stated as a percentage of net revenues, sales and marketing expenses increased to 4.8% for the first nine months in 2007 compared to 4.3% in the same period in 2006.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses decreased 7.4% to $2.5 million in the first nine months of 2007 compared to $2.7 million in the first nine months of 2006. Stated as a percentage of net revenues, customer service expenses decreased to 5.1% in the nine months ended September 30, 2007 compared to 5.3% in the same period in 2006. The decrease is primarily due to the shifting of customer service expenses to our Provo office where we enjoy a favorable labor cost.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, internet connectivity and other data and communication support. Technical operations expenses decreased 35.1% to $3.2 million in the first nine months of 2007 compared to $4.9 million in 2006. Stated as a percentage of net revenues, technical operations expenses decreased to 6.5% in the nine months ended September 30, 2007 compared to 9.5% in the same period in 2006. The decrease is due primarily to a reduction in personnel and their related, salary and share-based compensation along with a decrease in costs for our co-hosting facility.

Development. Development expenses consist primarily of costs incurred in the development, creation and enhancement of our websites and services. Development expenses decreased 11.5% to $3.2 million in the first nine months of 2007 compared to $3.6 million in 2006. Stated as a percentage of net revenues, development expenses decreased to 6.4% in the nine months ended September 30, 2007 compared to 6.9% in the same period in 2006.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees and occupancy and other overhead costs. General and administrative expenses increased 13.1% to $17.0 million in the first nine months of 2007 compared to $15.1 million in the same period in 2006. The increase in expenses was due to first year implementation costs of Sarbanes Oxley and completion of our Scheme of Arrangement totaling $2.4 million, $1.9 million in impairment expense related to the impairment of the book carrying value of goodwill under SFAS 142 related to AmericanSingles in the first quarter of 2007, as well as share-based compensation expense of approximately $1.1 million as a result of the acceleration of vesting and extension of the exercisable period of options for our former CEO and Chairman of the Board, in connection with his resignation as CEO of the Company, also in the first quarter, offset by decreases in other costs due to increased operational effectiveness. Stated as a percentage of net revenues, general and administrative expenses increased to 34.6% in the first nine months ended September 30, 2007 compared to 29.2% for the same period in 2006.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily SocialNet, PointMatch and MingleMatch. Amortization expense increased 16.3% to $1.0 million in the first nine months of 2007 compared to $884,000 in the first nine months of 2006. The increase is due mainly to the amortization of intangible assets from the purchase of HurryDate in the first quarter of 2007.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and marketable securities. Net interest income increased to $636,000 for the nine months ended September 30, 2007 from $174,000 for the same period in 2006.

Liquidity and Capital Resources

As of September 30, 2007 we had cash, cash equivalents and marketable securities of $8.3 million. We have historically financed our operations with internally generated funds. We have no revolving or term credit facilities.

Net cash provided by operations was $10.6 million for the nine months ended September 30, 2007 compared to $8.3 million for the same period in 2006. The increase is primarily due to improved results of our business excluding non-cash charges such as the impairment of goodwill for $1.9 million and increased share-based compensation of $1.0 million, offset by faster payments of accounts payable.

Net cash used in investing activities was $2.6 million for the first nine months of 2007 compared to $2.9 million for the same period in 2006. The majority of the use was the acquisition of HurryDate in February 2007 and LDSSingles in May 2006.

Net cash used by financing activities was $20.3 million for the first nine months of 2007 compared to $7.1 million for the same period in 2006. Cash used by financing activities in 2007 was due mainly to repurchases of shares for retirement of $20.7 million, payment of notes payable of $1.2 million, offset by proceeds from the issuance of shares of $1.7 million. Cash used by financing activities in 2006 was due mainly to payment of notes payable related to the acquisition of MingleMatch offset by the issuance of shares of $1.9 million.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our management, with the participation of our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the financial statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

Other than with respect to the following risk factor, which has been updated and restated in its entirety below to reflect certain changes on our board of directors , there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007.

If we are unable to attract, retain and motivate key personnel or hire qualified personnel, or such personnel do not work well together, our growth prospects and profitability will be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. We have recently recruited many of our directors, executive officers and other key management talent, some of which have limited or no experience in the online personals industry. For example, Adam S. Berger, a director of our Company and our current Chairman of the Board, joined the management team as our new Chief Executive Officer in February 2007. Our Chief Information Officer joined the company in June 2007. Our General Counsel started work for us in April 2006. In addition, our co-founder and former Executive Chairman of the Board resigned from his executive duties in December 2005 and from our board of directors in July 2006, and the employment of our former Chief Technology Officer ended in April 2006. Because members of our executive management have only worked together as a team for a limited time, there are inherent risks in the management of our Company with respect to decision-making, business direction, product development and strategic relationships. In the event that the members of our executive management team are unable to work well together or agree on operating principles, business direction or business transactions or are unable to provide cohesive leadership, our business could be harmed and one or more of those individuals may discontinue their service to our Company, and we would be forced to find a suitable replacement. The loss of any of our management or key personnel could seriously harm our business. Furthermore, we have recently experienced significant turnover on our board of directors. We currently have five members serving on our board of directors.

On September 12, 2006, we added Mr. Berger, Jonathan B. Bulkeley, CEO of Scanbuy, Inc.; Christopher S. Gaffney, Co-founder and Managing Partner of Great Hill Partners; and Scott M. Sassa, CEO and Founder of W Cubed Media to our board of directors. On July 31, 2007, David Siminoff, Laura Lauder and Mr. Sassa resigned as directors of our Company, and we added Thomas Stockham to our board of directors on August 1, 2007. Effective with our annual meeting of stockholders on October 8, 2007, Mr. Gaffney and Michael Brown departed our board of directors.

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

Purchases of Equity Securities

On November 21, 2006, we announced the approval of a share repurchase plan whereby the Company was authorized to repurchase up to two million of the Company’s outstanding shares. On August 15, 2007, the Company completed the repurchase of the full two million shares. On August 20, 2007, we announced that we established another share repurchase plan for the purchase of up to 500,000 shares. The repurchase of those shares was completed by August 21, 2007. Since November 21, 2006, we have repurchased an aggregate of approximately 4.8 million shares. 1,855,803 of the shares reported in the table below were purchased through the Company’s publicly announced share repurchase plans and the remaining 2,288,308 were repurchased in two separate privately negotiated transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans
July 1 – July 31	128,211	$4.95	128,211
August 1 – August 31	3,013,900	$4.20	1,727,592
September 1 – September 30	1,000,000	$4.10	—

Total	4,142,111		1,855,803

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Mark Thompson
by: Mark Thompson
Chief Financial Officer (Principle Financial Officer and Duly Authorized Officer)

Date: November 9, 2007