Form 10-K
period 2007-12-31
SPARK NETWORKS INC
filed 2008-03-31
CIK 1314475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NO. 001-32750

SPARK NETWORKS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-8901733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8383 Wilshire Boulevard, Suite 800, Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 658-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the ordinary shares of Spark Networks plc, the predecessor registrant, held by non-affiliates was approximately $67,753,029 based on the closing sale price of the ordinary shares in the form of Global Depositary Shares as reported on the Frankfurt Stock Exchange, the predecessor registrant’s principal exchange at that time. Ordinary shares held by each officer and director and by each person who owned 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 25,363,315 outstanding common stock, par value $0.001 per share, as of March 28, 2008.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2008 Annual Meeting of stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

Spark Networks and Spark Networks logos are trademarks and/or registered trademarks of Spark Networks Limited, the Company’s wholly owned subsidiary.

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

•	our ability to attract members to our Web sites, convert members into paying subscribers and retain our paying subscribers;

•	the highly competitive nature of our business;

•	our ability to keep pace with rapid technological change;

•	the strength of our existing brands and our ability to maintain and enhance those brands;

•	our ability to effectively manage our growth;

•	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;

•	uncertainties relating to potential acquisitions of companies;

•	the volatility of the price of our equity securities;

•	the strain on our resources and management team of being a public company;

•	the ability of our principal stockholders to exercise significant influence over our company; and

•	other factors referenced in this annual report on Form 10-K and other reports.

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

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Spark Networks, Inc., a Delaware corporation and its subsidiaries.

Our Business

We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships. We provide this opportunity through the many features on our Web sites, such as detailed profiles, onsite email centers, real-time chat rooms, instant messaging services and offline singles events.

Currently, our key Web sites include JDate.com, AmericanSingles.com, BlackSingles.com and ChristianMingle.com. We also operate several international Web sites and maintain operations in the United States and Israel. Information regarding the geographical source of our revenues can be found in Note 11 to our Consolidated Financial Statements included in this annual report. Membership on our sites is free and allows a registered user to post a personal profile and to access our searchable database of member profiles and customer service. On the majority of our websites, the ability to initiate most communication with other members requires the payment of a monthly subscription fee, which represents our primary source of revenue. We also offer discounted subscription rates for members who subscribe for longer periods. Our subscription programs primarily renew automatically for subsequent one-month periods until paying subscribers terminate them.

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our reorganization on July 9, 2007 through a shareholder vote and court process in the United Kingdom known as a “Scheme of Arrangement”, the shares of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity, have been traded on the American Stock Exchange and the Company has become Limited’s successor reporting entity.

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

Our Competitive Strengths

•

Strength of JDate Brand. We believe JDate with its strong brand recognition in the Jewish community is a valuable asset. We believe the strength of the JDate brand will continue to allow us to market to and serve the Jewish community profitably. Because of the strength of the JDate brand, we are not required to spend as much on marketing JDate as we are on our other Web sites, or as much as others in the industry may spend on their personals Web sites.

•

Affinity-Focused Communities. We believe singles are more likely to interact, find friends and form lasting relationships with like-minded individuals who share common values, beliefs, traditions and cultural upbringings. For this reason, the majority of our Web sites are targeted to specific religious, ethnic, geographic and special interest groups. We believe our targeted communities enjoy greater word-of-mouth recognition and consumer loyalty relative to general market communities.

•

Web Site Functionality. We continually evaluate the functionality of our Web sites to improve our members’ online personals experiences. Many of the features we offer, such as onsite emails, real-time chat rooms, instant messaging, E-cards, and message boards increase the probability of communication between our members, which we believe increases the number and percentage of members who become or remain paying subscribers. We believe this functionality drives return visits to our Web sites and helps retain paying subscribers who might otherwise consider switching to our competitors’ Web sites or not subscribing to any personals Web site.

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

Our Online Personals Services

Our online personals services offer single adults a convenient and secure setting for meeting other singles. Visitors to our Web sites are encouraged to become registered members and post profiles. Posting a profile is a process in which visitors are asked various questions about themselves, including information such as their tastes in food, hobbies and desired attributes of potential partners. Members may also post photos of themselves. Members can perform detailed searches of other profiles and save their preferences, and their profiles can be viewed by other members. In most cases, for a member to initiate email and instant message communication with others, that member must purchase a subscription. A subscription affords access to the paying subscribers’ on-site email, instant messaging, message boards and chat rooms, enabling such subscribers to communicate with other members and paying subscribers. Our subscription fees are charged on a monthly basis, with discounts for longer-term subscriptions.

Our Web Sites. We believe we are a unique company in the online personals industry because, in addition to servicing mass markets, we operate Web sites targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites in English, Hebrew, and French. Some of our Web sites, organized by segment, are as follows:

Web Site	Target Audience
Jewish Networks
JDate.com	Jewish Singles
Cupid.co.il	Jewish singles (Hebrew speakers)
JDate.co.il	Jewish singles (Hebrew speakers)
JDate.fr	Jewish singles (French speakers)

General Market Networks
American Singles.com	Non-targeted
CollegeLuv.com	College singles
Date.ca	Canadian singles
Date.co.uk	UK singles

Other Affinity Networks
AdventistSinglesConnection.com	Adventist singles
AsianSinglesConnection.com	Asian singles
BBWPersonalsPlus.com	Big beautiful women and admirers
Black Singles.com	African-American Singles
CanadianPersonals.net	Canadian singles
CatholicMingle.com	Catholic singles

Web Site	Target Audience
ChristianMingle.com	Christian Singles
DeafSinglesConnection.com	Deaf singles
GreekSinglesConnection.com	Greek singles
IndianMatrimonialNetwork.com	Indian singles
InterracialSingles.net	Interracial singles
ItalianSinglesConnection.com	Italian singles
LatinSinglesConnection.com	Latin singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
MilitarySinglesConnection.com	Military singles
PrimeSingles.net	Mature singles
SingleParentsMingle.com	Single parents

Offline and Other Businesses
HurryDate.com	Rapid dating and offline events
Kizmeet.com	Missed connections

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

•

Hot Lists and Favorites. Among the most popular features on our Web sites, “Hot Lists” enable paying subscribers to see who is interested in them and to save those favorite members in whom they are interested. Lists include (1) who has viewed your profile, (2) your favorites and (3) who has emailed you. Paying subscribers can group their favorites into customized folders and add their own notes, including details included in a member’s profile.

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

•	Ice Breakers. Members can send pre-packaged opening remarks, referred to on the Web sites as “flirts” and “smiles,” to other members or paying subscribers.

•

Click! Our patented Click! feature connects members who think they would be compatible with each other. A member simply clicks “yes,” “no” or “maybe” in another member’s profile. When two members click “yes” to each other’s profiles, our patented feature sends an email to both of them alerting them of a possible match.

Travel and Events. As a complement to our online services, we offer travel and other promotional events which allow individuals to meet in a more personal environment. Our travel and events are typically cruises, dinners, speed dating events or other mixers designed to facilitate social interaction. Approximately 4% of our revenues for the year ended December 31, 2007 were generated from travel and events.

Business Strategy

We intend to grow revenue by driving additional traffic to our Web sites, increasing the number and percentage of our members who convert to paying subscribers, launching new or acquiring existing businesses, implementing advertising sales on select Web sites and expanding our offline events business.

Drive traffic. We believe there are opportunities to drive additional traffic to our Web sites through integrated and targeted marketing and cross-promotion into vertical affinity markets.

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

•

Cross-promote. Our large base of members provides us with a significant amount of consumer data to evaluate cross-promotion opportunities for growth. We are able to analyze different groups of members by key metrics such as total potential subscribers and average revenue per paying subscriber and identify those targeted groups that may prefer a service dedicated to their particular affinity groups.

Increase Conversion Rates. We believe a growth opportunity lies in our ability to convert more of our members into paying subscribers. We plan to achieve this increase in conversion by focusing on:

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

Implement ad sales. We believe there is an opportunity for additional revenue from the sale of advertising on our Web sites. We expect advertisers will continue to seek highly targeted environments such as ours to complement their brands and reach niche consumers. We intend to remain selective about our choices for advertising partners so as not to adversely affect the quality of our user experience.

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

Sales and Marketing

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

In addition to our current online marketing efforts, we supplement our online marketing by employing a variety of offline marketing and business development activities. These include print and outdoor advertising, public relations, event sponsorship and promotional alliances. We believe that a more targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our Web sites and, therefore, increase the numbers of our members and paying subscribers.

Customer Service

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

Technology

Throughout the year projects such as Photo Gallery, SMS alerts and Automatic Log-in were successfully deployed using a mix of our proprietary technologies. Since feature and functionality development is an important element of our strategy, we plan to expand our technology team. In addition to our new products, this group of employees maintains our software and hardware infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner.

We operate Web and database servers co-located at third party data center facilities in Los Angeles, California and Orem, Utah.

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

Spark Networks, JDate, AmericanSingles and BlackSingles.com are some of our trademarks, whether registered or not, in the United States and several other countries. AmericanSingles, BlackSingles.com and JDate are registered trademarks in the United States. JDate is also a registered trademark in the EU, Australia, Israel and Canada. Spark Networks is a registered trademark in the United States and EU. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. In addition, we hold two United States patents for our Click! application, the first of which expires January 24, 2017, that pertain to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patents describe the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe that the primary competitive factors in creating a community on the Internet are functionality, brand recognition, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Yahoo! Personals, Match.com, a wholly-owned subsidiary of InterActiveCorp, and eHarmony, all of which operate primarily in North America. In addition, we face competition from social networking Web sites such as MySpace and Facebook. There are also numerous other companies offering online personals services that compete with us, but are smaller than we are in terms of paying subscribers and annual revenue generation.

Employees

As of December 31, 2007, we had 176 full-time employees. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

ITEM 1A. RISK	FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. The risks described below are the material risks that we are currently aware of that are facing our company. In addition, other sections of this report may include additional factors that could adversely impact our business and operating results. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock would decline and you may lose all or part of your investment.

Risks Related to Our Business

We have significant operating losses and we may incur additional losses in the future.

Although we were profitable in 2007 and 2006, we have historically generated significant operating losses. As of December 31, 2007, we had an accumulated deficit of approximately $29.5 million. We had net income of approximately $9.0 and $6.6 million for the years ended December 31, 2007 and 2006 respectively and a loss of $1.4 million for the fiscal year ended December 31, 2005. If our revenues do not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses, which could be significant.

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

In addition, our costs to acquire subscribers may increase if we raise prices on our Web sites as potential customers may be slower or more reluctant to purchase higher price services and Web site access.

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

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Yahoo! Personals, Match.com, a wholly-owned subsidiary of InterActiveCorp, and eHarmony, all of which operate primarily in North America. In addition, we face competition from social networking Web sites such as MySpace and Facebook. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our Web sites and reduce our market share.

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

One of our strategies is to expand into new vertical affinity markets to increase our revenue base. We view vertical affinity markets as identifiable groups of people who share common interests and the desire to meet companions or dates with similar interests, backgrounds or traits. Our planned expansion into such vertical affinity markets will occupy our management’s time and attention and will require us to invest significant capital resources. The results of our expansion efforts into new vertical affinity markets are unpredictable, and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new vertical affinity markets, including but not limited to the following:

•	competition from pre-existing competitors with significantly stronger brand recognition in the markets we enter;

•	our improper evaluation of the potential of such markets;

•	diversion of capital and other valuable resources away from our core business;

•	foregoing opportunities that are potentially more profitable; and

•	weakening our current brands by over expansion into too many new markets.

If we fail to keep pace with rapid technological change, our competitive position will suffer.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. Historically, new features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, ecards, personality profiles, and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2006 and 2007 we introduced a number of new Web sites and features, and we anticipate the introduction of additional Web sites and features in 2008 and 2009. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

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

Under our 2000 Executive Share Option Scheme (“2000 Option Scheme”), we granted options to purchase ordinary shares of our predecessor registrant (Spark Networks plc) to certain of our employees, directors and consultants. California state securities laws generally require qualification for the offer and sale of securities subject to California law. Under California law, the grant of an option constitutes a sale of the underlying shares at the time of the option grant and not at the exercise of the option. Our option grants were not qualified and may not have been exempt from qualification under California state securities laws. As a result, we may have potential liability to those employees, directors and consultants to whom we granted options under the 2000 Option Scheme. In order to address that issue, we may elect to make a rescission offer to the holders of outstanding options under the 2000 Option Scheme to give them the opportunity to rescind the grant of their options.

As of December 31, 2007, assuming every eligible recipient of options were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $280,000 including statutory interest at 7% per annum. These amounts reflect the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the entire option.

In addition, issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under California state securities laws as a result of the option grants themselves and also may not have been exempt from registration under federal securities laws. Federal securities laws prohibit the offer or sale of securities unless the sales are registered or exempt from registration. The issuances of ordinary shares, or after our Scheme of Arrangement, common stock, upon the exercise of our options were not registered and may not have been exempt from registration under California state and federal securities laws. As a result, we may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, we may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares (“Option Shares”).

As of December 31, 2007, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $7.5 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. These amounts are calculated by reference to the acquisition price of the Option Shares.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. We have recently recruited many of our directors, executive officers and other key management talent, some of which have limited or no experience in the online personals industry. For example, Adam S. Berger, a director of our company, joined the management team as our Chief Executive Officer in February 2007. Our Chief Information Officer started with us in June 2007 and our new Chief Financial Officer started with us in December 2007. Because members of our executive management have only worked together as a team for a limited time, there are inherent risks in the management of our company with respect to decision-making, business direction, product development and strategic relationships. In the event that the members of our executive management team are unable to work well together or agree on operating principles, business direction or business transactions or are unable to provide cohesive leadership, our business could be harmed and one or more of those individuals may discontinue their service to our company, and we would be forced to find a suitable replacement. The loss of any of our management or key personnel could seriously harm our business. Furthermore, we have recently experienced significant turnover on our board of directors. During 2007, five board members resigned and our new board member, Thomas Stockham, was appointed. We currently have five members serving on our board of directors.

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

Our revenue declined over the last year and the growth of the online personals industry has slowed. A February 2008 report by Jupiter Research found that the online personals industry grew 13% in 2007 as compared to 77% in 2003. It is possible that our operating margins will deteriorate if revenue growth does not exceed increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, general and administrative and technical operations expenses.

Our business depends on our server and network hardware and software and our ability to obtain network capacity; our current safeguard systems may be inadequate to prevent an interruption in the availability of our services.

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, to our ability to attract visitors and members to our Web sites, to convert them into paying subscribers and to retain paying subscribers. An unexpected and/or substantial increase in the use of our Web sites could strain the capacity of our systems, which could lead to a slower response time or system failures. Although we have not recently experienced many significant delays, any future slowdowns or system failures could adversely affect the speed and responsiveness of our Web sites and would diminish the experience for our visitors, members and paying subscribers. We face risks related to our ability to scale up to our expected customer levels while maintaining superior performance. If the usage of our Web sites substantially increases, we may need to purchase additional servers and networking equipment and services to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our Web sites could reduce traffic on our Web sites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands as well as reduce revenue and negatively impact our operating results.

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

In addition, we do not currently have adequate disaster recovery systems in place, which means in the event of any catastrophic failure involving our Web sites, we may be unable to serve our Web traffic for a significant period of time. Our Web sites primarily operate from only a single site located in either Southern California or Utah and the absence of a backup site could exacerbate any such disruption. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our Web sites and services or a decrease in responsiveness of our services would result in reduced visitor traffic, reduced revenue and would adversely affect our reputation and brands.

The failure to establish and maintain affiliate agreements and relationships could limit the growth of our business.

We have entered into, and expect to continue to enter into, arrangements with affiliates to increase our member and paying subscriber bases, bring traffic to our Web sites and enhance our brands. Pursuant to our arrangements, an affiliate generally advertises or promotes our Web site on its Web site, and earns a fee whenever visitors to its Web site click though the advertisement to one of our Web sites and register or subscribe on our Web site. Affiliate arrangements constitute over half of our marketing program. These affiliate arrangements are easily cancelable, often with one day notice. We do not typically have any exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. None of these affiliates, individually, represents a material portion of our revenue. If any of our current affiliate agreements are terminated, we may not be able to replace the terminated agreement with an equally beneficial arrangement. We cannot assure you that we will be able to renew any of our current agreements when they terminate or, if we are able to do so, that such renewals will be available on acceptable terms. We also do not know whether we will be able to enter into additional agreements or that any relationships, if entered into, will be on terms favorable to us.

We rely on a number of third-party providers and their failure or unwillingness to continue to perform could harm us.

We rely on third parties to provide important services and technologies to us, including third parties that manage and monitor our offsite data centers located in Southern California and Utah, ISPs, search engine marketing providers and credit card processors. In addition, we license technologies from third parties to facilitate our ability to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. Except to the extent of the terms of our contracts with such third party providers, we exercise little or no control over them, which increases our vulnerability to problems with the services and technologies they provide and license to us. In addition, if any fees charged by third-party providers were to substantially increase, such as if ISPs began charging us for email sent by our paying subscribers to other members or paying subscribers, we could incur significant additional losses.

If we fail to develop or maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm the value of our shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement. As a U.S. public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. We are required to annually assess and report on our internal controls over financial reporting. If we are unable to adequately establish or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the U.S. Securities Exchange Commission.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

In May 2005, we acquired MingleMatch, Inc. and completed an asset purchase of its main competitor, LDSSingles, in May 2006. In February 2007, we purchased the assets of HurryDate, a leading online personals and singles events business. We plan, during the next few years, to further extend and develop our presence, both within the United States and internationally, partially through acquisitions of entities offering online personals services and related businesses. We have limited experience acquiring companies and the companies we have acquired have been small. We have evaluated, and continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions, some of which may divert significant resources away from our daily operations. In addition, the process of integrating an acquired company, business or technology is risky and may create unforeseen operating difficulties and expenditures. Some areas where we may face risks include:

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our common stock. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect our quarterly results include, among others:

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

•	technical difficulties, system failures, system security breaches, or downtime of the Internet, in general, or of our products and services, in particular;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	fluctuations in foreign exchange rates; and

•	general economic conditions, as well as those specific to the Internet, online personals and related industries.

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

We currently anticipate that existing cash, cash equivalents and marketable securities and cash flow from operations will be sufficient to meet our anticipated needs for working capital, operating expenses and capital expenditures for at least the next 12 months. We may need to raise additional capital in the future to fund expansion, whether in new vertical affinity or geographic markets, develop newer or enhanced services, respond to competitive pressures or acquire complementary businesses, technologies or services. Such additional financing may not be available on terms acceptable to us or at all. To the extent that we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution, and to the extent we engage in additional debt financing, if available, we may become subject to additional restrictive covenants that could limit our flexibility in conducting future business activities. If additional financing is not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brands, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.

Our limited experience outside the United States increases the risk that any international expansion efforts and operations will not be effective.

One of our strategies is to expand our presence in international markets. Although we currently have offices in Israel and Web sites that directly serve the Canadian, French, Israeli and United Kingdom markets, we have only limited experience with operations outside the United States. Our primary international operations are in Israel, which carries additional risk for our business as a result of continuing hostilities there. Expansion into international markets requires management time and capital resources. In addition, we face the following additional risks associated with our expansion outside the United States:

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

Our operations depend upon our ability to maintain and protect our network infrastructure, hardware systems and software applications, which are housed primarily at data centers located in Southern California and Utah that are managed by third parties. Our business is therefore susceptible to earthquakes, tsunamis and other catastrophic events, including acts of terrorism. We currently lack adequate redundant network infrastructure, hardware and software systems supporting our services at an alternate site. As a result, outages and downtime caused by natural disasters and other events out of our control, which affect our systems or data centers, could adversely affect our reputation, brands and business.

We hold a fixed amount of insurance coverage, and if we were found liable for an uninsured claim, or claim in excess of our insurance limits, we may be forced to expend significant capital to resolve the uninsured claim.

We contract for a fixed amount of insurance to cover potential risks and liabilities, including, but not limited to, property and casualty insurance, general liability insurance, and errors and omissions liability insurance. If we decide to obtain additional insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high prices for the coverage we do get; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. This could leave us exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.

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

We recently secured a $30.0 million revolving credit facility, which if fully or partially utilized, could restrict our ability to utilize our operating cash flow for the growth of our business.

In February 2008, we obtained a $30.0 million revolving credit facility, upon which we have not yet drawn. If we were to draw upon the facility and we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

Our obligations under the credit facility are secured by a lien on substantially all of the assets of Spark Networks Limited, which is the borrower under the credit facility, and by guarantees by Spark Networks, Inc. and a number of our subsidiaries. Any default under the credit facility, could result in an acceleration of payment of all outstanding debt owed at the time, which could materially and adversely affect our financial condition.

Our revolving credit facility has certain covenants that could restrict how the Company operates its business.

The terms of our revolving credit facility contain various provisions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	receive dividends or distributions from our subsidiaries;

•	make investments and other restricted payments;

•	grant liens;

•	transfer or sell assets;

•	engage in different lines of business; and

•	consolidate, merge or transfer all or substantially all of our assets.

These covenants may affect our ability to operate and finance our business as we deem appropriate. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

Risks Related to Our Industry

The percentage of canceling paying subscribers in comparison to other subscription businesses requires that we continuously seek new paying subscribers to maintain or increase our current level of revenue.

Internet users in general, and users of online personals services specifically, freely navigate and switch among a large number of Web sites. Monthly subscriber churn represents the ratio expressed as a percentage of (a) the number of paying subscriber cancellations during the period divided by the average number of paying subscribers during the period and (b) the number of months in the period. The number of average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months. We cannot assure you that our monthly average subscriber churn will remain at consistent levels, and it may increase in the future. This makes it difficult for us to have a stable paying subscriber base and requires that we constantly attract new paying subscribers at a faster rate than subscription terminations to maintain or increase our current level of revenue. If we are unable to attract new paying subscribers on a cost-effective basis, our business will not grow and our profitability will be adversely affected.

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

The nature of online personals services is such that we cannot control the actions of our members and paying subscribers in their communication or physical actions. There is a possibility that one or more of our members or paying subscribers could be physically or emotionally harmed following interaction with another of our members or paying subscribers. We warn our members and paying subscribers that we do not and cannot screen other members and paying subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between members or paying subscribers arranged following contact initiated via our Web sites. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on one of our Web sites or a Web site of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online personals industry in general. Any such incident involving one of our Web sites could damage our reputation and our brands. This, in turn, could adversely affect our revenues and could cause the value of our common stock to decline. In addition, the affected members or paying subscribers could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation.

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

Our business depends, in part, on the growth and maintenance of the Internet, and our ability to provide services to our members and paying subscribers may be limited by outages, interruptions and diminished capacity of the Internet.

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

Legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. For example, in recent years, legislation related to the use of background checks for users of online personals services was proposed in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia. The New Jersey legislature passed such a bill in January 2008 and other state legislatures may still be considering the implementation of such legislation. The New Jersey statute does not take effect until May 2008. The enforcement and interpretation of the New Jersey Statue as well as the enactment of any of these proposed laws could require us to alter our service offerings and could negatively impact our performance by making it more difficult and costly to obtain new subscribers and may also subject us to additional liability for failure to properly screen our subscribers. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet, generally, and decrease the acceptance of the Internet as a communications, commercial, entertainment, recruiting and advertising medium. In addition to new laws and regulations being adopted, existing laws that are not currently being applied to the Internet may subsequently be applied to it and, in several jurisdictions, legislatures are considering laws and regulations that would apply to the online personals industry in particular. Many areas of law affecting the Internet and online personals remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet or to our services.

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

In July 2007, we completed the Scheme of Arrangement of Spark Networks plc to become the Company’s wholly-owned subsidiary. The American Depositary Shares representing ordinary shares of Spark Networks plc began trading on the American Stock Exchange in February 2006 and our shares of common stock began trading in July 2007 after the completion of our Scheme of Arrangement. Prior to that, there was no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price for the stock of many technology, communications and entertainment and media companies. Those market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a significant decline in the market price of our securities.

We have implemented a share repurchase plan, which, may restrict our funds available for other actions and negatively affect the market price of our securities.

In the past, we have implemented share repurchase plans and may implement share repurchase plans in the future. In March 2008, our board of directors approved a share repurchase plan pursuant to which we may repurchase, from time to time, our common stock on the American Stock Exchange subject to the requirements of Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934. A share repurchase plan may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities. Under the current plan, we are permitted to repurchase up to an aggregate of 1,500,000 shares of common stock. The full implementation of this repurchase plan would use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions. Our repurchase plan will also likely result in an increase in the share percentage ownership of our existing stockholders, and such increase may trigger disclosure or other regulatory requirements for our larger stockholders. As a result, certain stockholders may liquidate a portion of their holdings, which may have a negative impact on the market price of our securities. Furthermore, repurchases of shares may affect the trading of our common stock to the extent we fail to satisfy continued-listing requirements of the exchange on which our stock trades, including those based on numbers of holders or public float of our common stock. Our repurchase plan will also reduce the number of shares in the market, which may impact the development of an active trading market in our stock, causing a negative impact on the market price of our stock.

Our principal shareholders can exercise significant influence over us, and, as a result, may be able to delay, deter or prevent a change of control or other business combination.

As of March 28, 2008, Great Hill Investors, LLC, Capital Research Management Company, Moab Capital Partners, LLC and their respective affiliates, beneficially owned approximately, in the aggregate, 52% of our outstanding share capital. Great Hill Investors, LLC and its affiliates (“Great Hill”) became our largest shareholder on December 1, 2005 when it purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions. Of the 6,000,000 shares purchased, (i) 2,500,000 shares were purchased from the two co-founders of our company and former co-Chairmen of our board of directors, (ii) 1,500,000 shares were purchased from Criterion Capital Management LLC and (iii) 2,000,000 shares were purchased from affiliates of Tiger Global Management L.L.C. Great Hill has since acquired an additional 3,085,000 shares and held an aggregate of 9,085,000 shares as of March 28, 2008. These shareholders possess significant influence over our company. Such share ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such share ownership may have the effect of control over substantially all matters requiring shareholder approval, including the election of directors. Other than the arrangement to elect a director at the selection of Great Hill which affects some of these shareholders, as discussed below, we do not expect that these shareholders will vote together as a group.

Our largest shareholder, Great Hill, also possesses a significant amount of voting power and an ability to elect a director of our company.

As of March 28, 2008, Great Hill beneficially owned 9,085,000 shares of our company, or approximately 36% of our outstanding shares, and has voting control of an aggregate of approximately 45% our securities to elect a director of our company subject to the terms and conditions of the share purchase agreements entered into on December 1, 2005 with each of the co-founders, affiliates of Tiger Global Management, and Criterion Capital Management (collectively, the “Selling Shareholders”). Pursuant to the terms of the share purchase agreements with each of the Selling Shareholders, for so long as Great Hill collectively owns: (i) in the case of the share purchase agreements entered into with the co-founders, at least 10% of the outstanding shares; and (ii) in the case of the share purchase agreements entered into with Tiger Global Management and Criterion Capital Management, at least 5% of the outstanding shares, each Selling Shareholder agreed that:

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

On December 1, 2005, we and Great Hill Equity Partners II, which is one of the affiliates of Great Hill, entered into a Standstill Agreement with a term of five years, unless terminated earlier by agreement of the parties.

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

To date, we have not declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our shares if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future.

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

We have also adopted a stockholder rights plan pursuant to which each share of common stock also has a “right” attached to it. The rights are not exercisable except upon the occurrence of certain takeover-related events—most importantly, the acquisition by a third party (the “Acquiring Person”) of more than 30% of our outstanding voting shares if the Acquiring Person has not concurrently made a tender offer to acquire all outstanding shares of common stock. Once triggered, the rights entitle the stockholders, other than the Acquiring Person, to purchase additional shares at a 50% discount to their fair market value. The effect of triggering the rights is to expose the Acquiring Person to severe dilution of its ownership interest, as the shares (or any surviving corporation) are offered to all of the stockholders other than the Acquiring Person at a steep discount to their market value.

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

Not Applicable

ITEM 2. PROPERTIES

We do not own any real property. Our headquarters is located in Beverly Hills, California, where we occupy approximately 25,000 square feet of office space that houses our technology department, customer service operations, and most of our corporate and administrative personnel. The current lease ends on July 31, 2008 and has a monthly base rent of $74,865. On November 27, 2007, we reduced our space requirements to 16,000 square feet and signed an amendment to extend the lease another three years to July 31, 2011 with a monthly base rent starting at $59,911 for the first year, increasing to $62,373 for the second year, and $64,835 for the final year of the lease. We also lease office space in Utah, New York, and Israel. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3. LEGAL	PROCEEDINGS

Jason Adelman, etc., et al., v. Matchnet plc, etc., et al

On November 14, 2003, Jason Adelman filed a nationwide class action complaint against us in the Los Angeles County Superior Court based on an alleged violation of California Civil Code section 1694 et seq., which regulates businesses that provide dating services. The complaint included allegations that we are a dating service as defined by the applicable statutes and, as an alleged dating service, we are required to provide language in our contracts that allows (i) members to rescind their contracts within three days, (ii) reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (iii) members to cancel their contracts in the event of disability or relocation. Causes of action include breach of applicable state law, fraudulent and deceptive business practices, breach of contract and unjust enrichment.

On August 8, 2006, the Court granted the Company’s application to bifurcate the Adelman trial of the issue of actual injury or damages and set the trial for August 17, 2006 (the “Bifurcated Damages Trial”). The Court

determined at the Bifurcated Damages Trial that Adelman did not suffer any actual injury or damages, Adelman’s claims were dismissed, and a judgment was entered to award attorneys’ fees and costs to the Company. On January 31, 2007, the Court awarded the Company $50,000 in legal fees. Adelman has filed an appeal seeking to vacate the judgment. In addition, the Company has filed an appeal of the attorneys’ fees award in order to seek an award of all of the attorneys’ fees incurred in this matter. Although we agree that the Court properly granted our Attorneys’ Fees Motion, we believe that the Court should have awarded us attorneys’ fees in the full amount we requested, approximately $390,000, and not the amount actually awarded, $50,000. Adelman has cross-appealed in attempt to vacate the attorneys’ fees award entirely. The Appellate Court heard oral argument on February 19, 2008. On March 20, 2008, the Appellate Court issued an Order Vacating Submission in response to a letter dated March 17, 2008 from the Court of Appeals in which the Court has asked to be briefed on certain additional issues.

Dinolfo v. Spark Networks plc

On February 27, 2007, Kenneth J. Dinolfo initiated an action, Dinolfo v. Spark Networks plc, in New Jersey Superior Court in Essex County. Mr. Dinolfo alleged claims for violations of his privacy and misappropriation of his likeness under common law and California and New Jersey statutes and sought compensatory and statutory damages and attorneys’ fees. The action was removed to the U.S. District Court for the District of New Jersey on April 18, 2007. On May 9, 2007, the Company filed a motion to dismiss or transfer the action for improper venue. On June 28, 2007, the U.S. District Court entered an order granting the motion and transferred the matter to the United States District Court for the Central District of California. On October 25, 2007, the Company filed a Motion to Dismiss the Complaint which was heard on November 19, 2007 and converted to a Motion for Summary Judgment. The Court requested further briefing from Mr. Dinolfo on issues pertinent to the Motion and set a submission deadline of January 2, 2008. On December 12, 2007, the Company and Mr. Dinolfo entered into a confidential settlement agreement. On December 28, 2007, the Court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.

Ami Shafrir v. Spark Networks, plc.

On April 30, 2007, Ami Shafrir initiated an action, Ami Shafrir v. Spark Networks, plc., in the Superior Court in the State of California alleging claims for breach of written agreement, breach of oral agreement, wages and quantum meruit. The Company filed a demurrer and motion to strike with regard to the claims for breach of oral agreement, wages and quantum meruit. The demurrer and motion to strike were set to be heard on July 12, 2007. Prior to the hearing, Shafrir filed a first amended complaint which did not include the cause of action for breach of oral agreement. The Company re-filed its motion to strike which was granted on August 24, 2007. On September 7, Shafrir filed his Second Amended Complaint. The Company answered that Complaint on September 14, 2007. A Case Management Conference was held on September 17, 2007, at which time the Court ordered the parties to mediation. On February 29, 2008, the Company and Mr. Shafrir entered into a confidential settlement agreement, and on March 3, 2008, the Court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.

Spark Network Services, Inc. v. Match.com, LP, eHarmony.com, Inc., Various, Inc., True Beginnings, LLC, Perfect Match LLC, Plentyoffish Media, Inc. and Spark Networks, Inc.

In the above-identified litigation, plaintiff Spark Network Services, Inc. has asserted in an Amended Complaint that Spark Networks, Inc. has infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” Spark Networks, Inc. has filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was then stayed on February 21, 2008.

We intend to defend vigorously against each of the lawsuits. However, no assurance can be given that these matters will be resolved in our favor and, depending on the outcome of these lawsuits, we may choose to alter our business practices.

We have additional existing legal claims and may encounter future legal claims in the normal course of business. In our opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations. We believe we have accrued appropriate amounts where necessary in connection with the above litigation.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 8, 2007, we held our 2007 annual meeting of stockholders. At the annual meeting, our stockholders voted to:

(i)	elect two board nominees to serve as directors of Spark Networks, Inc.;

(ii)	approve the reappointment of Ernst & Young LLP as independent registered public accounting firm auditors; and

(iii)	approve the Spark Networks, Inc. 2007 Omnibus Incentive Plan.

The foregoing resolutions were approved by the following numbers of votes for, against and withheld/abstained (or broker non-votes) as identified below:

RESOLUTION		FOR	AGAINST	ABSTAIN	TOTAL
(i)	Election of Benjamin A. Derhy	18,647,175	4,100	0	18,651,275
(i)	Election of Thomas G. Stockham	18,647,175	4,100	0	18,651,275
(ii)	Reappointment of Ernst & Young LLP	18,318,174	333,001	100	18,651,275
(iii)	Approval of 2007 Omnibus Incentive Plan	10,111,623	4,624,280	2,446,319	17,182,222

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Spark Networks, Inc.’s common stock is traded on the American Stock Exchange under the trading symbol “LOV”. At March 28, 2008, there were 66 holders of record of our common stock. Prior to the completion of the Scheme of Arrangement in July 2007, Spark Networks plc’s ordinary shares were traded in the form of ADSs on the American Stock Exchange (“AMEX”) under the trading symbol “LOV” and in the form of GDSs on the Frankfurt Stock Exchange (the “FSE”) under the symbol “MHJG”. Following the completion of our Scheme of Arrangement, our common stock has been traded solely on the American Stock Exchange. The following table summarizes the high and low sales prices of Spark Networks plc’s GDSs in euros as reported by the Frankfurt Stock Exchange for the periods prior to the completion of the Scheme of Arrangement and summarizes the high and low sales prices of our common stock as reported by the American Stock Exchange for the periods following completion of the Scheme of Arrangement. The Euro amounts for prices prior to July 9, 2007, are translated into U.S. dollars at the currency exchange rate in effect on the date the price was reported on the FSE. The currency exchange rate is based on the average bid and ask exchange price as reported by OANDA for such dates.

	High		Low
Year ended December 31, 2006
First Quarter	€6.48	$7.83	€5.03	$6.05
Second Quarter	€5.35	$6.60	€3.78	$4.75
Third Quarter	€4.75	$6.08	€4.01	$5.13
Fourth Quarter	€4.80	$6.17	€4.00	$5.23

Year ended December 31, 2007
First Quarter	€4.75	$6.28	€3.72	$4.82
Second Quarter	€4.70	$6.39	€3.95	$5.29
Third Quarter(1)	N/A	$5.60	N/A	$3.90
Fourth Quarter	N/A	$4.98	N/A	$3.60

(1)	On July 9, 2007, the Company’s common stock started trading solely on the American Stock Exchange.

We have not declared or paid any cash dividends on our common shares. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

Performance Graph

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. The performance graph compares the cumulative total stockholder return on Spark Networks plc’s ADSs as traded on the American Stock Exchange (for the period commencing on February 14, 2006 and ending on July 9, 2007) or our common stock traded on the American Stock Exchange (for the period commencing on July 9, 2007 and ending on December 31, 2007), the AMEX Market Value (US & Foreign) Index and the RDG Internet Composite Index of comparable companies for the period commencing on January 31, 2006 and ending on December 31, 2007. The graph assumes $100 invested on December 31, 2006 in our ADSs, the AMEX Market Value (US & Foreign) Index, the RDG Internet Composite Index and reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

*	$100 invested on 2/14/06 in stock or 1/31/06 in index – including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sales of Equity Securities

During the year ended December 31, 2007, we have issued unregistered securities to the persons described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder, except as specified below. All recipients had adequate access, through their relationships with us, to information about us.

In August 2003, we issued warrants to Europlay Capital Advisors, LLC (“ECA”), an accredited investor as defined in Rule 501(a) under Regulation D, for the purchase of up to 1,000,000 ordinary shares at an exercise price of $2.44 per share in exchange for financial consulting services provided to us by ECA. Of these warrants, 500,000 vested immediately and were exercisable and non-forfeitable; however, a warrant certificate was never issued yet the warrants were treated as issued and outstanding in our financial statements. In December 2004, ECA and our company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, we issued a warrant certificate for 750,000 shares. From January 1, 2007 to December 31, 2007, pursuant to the terms of the warrant agreement, ECA effected cashless exercises of warrants accounting for a total of 220,000 ordinary shares at a per share exercise price of $2.76 and we, after accounting for ECA’s cashless exercises, issued a total of 124,073 ordinary shares pursuant to such exercises. As of December 31, 2007, all warrants were exercised.

Purchases of Equity Securities

On March 10, 2008, we announced the approval of a share repurchase program whereby the Company was authorized to repurchase up to one million shares of the Company’s outstanding common stock. On March 14, 2008, we announced an increase in the size of the current share repurchase program from one million to 1.5 million shares of our outstanding common stock.

The table below sets forth information regarding our purchase of our common stock during the three months ended December 31, 2007, all of which occurred in one privately negotiated transaction on November 29, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 1—October 31	—	n/a	—
November 1—November 30	695,000	$4.00	—
December 1—December 31	—	n/a	—

Total	695,000		—

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included herein. The following selected consolidated statement of operations data for each of the three years ended in the period December 31, 2007, and the selected consolidated balance sheet data as of December 31, 2007 and 2006, are derived from the audited consolidated financial statements of our company included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from the audited consolidated financial statements of our company not included in this report. Our common stock currently trades on the American Stock Exchange. The historical results are not necessarily indicative of results to be expected in any future period.

	Years ended December 31, (1)
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Net revenues	$65,218	$68,853	$65,511	$65,052	$36,941
Direct marketing expenses	21,095	24,574	24,411	31,240	18,395

Contribution	44,123	44,279	41,100	33,812	18,546
Operating expenses:(6)
Sales and marketing	3,626	2,890	2,661	2,607	986
Customer service	3,103	3,560	2,827	3,379	2,536
Technical operations	4,416	6,239	6,156	7,184	4,481
Development	4,249	4,766	5,194	2,013	959
General and administrative	21,848	18,923	23,935	29,253 (2)	18,537
Amortization of intangible assets other than goodwill	1,356	1,184	1,085	860	555
Impairment of long-lived assets	1,894	114	105	208	1,532

Total operating expenses	40,492	37,676	41,963	45,504	29,586

Operating income (loss)	3,631	6,603	(863)	(11,692)	(11,040)
Interest (income) and other expenses, net	(913)	(696)	711	(66)	(188)

Income (loss) before income taxes	4,544	7,299	(1,574)	(11,626)	(10,852)
Provision benefit for income taxes	(4,434)	736	(136)	1	—

Net income (loss)	$8,978	$6,563	$(1,438)	$(11,627)	$(10,852)
Net income (loss) per share—basic(3)	$0.31	$0.21	$(0.06)	$(0.51)	$(0.57)
Net income (loss) per share—diluted(3)	$0.31	$0.21	$(0.06)	$(0.51)	$(0.57)
Weighted average shares outstanding-basic(3)	29,218	30,580	26,105	22,667	18,970
Weighted average shares outstanding-diluted(3)	29,250	31,248	26,105	22,667	18,970
Other Financial Data:
Depreciation	1,684	2,968	3,624	3,065	1,441
Additional Information:
Average paying subscribers(4)	215,323	236,868	214,793	226,093	125,843

	Years Ended December 31,
	2007	2006	2005	2004	2003
Operating expenses include share-based compensation as follows(6):
Sales and marketing	$884	$620	$329	$156	$79
Customer service	117	77	43	—	—
Technical operations	633	434	241	22	140
Development	534	437	239	—	—
General and administrative	$3,153	$2,299	$1,865	$1,526	$1,652

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$8,996	$20,608	$17,292	$7,423	$5,815
Total assets	43,608	51,626	48,620	27,359	16,969
Deferred revenue	4,140	4,051	4,991	3,933	3,232
Capital lease obligations and notes payable	21	1,416	10,830	1,873	487
Total liabilities	12,700	13,721	23,437	16,872	11,659
Shares subject to rescission(5)	7,480	8,079	6,089	3,819	—
Accumulated deficit	(29,532)	(38,510)	(45,073)	(43,635)	(32,008)
Total shareholders’ equity	$23,428	$29,826	$19,094	$6,668	$5,310

(1)	Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of certain asset and business acquisitions.

(2)	In 2004, general and administrative expenses included an expense of approximately $2.4 million related to an employee severance, $2.1 million related to the United States initial public offering of MatchNet, Inc. that was planned for mid-2004, but which was withdrawn shortly after the related registration statement was filed in the third quarter of 2004, as well as one legal settlement resulting in the recognition of $900,000 in expenses in the third quarter and two legal settlements resulting in the recognition of $2.1 million in expenses in the fourth quarter of 2004. In 2003, general and administrative expenses included a charge of $1.7 million primarily related to a settlement with Comdisco.

(3)	For information regarding the computation of per share amounts, refer to note 1 of our consolidated financial statements.

(4)	Average Paying Subscribers: Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

(5)	Under our 2000 Executive Share Option Scheme (“2000 Option Scheme”), we granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, we may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, we may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares. However, it is the Securities and Exchange Commission’s position that a rescission offer will not bar or extinguish any liability under the Securities Act of 1933 with respect to these options and shares, nor will a rescission offer extinguish a holder’s right to rescind the issuance of securities that were not registered or exempt from the registration requirements under the Securities Act of 1933. As of December 31, 2007, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, we estimate the total cost to us to complete the rescission would be approximately $7.5 million including statutory interest at 7% per annum, accrued since the date of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the option recipient to our Company upon exercise of their option.

(6)	For the purposes of this and all future filings, prior period share-based compensation was reclassified to conform to current period classification.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes that are included in this Report.

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this report.

General

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our reorganization on July 9, 2007, through the Scheme of Arrangement, the shares of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity, have been traded on the American Stock Exchange and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Web sites and search and contact other individuals who have posted profiles.

Membership to the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company typically charges a subscription fee for varying subscription lengths (typically, one, three, six and twelve months) to members, allowing them to initiate communication with other members and subscribers utilizing the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

Our revenues have grown from $659,000 in 1999 to $65.2 million in 2007. For the year ended December 31, 2007, we had 215,323 average paying subscribers, representing a decrease of 9% from the year ended December 31, 2006. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and Web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period. Our key Web sites include JDate.com, which primarily targets Jewish singles in the United States, AmericanSingles.com, which targets the singles in the United States, BlackSingles.com, which primarily targets the black singles in the United States, and ChristianMingle.com, which primarily targets Christian singles in the United States. Our subscription fees have traditionally been charged on a monthly basis, with discounts for longer-term subscriptions.

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

•

On October 22, 2007, we entered into an agreement to purchase the stock of Kizmeet.com, a free, ad-supported, missed connections web site. Since the majority of the purchase was related to the domain name, we recorded the entire purchase price of $360,000 as a domain name subject to annual impairment testing under SFAS 142. Kizmeet is a complement to our current advertising offering and extends our reach with a service that caters to a different audience than our traditional online personals communities.

•

On February 1, 2007, we purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million ($2.0 million of which was paid in cash at the time of closing) and, subject to certain conditions in the purchase agreement, payment of an earn-out based upon the operating income of the HurryDate business for the period from April 1, 2007 to March 31, 2008. In the second quarter of 2007, we paid the remaining $250,000 of the initial cash consideration. On October 17, 2007, we entered into a letter agreement with the sellers and agreed that the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts assume that the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. The purchase of HurryDate expands our offline presence and solidifies our position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds. Of the $2.2 million of acquired intangible assets, $490,000 was assigned to member databases and will be amortized over three years, $50,000 was assigned to subscriber databases which was amortized over five months, $800,000 was assigned to developed software which will be amortized over five years, $360,000 was assigned to domain names which are not subject to amortization, and $480,000 was assigned to goodwill.

•

On December 7, 2006, we acquired the assets of Stu and Lew Productions, creator of “Schmooz-A-Palooza”, an annual event held in December, for $50,000. We believe this acquisition further strengthens JDate’s offline presence and solidifies its connection to Jewish singles, most notably in the Los Angeles market.

•

On May 5, 2006, we completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online singles community, for $2.3 million, of which $2.0 million was paid up front in cash and $300,000 was settled in cash, net of liabilities, on the one year anniversary of the acquisition. We believe that the acquisition of LDSSingles strengthened our market share in the LDS online singles niche, particularly in the LDS market.

•

On May 19, 2005, we acquired MingleMatch, Inc., a company that operates religious, ethnic, special interest and geographically targeted online singles communities for $12 million in cash, 150,000 shares of the Company valued at approximately $1.1 million and capitalized acquisition costs of $100,000. The acquisition of MingleMatch fits with our strategy of creating affinity-focused online personals communities that provide quality experiences for our members.

Our future performance will depend on many factors, including:

•	continued acceptance of online personals services;

•	our ability to attract a large number of new members and paying subscribers, and retain those members and paying subscribers;

•	our ability to increase brand awareness, both domestically and internationally;

•	our ability to sustain and, when possible, increase subscription fees for our services; and

•	our ability to introduce new targeted Web sites, fee-based services and advertising as additional sources of revenues.

Our ability to compete effectively will depend on the timely introduction and performance of our future Web sites, services and features, the ability to address the needs of our members and paying subscribers and the ability to respond to Web sites, services and features introduced by competitors. To address this challenge, we have invested and will continue to invest existing personnel resources, namely application developers and systems engineers, in order to enhance our existing services and introduce new services, which may include new Web sites as well as new features and functions designed to increase the probability of communication among our members and paying subscribers and to enhance their online personals experiences. We believe that we have sufficient cash resources on hand to accomplish the enhancements that are currently contemplated.

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

Recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed and determinable, and collection is reasonably assured. Paying subscribers primarily pay in advance using a credit card and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Subscription fees collected in advance are deferred and recognized as revenue, using the straight-line method, over the term of the subscription. We reserve for potential credit card chargebacks based on our historical chargeback experience.

Direct Marketing Expenses

We incur substantial expenses related to our advertising in order to generate traffic to our Web sites. These advertising costs primarily consist of online advertising. We have entered into numerous affiliate arrangements, under which an affiliate advertises or promotes our Web site, and typically earns a fee whenever one of its users clicks through an advertisement to one of our Web sites and registers or subscribes on such Web site. Affiliate deals may fall in to one of many categories, including the CPS, CPA, CPC, and CPM categories discussed below. We do not typically have any exclusivity arrangements with our affiliates and some of our affiliates are also affiliates of our competitors.

Our advertising expenses are recognized based on the terms of each individual contract. The majority of our advertising expenses are based upon four pricing models:

•	Cost per subscription (CPS), where we pay an online advertising provider a fee based upon the number of new paying subscribers that it generates;

•	Cost per acquisition (CPA), where we pay an online advertising provider a fee based on the number of new member registrations it generates;

•	Cost per click (CPC), where we pay an online advertising provider a fee based on the number of clicks to our Web sites it generates; and

•	Cost per thousand for banner advertising (CPM), where we pay an online advertising provider a fee based on the number of times it displays our advertisements.

We estimate, in certain circumstances, the total clicks or impressions delivered by our vendors in order to determine amounts due under these contracts.

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

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and indefinite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and test property, plant and equipment, and other intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets.” We assess goodwill and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:

•	a significant decline in actual projected revenue;

•	a significant decline in the market value of our common stock;

•	a significant decline in performance of certain acquired companies relative to our original projections;

•	an excess of our net book value over our market value;

•	a significant decline in our operating results relative to our operating forecasts;

•	a significant change in the manner of our use of acquired assets or the strategy for our overall business;

•	a significant decrease in the market value of an asset;

•	a shift in technology demands and development; and

•	a significant turnover in key management or other personnel.

When we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the case of the other intangible assets and other long-lived assets, this measurement is only performed if the projected undiscounted cash flows for the asset are less than its carrying value. In the first quarter of 2007, we undertook certain marketing initiatives designed to reverse the decline in revenues for our AmericanSingles web site. While partially successful, the initiatives at that time did not increase new subscriber additions to the point that subscriber levels stabilized, and management determined that spending required for the marketing initiatives was not sustainable and thus they were terminated. An analysis of the expected cash flows from the web site after the first quarter initiatives were terminated resulted in expectations of future profitability for the site that were insufficient to sustain the carrying value of goodwill on the Company’s balance sheet. Accordingly, the Company recorded a $1.9 million impairment expense related to the removal of the book carrying value of goodwill under SFAS 142 related to AmericanSingles in the first quarter of 2007. In 2006, after conducting our annual analysis of intangible assets and other long-lived assets, we determined that some of the domain names with indeterminate lives were deemed to have lost their value and as a result we recognized impairment expense of $114,000. No indicators of impairment in goodwill were present in 2006 and no indicators of impairment of goodwill or other intangible assets were present in 2005.

Accounting for Business Combinations

We have acquired the stock or specific assets of a number of companies from 1999 through 2007 some of which were considered to be business acquisitions. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful life assigned to each class of assets and liabilities acquired can significantly impact net income. Different classes of assets will have useful lives that differ. For example, the useful life of a member database, which is typically three years, is not the same as the useful life of a paying subscriber list, which is typically three months, or a domain name, which is indefinite. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period or no amortization for indefinite lived intangibles.

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” in the fourth quarter of 2007, we analyzed our past performance as well as other factors and concluded that all of the net operating losses incurred by the company would more likely than not be used to offset future income and the valuation allowance against our deferred tax assets was released. In 2006, we recorded a valuation allowance to reduce deferred tax assets to the amount expected to more likely than not be realized in our future tax returns.

At December 31, 2007, we had gross net operating loss carry-forwards for income tax purposes of approximately $41.0 million and $34.2 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2018 through 2024 for federal purposes and in 2012 through 2014 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

Of the net operating losses available, approximately $1.5 million for federal purposes are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available net operating losses do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future.

As a result of the adoption of SFAS No. 123(R) the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards (“NOL”) resulting from excess tax benefits. As of December 31, 2007, deferred tax assets do not include approximately $13.4 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Additional paid in capital will be increased up to an additional $13.4 million if and when such excess tax benefits are realized.

Stock Based Compensation

Prior to July 1, 2005, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Effective July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

We calculate the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to be forfeited. We used historical and empirical data to assess different forfeiture rates for three different groups of employees. We must reassess forfeiture rates when deemed necessary and we must calibrate actual forfeiture behavior to what has already been recorded.

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The volatility rate was derived by examining historical share price behavior and assessing management’s expectations of share price behavior during the term of the option. The expected term of options granted was derived by averaging the vesting term with the contractual term.

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

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

In connection with the application of SFAS 123R in the fourth quarter of 2007, we noted errors in the adoption of SFAS 123R which created errors that were in the aggregate immaterial to our consolidated financial statements taken as a whole. Refer to Note 14 of the notes to the consolidated financial statements included in this annual report.

Segment Reporting

During the third quarter 2007, we changed our financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label Web sites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label Web sites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline and Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other Web sites and businesses. The change, in compliance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is a result of the change to the Company’s overall revenue mix. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net Revenues
Jewish Networks	$33,624	$32,213	$29,500
General Market Networks	15,707	25,446	31,710
Other Affinity Networks	13,314	9,724	2,766
Offline and Other Businesses	2,573	1,470	1,535

Total Net Revenues	$65,218	$68,853	$65,511

Direct Marketing Expenses
Jewish Networks	$3,281	$4,544	$3,929
General Market Networks	8,462	13,711	17,759
Other Affinity Networks	7,828	4,952	1,367
Offline and Other Businesses	1,524	1,367	1,356

Total Direct Marketing Expenses	$21,095	$24,574	$24,411

Contribution
Jewish Networks	$30,343	$27,669	$25,571
General Market Networks	7,245	11,735	13,951
Other Affinity Networks	5,486	4,772	1,399
Offline and Other Businesses	1,049	103	179

Total Contribution	$44,123	$44,279	$41,100

Unallocated Operating Expenses	40,492	37,676	41,963

Operating income (loss)	$3,631	$6,603	$(863)

Key Metric—Average Paying Subscribers

We regularly review average paying subscribers as a key metric to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. Subscribers are defined as individuals for whom we collect a monthly fee for access to communication and web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Unaudited selected statistical information regarding Average Paying Subscribers for our newly-defined operating segments is shown in the table below. Prior period amounts have been reclassified to conform to current period presentation.

	Year Ended December 31,
	2007	2006	2005
Average Paying Subscribers
Jewish Networks	94,903	95,168	85,723
General Market Networks	56,551	92,043	111,045
Other Affinity Networks	62,087	49,415	16,467
Offline and Other Businesses	1,782	242	1,558

Total Average Paying Subscribers	215,323	236,868	214,793

Average paying subscribers for the Jewish Networks segment decreased slightly to 94,903 for the year ended December 31, 2007 compared to 95,168 in 2006. The majority of this decline can be primarily attributed to the short-term decline in average paying subscribers as a result of a price increase at JDate.com in April 2007. Average paying subscribers for the General Market Networks segment decreased 38.6% to 56,551 for the year ended December 31, 2007 compared to 92,043 in 2006. This decrease can be primarily attributed to management’s decision to improve marketing efficiency within this segment and the related reduction in inefficient marketing expenses. Average paying subscribers for the Other Affinity Networks segment increased 25.6% to 62,087 for the year ended December 31, 2007 compared to 49,415 in 2006, reflecting increased marketing expenses and greater brand recognition. Average paying subscribers for the Offline and Other Businesses segment increased to 1,782 for the year ended December 31, 2007 compared to 242 in 2006, primarily due to the acquisition of HurryDate and its subscription business. We acquired HurryDate in February of 2007.

Average paying subscribers for the Jewish Networks segment increased 11.0% to 95,168 for the year ended December 31, 2006 compared to 85,723 in 2005. The increase can be primarily attributed to slightly higher marketing expenses as well as greater brand recognition. Average paying subscribers for the General Market Networks segment decreased 17.1% to 92,043 for the year ended December 31, 2006 compared to 111,045 in 2005. This decrease can be primarily attributed to management’s decision to improve marketing efficiency within this segment and the related reduction in inefficient marketing expenses. Average paying subscribers for the Other Affinity Networks segment increased 200.1% to 49,415 for the year ended December 31, 2006 compared to 16,467 in 2005, reflecting a full year of results from MingleMatch, increased marketing expenses, greater brand recognition, and the acquisition of LDSSingles in May 2006. Average paying subscribers for the Offline and Other Businesses segment decreased to 242 for the year ended December 31, 2006 compared to 1,558 in 2005.

We expect the cost of customer acquisition for the Jewish Networks to remain below the acquisition cost for our other segments due to JDate’s brand recognition. Our General Market segment operates in a much more competitive environment and, therefore, we generally must spend more on marketing to attract new subscribers. We are constantly striving to improve our Web sites to retain our existing subscribers.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Direct marketing	32.3	35.7	37.3

Contribution margin	67.7	64.3	62.7

Operating expenses:
Sales and marketing	5.6	4.2	4.1
Customer service	4.8	5.2	4.3
Technical operations	6.8	9.1	9.4
Development	6.5	6.9	7.9
General and administrative	33.4	27.4	36.5
Amortization of intangible assets other than goodwill	2.1	1.7	1.7
Impairment of goodwill	2.9	0.2	0.2

Total operating expenses	62.1	54.7	64.1

Operating income (loss)	5.6	9.6	(1.3)
Interest and other (income), expenses, net	(1.4)	(1.0)	1.1

Income (loss) before income taxes	7.0	10.6	(2.4)
Provision (benefit) for income taxes	(6.8)	1.1	(0.2)

Net income (loss)	13.8%	9.5%	(2.2)%

For the purposes of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.

The following table describes our pro forma statement of consolidated operations and EBITDA:

	Year Ended December 31, 2007 (in thousands)			Year Ended December 31, 2006 (in thousands)
	Spark Networks Consolidated	Share Based Compensation (1)	Pro Forma Consolidated	Spark Networks Consolidated	Share Based Compensation (1)	Pro Forma Consolidated
Net revenues	$65,218	$—	$65,218	$68,853	$—	$68,853
Direct marketing expenses	21,095	—	21,095	24,574	—	24,574

Contribution	44,123	—	44,123	44,279	—	44,279
Operating expenses:
Sales and marketing	3,626	884	2,742	2,890	620	2,270
Customer service	3,103	117	2,986	3,560	77	3,483
Technical operations	4,416	633	3,783	6,239	434	5,805
Development	4,249	534	3,715	4,766	437	4,329
General and administrative	21,848	3,153	18,695	18,923	2,299	16,624
Amortization of intangible assets other than goodwill	1,356	—	1,356	1,184	—	1,184
Impairment of long lived assets	1,894	—	1,894	114	—	114

Total operating expenses	40,492	5,321	35,171	37,676	3,867	33,809

Operating income	3,631	5,321	8,952	6,603	3,867	10,470
Interest (income) and other expenses, net	(913)	—	(913)	(696)	—	(696)

Pre-tax income	4,544	5,321	9,865	7,299	3,867	11,166
Income taxes	(4,434)	—	(4,434)	736	—	736

Net income	$8,978	$5,321	$14,299	$6,563	$3,867	$10,430

Interest expense	(751)	—	(751)	(166)	—	(166)
Income taxes	(4,434)	—	(4,434)	736	—	736
Depreciation	1,684	—	1,684	2,968	—	2,968
Amortization of intangible assets	1,356	—	1,356	1,184	—	1,184

EBITDA(2)	$6,833	$5,321	$12,154	$11,285	$3,867	$15,152

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues

Substantially all of our revenues are derived from subscription fees. Approximately 4% and 2% of our net revenues for the years ended December 31, 2007 and 2006, respectively, are generated through offline social and travel events, and advertising revenue. Revenues are presented net of credits and credit card chargebacks. In the case of subscription revenues, recognition occurs ratably over the subscription period and typically represents one month, three month, six month and twelve month terms. We offer discounts to subscribers of plans covering more than one month. Most of our subscription plans have an automatic renewal feature upon expiration of the then current term.

Net revenues for the year ended December 31, 2007 decreased 5% to $65.2 million from $68.9 million in 2006. The net revenues decrease can be primarily attributed to the managed reduction in our General Market Networks net revenues. General Market Networks net revenues decreased by approximately $9.7 million between the years ended December 31, 2007 and 2006.

Net revenues for the Jewish Networks segment increased 4.4% to $33.6 million for the year ended December 31, 2007, compared to $32.2 million in 2006. The increase in net revenues for the Jewish Networks segment is due primarily to a 14% increase in the one-month JDate.com subscription price, introduced in the second quarter of 2007, as well as growth from our Jewish networks in Israel. The Israeli net revenues increased due to a higher number of average paying subscribers for JDate.co.il, reflecting greater brand awareness. Net revenues for the General Market Networks segment decreased 38.3% to $15.7 million for the year ended December 31, 2007, compared to $25.4 million in 2006. The decrease in General Market Networks net revenues is due to the managed decrease in average paying subscribers, reflecting management’s decision to acquire subscribers with acceptable returns on investment. Net revenues for our Other Affinity Networks segment increased 36.9% to $13.3 million for the year ended December 31, 2007, compared to $9.7 million in 2006. The increase in net revenues for our Other Affinity Networks is primarily attributed to an increase in average paying subscribers to Web sites in this segment and the inclusion of a full year of results from LDS Singles, which was acquired in May 2006. The increase in average paying subscribers reflects an increase in direct marketing expenses within this segment, greater brand awareness. Net revenues of our Offline and Other Businesses segment increased 75.0% to $2.6 million for the year ended December 31, 2007 compared to $1.5 million in 2006. The increase in net revenues is largely attributable to our acquisition of HurryDate in the first quarter of 2007.

Direct Marketing Expenses

Direct marketing expenses decreased 14.2% to $21.1 million for the year ended December 31, 2007, compared to $24.6 million in 2006. The decrease can be primarily attributed to a $5.2 million reduction in direct marketing expenses associated with the General Market Networks segment, reflecting management’s decision to acquire subscribers at costs more likely to generate higher returns on investment. Direct marketing expenses for the

Jewish Networks segment decreased 27.8% to $3.3 million for the year ended December 31, 2007, compared to $4.5 million in 2006. The decrease in marketing expense primarily reflects a reduction in expenses related to offline marketing channels. Direct marketing expenses for the General Market Networks segment decreased 38.3% to $8.5 million for the year ended December 31, 2007, compared to $13.7 million in 2006. The decrease reflects management’s decision to acquire subscribers at costs more likely to generate higher returns on investment. Direct marketing expenses for the Other Affinity Networks segment increased 58.1% to $7.8 million for the year ended December 31, 2007, compared to $5.0 million in 2006. The increased marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for the Web sites within this growing segment. Direct marketing expenses for the Offline and Other Businesses segment increased 11.5% to $1.5 million for the year ended December 31, 2007, compared to $1.4 million in 2006, reflecting the addition of HurryDate in 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses increased 7.5% to $40.5 million for the year ended December 31, 2007, compared to $37.7 million in 2006. The increase in operating expenses was primarily attributable to a non-cash charge of $1.9 million related to the impairment of goodwill of AmericanSingles, a non-recurring charge of $1.9 million related to our Scheme of Arrangement, an incremental non-cash expense of $1.5 million related to stock-based compensation and $0.8 million of first year Sarbanes-Oxley implementation costs. These expenses were offset by lower customer service, technical operations and development costs as we continue to improve operational effectiveness.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 25.5% to $3.6 million for the year ended December 31, 2007, compared to $2.9 million in 2006. Stated as a percentage of net revenues, sales and marketing expenses increased to 5.6% for the year ended December 31, 2007, compared to 4.2% in 2006. The increase in total dollars was primarily due to the addition of HurryDate personnel. We expect these costs to increase in total dollars with any substantial increase in traffic, members or paying subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising revenues.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses decreased 12.8% to $3.1 million for the year ended December 31, 2007, compared to $3.6 million in 2006. Stated as a percentage of net revenues, customer service expenses decreased to 4.8% for the year ended December 31, 2007, compared to 5.2% in 2006. The decrease is primarily due to lower labor and third-party consulting costs, reflecting a reallocation of resources, largely from our Beverly Hills, California facility to our Provo, Utah facility. We expect these costs to increase in total dollars with any substantial increase in members or paying subscribers but to decrease as a percentage of net revenues as we add paying subscribers and increase advertising revenues.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 29.2% to $4.4 million for the year ended December 31, 2007, compared to $6.2 million in 2006. Stated as a percentage of net revenues, technical operations expenses decreased to 6.8% for the year ended December 31, 2007, compared to 9.1% in 2006. The decrease in total dollars is due primarily to a reduction in personnel and related salary expense, a reduction in consulting fees and a decrease in co-location facility expenses. We expect these costs to increase in total dollars with any increase in traffic, members or paying subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising revenues.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased by 10.8% to $4.2 million for the year ended December 31, 2007, compared to $4.8 million in 2006. Stated as a percentage of net revenues, development expenses decreased to 6.5% for the year ended December 31, 2007, compared to 6.9% in 2006. The decrease in total dollars is due primarily to a reduction in personnel and related salary expense as well as lower consulting expenses. We expect these costs to increase in total dollars as we launch new Web sites and develop additional features and functionality on our Web sites to enhance our members’ experience and satisfaction and increase the number, and percentage, of members that become paying subscribers. We also expect development costs to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising revenues.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses increased 15.5% to $21.8 million for the year ended December 31, 2007, compared to $18.9 million in 2006. Stated as a percentage of net revenues, general and administrative expenses increased to 33.5% for the year ended December 31, 2007, compared to 27.5% in 2006. The increase in operating expenses was primarily attributable to $0.8 million of first-year Sarbanes-Oxley implementation costs, $1.9 million of non-recurring costs associated with our Scheme of Arrangement and $0.9 million of incremental share-based compensation expense. These expenses were offset by lower accounting fees. We anticipate general and administrative expenses to decrease and stabilize, reflecting improved operating and capital structure efficiencies.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses increased 14.5% to $1.4 million for the year ended December 31, 2007, compared to $1.2 million in 2006. The increase is due mainly to the amortization of Hurry Date intangible assets purchased in the first quarter of 2007.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts and income or expense related to currency fluctuations. Net interest income increased to $913,000 for the year ended December 31, 2007, compared to $696,000 in 2006. Approximately $204,000 of the increase is due to foreign currency translation gains related to a loan between Spark Networks Limited and its Israeli subsidiary, reflecting currency fluctuations between the US Dollar and the New Israeli Shekel.

Net Income. Net income increased 36.8% to $9.0 million for the year ended December 31, 2007, compared to $6.6 million in 2006. The higher net income was largely due to an income tax benefit resulting from the release of a valuation allowance on our net operating losses, offset by nonrecurring Scheme of Arrangement expenses, first-year Sarbanes-Oxley implementation costs and incremental non-cash share-based compensation expenses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for approximately 2% of net revenues for the years ended December 31, 2006 and 2005, are attributable to certain social and travel events and revenue from advertising sold on our Web sites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered primarily in durations of one, three, five, six and twelve months. Plans with durations of longer than one month are available at discounted rates. Most subscription programs renew automatically for subsequent periods until subscribers terminate them.

Net revenues for the Jewish Networks segment increased 9.2% to $32.2 million for the year ended December 31, 2006, compared to $29.5 million in 2005. The increase in net revenues for the Jewish Networks segment is due primarily to an average increase in paying subscribers, reflecting an increase in direct marketing expenses and greater brand awareness. Net revenues for the General Market Networks segment decreased 19.8% to $25.4 million for the year ended December 31, 2006, compared to $31.7 million in 2005. The decrease in General

Market Networks net revenue is due to the decrease in average paying subscribers, reflecting a decrease in direct marketing expense. Net revenues for our Other Affinity Networks segment increased 251.6% to $9.7 million for the year ended December 31, 2006, compared to $2.8 million in 2005. The increase in net revenues for Other Affinity Networks is attributed to a full year of MingleMatch results in 2006, the acquisition of LDS Singles in May 2006, and an increase in average paying subscribers, reflecting an increase in directing marketing expense. Net revenues for our Offline and Other Businesses segment remained flat at $1.5 million for the year ended December 31, 2006 compared to 2005.

Direct Marketing Expenses

Direct marketing expenses for the Jewish Networks segment increased 15.7% to $4.5 million for the year ended December 31, 2006, compared to $3.9 million in 2005. The increase was primarily due to new JDate branding initiatives. Direct marketing expenses for the General Market Networks segment decreased 22.8% to $13.7 million for the year ended December 31, 2006, compared to $17.8 million in 2005. The decrease was due to management’s decision to acquire subscribers at costs more likely to generate higher returns on investment. Direct marketing expenses for the Other Affinity Networks segment increased 262.3% to $5.0 million for the year ended December 31, 2006, compared to $1.4 million in 2005, reflecting a full year of MingleMatch results in 2006 as well as increased marketing efforts for this segment’s Web sites. Direct marketing expenses for the Offline and Other Businesses segment remained flat at $1.4 million for the year ended December 31, 2006 compared to 2005.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses decreased 10.2% to $37.7 million for the year ended December 31, 2006, compared to $42.0 million in 2005. Stated as a percentage of net revenues, operating expenses decreased to 54.7% for the year ended December 31, 2007, compared to 64.1% in 2005. The decrease in operating expenses was primarily attributable to decreased development and general and administrative expenses as discussed below.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 8.6% to $2.9 million for the year ended December 31, 2006, compared to $2.7 million in 2005. Stated as a percentage of net revenues, sales and marketing expenses increased slightly to 4.2% for the year ended December 31, 2006, compared to 4.1% in 2005. The increase is primarily attributed to a full year of MingleMatch results, additional marketing personnel and their associated salaries.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our call centers. Customer service expenses increased 25.9% to $3.6 million for the year ended December 31, 2006, compared to $2.8 million in 2005. Stated as a percentage of net revenues, customer service expenses increased to 5.2% for the year ended December 31, 2006, compared to 4.3% in 2005. The increase in total dollars was due to higher temporary labor costs and a full year of MingleMatch results.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses remained flat at $6.2 million for the year ended December 31, 2006 compared to 2005. Stated as a percentage of net revenues, technical operations expenses decreased slightly to 9.1% for the year ended December 31, 2006, compared to 9.4% in 2005.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 8.2% to $4.8 million for the year ended December 31, 2006, compared to $5.2 million in 2005. Stated as a percentage of net revenues, development expenses decreased to 6.9% for the year ended December 31, 2006, compared to 7.9% in 2005. The decrease is primarily due to the completion of a systems upgrade in early 2006. Expenses related to this upgrade were incurred largely in 2005.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 20.9% to $18.9 million for the year ended December 31, 2006, compared to $23.9 million in 2005. The decrease is a result of lower credit card processing fees and expenses, as well as lower legal and accounting costs as the Company completed its SEC registration in early 2006. Legal and accounting costs related to the registration were incurred largely in 2005. Stated as a percentage of net revenues, general and administrative expenses decreased to 27.5% for the year ended December 31, 2006, compared to 36.5% in 2005.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to the acquisitions of MingleMatch, LDSSingles and PointMatch. Amortization expense increased slightly to $1.2 million for the year ended December 31, 2006, compared to $1.1 million in 2005.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with short-term investments in marketable securities and cash deposits in interest bearing accounts and interest expense from notes payable and capital leases. Net interest income increased to $700,000 for the year ended December 31, 2006, compared to interest loss and other expenses of $700,000 in 2005.

Net Income. Net income increased $8.0 million to $6.6 million for the year ended December 31, 2006, compared to a net loss of $1.4 million in 2005. The increase in net income can be primarily attributed to higher contribution from our Jewish and Other Affinity Networks segments as well as lower development and general and administrative expenses.

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

	Three Months Ended
(In thousands except per share amounts)	Dec 31, 2007	Sep 30, 2007 (4)	Jun 30, 2007 (4)	Mar 31, 2007 (4)	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
Selected Consolidated Statements of Operations Data:
Net Revenues	$16,014	$15,768	$16,616	$16,820	$17,237	$17,506	$17,305	$16,805
Direct Marketing Expenses	4,818	4,076	5,444	6,757	6,224	5,903	6,790	5,657

Contribution	11,196	11,692	11,172	10,063	11,013	11,603	10,515	11,148
Operating Expenses(1)
Sales and Marketing	1,014	914	865	833	632	723	705	830
Customer Service	663	737	861	842	897	847	904	912
Technical Operations	1,012	1,038	1,180	1,186	1,211	1,409	1,825	1,794
Development	1,031	1,097	975	1,146	1,102	1,044	1,392	1,228
General and Administrative	5,529	5,618	5,223	5,478	4,047	4,512	5,147	5,217
Amortization	328	330	354	344	300	290	355	239
Impairment of goodwill	—	—	—	1,894	114	—	—	—

Total Operating Expenses	9,577	9,734	9,458	11,723	8,303	8,825	10,328	10,220
Operating Income (Loss)	1,619	1,958	1,714	(1,660)	2,710	2,778	187	928
Interest (income) and other expenses	(277)	(134)	(297)	(205)	(522)	(80)	(133)	39

Pre-tax income (loss)	1,896	2,092	2,011	(1,455)	3,232	2,858	320	889
Income taxes	(4,701)	245	95	(73)	531	34	(8)	179

Net income (loss)	$6,597	$1,847	$1,916	($1,382)	$2,701	$2,824	$328	$710

Net income (loss) per share—basic(2)	$0.25	$0.06	$0.06	$(0.04)	$0.09	$0.09	$0.01	$0.02
Net income (loss) per share—diluted(2)	$0.25	$0.06	$0.06	$(0.04)	$0.09	$0.09	$0.01	$0.02
Weighted average shares outstanding—basic	26,578	28,803	30,677	30,868	30,945	30,741	30,359	30,266
Weighted average shares outstanding—diluted	26,601	28,825	30,904	30,868	31,320	31,271	30,875	31,258
Other Financial Data:
Depreciation	296	338	504	547	716	671	761	820
Additional Information:
Average Paying Subscribers(3)	200,850	208,828	220,300	231,313	236,609	240,859	239,365	230,641

	Three Months Ended
	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
Operating expenses include share-based compensation as follows:
Sales and Marketing	$292	$199	$197	$196	$167	$146	$152	$153
Customer Service	38	27	26	26	23	7	24	23
Technical Operations	153	170	171	139	92	74	148	123
Development	100	147	145	142	105	79	131	123
General and administrative	981	618	584	970	524	283	575	917
Total Share Based compensation	1,564	1,161	1,123	1,473	911	589	1,030	1,339

(1)	Certain financial information for prior periods has been reclassified to conform to the 2007 periods’ presentation.

(2)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.

(3)	Represents average paying subscribers calculated as the sum of the average paying subscribers for each month, divided by the number of months. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

(4)	Previously filed quarterly data in the Company’s Form 10-Q has been adjusted. Refer to Note 14 of the notes to the consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2007, we had cash, cash equivalents and marketable securities of $9.0 million. We have historically financed our operations with internally generated funds and offerings of equity securities.

Net cash provided by operations was $14.8 million for the year ended December 31, 2007 compared to $13.1 million for the same period in 2006. The increase is primarily due to a net cash inflow from changes to operating assets and liabilities of $1.0 million in 2007 versus a net cash outflow of $1.4 million in 2006. During 2007, the Company received approximately $400,000 of restricted cash from its credit card processor versus $0.9 million of restricted cash deposits to its credit card processors in 2006. The lower deferred revenue balance reflects a decrease in revenue from the General Market Networks segment in 2007.

Net cash used by investing activities was $3.3 million for 2007 compared to $1.5 million for 2006. In 2007, the company purchased fixed assets of $734,000, primarily representing computer hardware and software. In addition, we purchased HurryDate, a leading online personals and singles events company, for $2.3 million. In 2006, the company purchased fixed assets of $639,000, representing computer hardware and software. In addition, the Company purchased LDSSingles.com and other intangible assets for $2.3 million. In 2006, these cash payments were offset by the sale of our 20% interest in PlayAhead for $1.4 million.

Net cash used for financing activities was $23.0 million for the year ended December 31, 2007 compared to $8.2 million for 2006. Cash used for financing activities in 2007 was primarily related to the repurchase of the Company’s shares through various open market and private placement transactions totaling $23.5 million and the payment of notes payable of $1.2 million offset by proceeds from shares issued upon the exercise of options totaling $1.7 million. Net cash used for financing activities in 2006 was primarily related to payments made for notes payable of $9.9 million and payments of $0.5 million for the repurchase of the Company’s shares offset by cash provided from the exercise of options for $2.2 million.

On February 14, 2008, the Company, and Spark Networks Limited, as the borrower, entered into a $30.0 million credit agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and certain subsidiaries of the Company acting as guarantors.

The credit agreement expires, and all borrowings thereunder mature and are due and payable, unless terminated earlier, on February 14, 2011, which may be extended upon six months’ notice and at the lender’s discretion. The credit agreement provides for committed loans, swing line loans (which are loans with terms of 10 business days or less), and letters of credit. All loans may be prepaid without any prepayment penalty.

The per annum interest rate under the credit agreement is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus, 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis.

The credit agreement contains various customary affirmative and negative covenants, such as the requirement to provide financial statements and notices upon certain events, and the prohibition of the creation of additional liens, borrowings and guarantees beyond those permitted in the credit agreement. The Company is also required to maintain a consolidated leverage ratio at any time during any period of four fiscal quarters of greater than 2.00 to 1.00 for quarters through March 31, 2010 and 1.50 to 1.00 for quarters on and after June 30, 2010, and a consolidated adjusted EBITDA for each period of four consecutive fiscal quarters of $12 million through the quarter ending September 30, 2008, $13 million for the quarters ending December 31, 2008 through September 30, 2009, $14 million for the quarters ending December 31, 2009 through September 30, 2010 and $15 million for the quarters ending on and after December 31, 2010.

Upon an event of default, such as failure to pay under the credit agreement, a default under any other lending arrangement, a change of control or violation of a covenant, then a default rate of 2% per annum is added to the interest rates described above.

We believe that our current cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We had positive operating cash flow in 2007 and anticipate continued positive cash flow from operations. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility, or raise additional debt or issue additional equity in the private or public markets.

Contractual Obligations

The following table describes our contractual commitments and obligations as of December 31, 2007 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	960	1,792	664	—	3,416
Other commitments and obligations	1,251	1,718	—	—	2,969

Total contractual obligations	$2,211	$3,510	$664	$—	$6,385

We had other commitments and obligations consisting of contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $495,000 for less than one year and $288,000 between one and three years. Contracts with other service providers are for 30 day terms or less.

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

Recent Accounting Developments

We adopted FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109, or FIN 48 on January 1, 2007. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position of February 8, 2008 delayed the effective date of SFAS 157 for non-financial assets and liabilities. We are currently evaluating the impact of adopting of SFAS 157 but we expect the impact to our financial statements to not be material.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating the impact of electively adopting of SFAS 159 but presently do not expect to do so.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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

Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their market values adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Due to the short-term nature of our investment portfolio, and our ability to liquidate this portfolio quickly, we do not believe that a 10% increase in interest rates would have a material effect on the fair market value of our investment portfolio.

Foreign Currency Risk

Our exposure to foreign currency risk is due primarily to our international operations. Revenues and certain expenses related to our international Web sites are denominated in the functional currencies of the local countries they serve. Primary currencies include New Israeli shekels, Canadian dollars, British pound sterling and Euros. Our foreign subsidiary in Israel conducts business in their local currency. We translate into U.S. dollars the assets and liabilities using period-end rates of exchange, and revenues and expenses using average rates of exchange for the year. Any weakening of the U.S. dollar against these foreign currencies will result in increased revenue, expenses and translation gains and losses in our consolidated financial statements. Similarly, any strengthening of the U.S. dollar against these currencies will result in decreased revenues, expenses and translation gains and losses. Foreign exchange gains and losses were not material to our earnings for the years ended December 31, 2007, 2006 and 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). CONTROLS	AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b) Management’s annual report on internal controls over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

See Part I, Item 2 “Properties” for discussion of amendment and extension of lease for offices in Beverly Hills, California.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the Proxy Statement to be filed within 120 days after the fiscal year covered by this Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12, including Equity Compensation Plan Information, will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Scheme of Arrangement effective July 9, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.1	Certificate of Incorporation of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.2	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1(A) of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.3	Bylaws of Spark Networks, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

4.1	Rights Plan Dated July 9, 2007 Between Spark Networks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.1	Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(a)	First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(b)	Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(c)	Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(d)	Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s registration statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(e)	Fifth Amendment to Lease, dated February 22, 2006 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).

10.1(f)	Sixth Amendment to Lease, dated March 7, 2007 (incorporated by reference to Exhibit 10.1(f) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007).

Exhibit Number	Description of Exhibit

10.1(g)*	Seventh Amendment to Lease, dated November 27, 2007.

10.2	2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2(a)	Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.3	2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.3(a)	Form of Option Agreement for 2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.4	Warrant Agreement, dated December 30, 2004, between the Registrant and Europlay Capital Advisors LLC (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.5	Executive Employment Agreement, dated August 31, 2005, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.6(a)	Amendment No. 1, dated March 15, 2006, to the Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13(a) of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 2006).

10.6(b)	Amendment No. 2, dated November 27, 2006, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2006).

10.7	Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.8	Summary of Compensation for Non-Employee Board members (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006).

10.9	Executive Employment Agreement, dated February 12, 2007, between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.10	Consent to Assignment and Assumption of Standstill Agreement with Great Hill Equity Partners II (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.11	Amendments to 2000 and 2004 Option Schemes (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

Exhibit Number	Description of Exhibit

10.12	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.12(a)*	Schedule of Officers and Directors who entered into Indemnification Agreements effective July 9, 2007.

10.13	Employment Agreement dated July 2, 2007 between Spark Networks plc and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.14	2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.15	Form of Stock Option Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(A) of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.16	Form of Restricted Stock Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(B) of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.17	Form of Restricted Stock Unit Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(C) of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.18	Executive Employment Agreement dated May 16, 2007 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007).

10.19	Executive Employment Agreement executed November 27, 2007 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

10.20	Credit Agreement dated February 14, 2008 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

21.1*	List of subsidiaries.

23.1*	Consent of Ernst & Young

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 31, 2008.

SPARK NETWORKS, INC.

/s/ ADAM S. BERGER
Adam S. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ADAM S. BERGER Adam S. Berger	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2008

/s/ BRETT A. ZANE Brett A. Zane	Chief Financial Officer (Principal Accounting Officer)	March 31, 2008

/S/ JONATHAN B. BULKELEY Jonathan B. Bulkeley	Director	March 31, 2008

/s/ BENJAMIN DERHY Benjamin Derhy	Director	March 31, 2008

/s/ MICHAEL A. KUMIN Michael A. Kumin	Director	March 31, 2008

/s/ TOM G. STOCKHAM Tom G. Stockham	Director	March 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 27, 2008

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,796	$20,412
Marketable securities	200	196
Restricted cash	1,706	2,070
Accounts receivable, net of allowance of $14 and $0	1,433	1,200
Deferred tax asset—current	2,094	219
Prepaid expenses and other	1,289	1,509

Total current assets	15,518	25,606
Property and equipment, net	1,383	2,306
Goodwill net	18,358	19,236
Intangible assets, net	5,177	4,406
Deferred tax asset—non-current	3,106	19
Deposits and other assets	66	53

Total assets	$43,608	$51,626

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,585	$1,487
Accrued liabilities	5,529	4,985
Deferred revenue	4,140	4,051
Notes payable—current	21	1,314
Obligations under capital leases—current	—	43

Total current liabilities	11,275	11,880
Deferred tax liability	595	1,782
Obligations under capital leases—non-current	—	59
Other liabilities—non-current	830	—

Total liabilities	12,700	13,721
Shares subject to rescission	7,480	8,079
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Authorized capital stock consists of 100,000,000 Common Shares, $0.001 par value; issued and outstanding 26,132,789 at December 31, 2007 and 80,000,000 ordinary shares of 1p each; issued and outstanding 30,941,465 shares as of December 31, 2006, at stated values of:	26	517
Additional paid-in-capital	52,262	67,571
Accumulated other comprehensive income.	672	248
Accumulated deficit	(29,532)	(38,510)

Total shareholders’ equity	23,428	29,826

Total liabilities and shareholders’ equity	$43,608	$51,626

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net revenues	$65,218	$68,853	$65,511
Direct marketing expenses	21,095	24,574	24,411

Contribution	44,123	44,279	41,100
Operating expenses[1]:
Sales and marketing	3,626	2,890	2,661
Customer service	3,103	3,560	2,827
Technical operations	4,416	6,239	6,156
Development	4,249	4,766	5,194
General and administrative	21,848	18,923	23,935
Amortization of intangible assets other than goodwill	1,356	1,184	1,085
Impairment of long-lived assets	1,894	114	105

Total operating expenses	40,492	37,676	41,963

Operating income (loss)	3,631	6,603	(863)
Interest (income) and other expenses, net	(913)	(696)	711

Income (loss) before income taxes	4,544	7,299	(1,574)
Provision (benefit) for income taxes	(4,434)	736	(136)

Net income (loss)	$8,978	$6,563	$(1,438)

Net income (loss) per share—basic and diluted	$0.31	$0.21	$(0.06)

Weighted average shares outstanding—basic	29,218	30,580	26,105
Weighted average shares outstanding—diluted	29,250	31,248	26,105

1.	Prior period amounts have been reclassified to conform to current period presentation, and include share based compensation as follows:

Share Based Compensation	Years Ended December 31,
	2007	2006	2005
Sales and marketing	$884	$620	$329
Customer service	117	77	43
Technical operations	633	434	241
Development	534	437	239
General and administrative	3,153	2,299	1,865

Total share-based compensation	$5,321	$3,867	$2,717

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS

OF SHAREHOLDERS’ EQUITY

(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Deferred Share Compensation	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable from Employees	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2004	24,587	$401	$50,423	$(305)	$(13)	$(203)	$(43,635)	$6,668
Issuance of ordinary shares upon exercise of share options and warrants	5,304	79	8,356	—	—	—	—	8,435
Issuance of ordinary shares for acquisition	150	3	1,076	—	—	—	—	1,079
Issuance of ordinary shares for settlement	200	4	1,797	—	—	—	—	1,801
Unrealized gain on marketable securities	—	—	—	—	114	—	—	114
Foreign currency translation adjustment	—	—	—	—	(403)	—	—	(403)
Share-based compensation	—	—	2,412	305	—	—	—	2,717
Loans to employees	—	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	—	(1,438)	(1,438)

BALANCE, December 31, 2005	30,241	487	64,064	—	(302)	(82)	(45,073)	19,094
Issuance of ordinary shares upon exercise of share options and warrants	795	20	2,133	—	—	—	—	2,153
Reclasses to shares subject to rescission		12	(2,003)	—	—	—	—	(1,991)
Purchase of shares for retirement	(95)	(2)	(537)	—	—	—	—	(539)
Excess tax benefits from share-based comp			47					47
Unrealized gain on marketable securities	—	—	—	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	549	—	—	549
Share-based compensation	—	—	3,867		—	—	—	3,867
Loans to employees	—	—	—	—	—	82	—	82
Net income	—	—	—	—	—	—	6,563	6,563

BALANCE, December 31, 2006	30,941	517	67,571	—	248	—	(38,510)	29,826
Issuance of ordinary shares upon exercise of share options and warrants	580	6	1,713	—	—	—	—	1,719
Reclasses to shares subject to rescission		(9)	608	—	—	—	—	599
Purchase of shares for retirement	(5,388)	(54)	(23,401)	—	—	—	—	(23,455)
Excess tax benefits from share-based comp			(2)					(2)
Unrealized gain on marketable securities	—	—	—	—	7	—	—	7
Foreign currency translation adjustment	—	—	18	—	417	—	—	435
Share-based compensation	—	—	5,321	—	—	—	—	5,321
Reclassification for change in par value	—	(434)	434	—	—	—	—	—
Net income	—	—	—	—	—	—	8,978	8,978

BALANCE, December 31, 2007	26,133	$26	$52,262	$—	$672	$—	$(29,532)	$23,428

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$8,978	$6,563	$(1,438)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,040	4,152	4,709
Impairment goodwill, receivables, and long-lived assets	1,894	196	226
Share-based compensation	5,321	3,867	2,717
Non-current taxes payable and other	860	—	—
Foreign exchange gain on intercompany loan	(204)	—	—
Shares issued for legal settlement	—	—	97
Deferred tax liability	(6,150)	(82)	(106)
Imputed interest on notes payable	—	73	181
Gain (loss) from sale of marketable securities	—	—	107
Loss from investment in noncontrolled affiliate	—	(301)	68
Changes in operating assets and liabilities:
Accounts receivable	(330)	(170)	(291)
Advances to employees	—	—	19
Restricted cash	364	(943)	245
Prepaid expenses and other assets	265	117	22
Accounts payable and accrued liabilities	643	563	(3,668)
Deferred revenue	89	(941)	1,058

Net cash provided by (used in) operating activities	14,770	13,094	3,946

Cash flows from investing activities:
Sale of marketable securities	—	—	2,967
Sale of property and equipment	25	—	—
Purchases of property and equipment	(734)	(639)	(1,448)
Purchases of businesses and intangible assets	(2,620)	(2,300)	(1,778)
Sale of non-controlled affiliate	—	1,400	—

Net cash used in investing activities	(3,329)	(1,539)	(259)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	1,719	2,153	10,705
Purchase of shares for retirement	(23,455)	(539)	—
Principal payments of capital lease obligations	(102)	(23)	(173)
Excess tax benefits from share-based compensation	(2)	47	—
Principal payments of notes payable	(1,217)	(9,877)	(1,388)

Net cash (used in) provided by financing activities	(23,057)	(8,239)	9,144

Net increase in cash	(11,616)	3,316	12,831
Cash and cash equivalents at beginning of year	20,412	17,096	4,265

Cash and cash equivalents at end of year	$8,796	$20,412	$17,096

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$34	$42
Cash paid for income taxes	$1,665	$86	$—

Supplemental information of non-cash investing and financing activities:
Equipment capital lease financing	$—	$107	$—
MingleMatch, Inc. acquisition
Short-term notes payable issued	$—	$—	$10,000
Fair value of ordinary shares issued	$—	$—	$1,079
Accrued transaction costs	$—	$—	$165
Shares issued for legal settlement expensed in prior year	$—	$—	$1,793

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our reorganization on July 9, 2007 through a shareholder vote and court process in the United Kingdom known as a “Scheme of Arrangement”, the shares of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity (the “Company”), have traded on the American Stock Exchange and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Web sites and search and contact other individuals who have posted profiles.

Membership to the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company typically charges a subscription fee for varying subscription lengths (typically, one, three, six and twelve months) to members, allowing them to initiate communication with other members and subscribers utilizing the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

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

Effective September 24, 2007, the nature of the intercompany loan between the Company and its Israel subsidiary was changed from a long term investment to a loan which the Company expects to be settled. In compliance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gains and losses related to this loan are recorded as part of net income and excluded from accumulated other comprehensive income (loss). For the year ended December 31, 2007, the Company recorded a foreign exchange gain of approximately $204,000 related to the intercompany loan.

The results of the subsidiaries acquired in the current year have been incorporated in the financial results of the consolidated entity since the date of acquisition.

Reclassification

Certain prior year financial information has been reclassified to conform with current year classifications.

Revenue Recognition and Deferred Revenue

Substantially all of the Company’s revenues are derived from subscription fees. Revenues are presented net of credits and credit card chargebacks. The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 104, “Revenue Recognition.” Recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed and determinable, and collection is reasonably assured. Subscribers pay in advance, primarily by using a credit card, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight line method over the term of the subscription.

The Company also earns a small amount of revenue from advertising sales which totaled $536,000, $205,000, and $45,000 for the years ended December 31, 2007, 2006, and 2005 respectively. The Company records the revenue as it is earned. Advertising revenue is included in the total net revenues of each segment that generates advertising sales.

The Company derives a small amount of revenues from offline events. Revenues and the related expenses associated with these events are recognized at the conclusion of each event.

Direct Marketing Costs

Direct marketing costs are expensed as incurred. For the years ended December 31, 2007, 2006, and 2005 the Company incurred direct marketing costs amounting to approximately $21.1 million, $24.6 million, and $24.4 million respectively.

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

As of December 31, 2007, investment in marketable securities consists of government debt securities with maturities between five to ten years. The fair value of the available for sale securities approximates their carrying value (amortized cost). Unrealized gains and losses were immaterial.

Restricted Cash

The credit card processors the Company uses, regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2007 and 2006, the Company had $1.7 million and $2.1 million in restricted cash, respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for membership fees pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company records a reserve based on historical chargeback levels experienced over the preceding three-month period and reviews its accounts receivable from advertisers on a monthly basis. The allowance for doubtful accounts as of December 31, 2007 and 2006 was $14,000, and $0, respectively. The chargeback reserve as of December 31, 2007 and 2006 was approximately $15,000 and $26,000, respectively.

Prepaid Advertising Expenses

In certain circumstances, the Company pays in advance for Internet based advertising on other contracted Web sites, and expenses the prepaid amounts over the contract periods as the contracted Web site delivers on their commitment. The Company evaluates the realization of prepaid amounts at each reporting period, and expenses prepaid amounts upon delivery of services or if it determines that the contracted Web site will be unable to deliver on its commitment.

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

Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2007	2006	2005
Capitalized	$152	$—	$350
Expensed	$290	$447	$595
Unamortized Balance	$215	$353	$800

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss, if any, reflected in the Company’s results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions and had been amortized over a five year period using the straightline method until 2001. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which no longer requires the periodic amortization of goodwill. As of December 31, 2007 and 2006, the Company had unamortized goodwill of approximately $18.4 million and $19.2 million respectively. In the first quarter of 2007, the Company recorded $1.9 million in impairment expense related to the removal of the book carrying value of goodwill under SFAS 142 related to AmericanSingles. The remaining Goodwill has been tested for impairment under the provisions of SFAS No. 142 and these tests indicated that there was no impairment.

Intangible Assets

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised mainly of purchased member and subscriber databases, domain names, and acquired technologies. Domain names were determined to have indefinite useful lives, thus, they are not amortized. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives.

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

In assessing the potential realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s tax loss carry-forwards remain deductible.

The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The Company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, the Company regularly assesses its tax position for such matters and, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. To the extent reserves are recorded, they will be utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. The Company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.

Direct Marketing

The Company’s direct marketing expenses consist primarily of amounts the Company pays for advertising in order to generate traffic to its Web sites. These advertising costs are primarily online advertising and are directly attributable to the revenues received from paying subscribers.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to salaries for sales and marketing personnel and other associated costs such as business development, public relations, and expenses related to the Company’s travel and events business.

Customer Service

The Company’s customer service expenses relate primarily to the personnel costs associated with operating the member service center, as well as depreciation expense for customer service related assets.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Technical Operations

The Company’s technical operations expenses relate primarily to the personnel costs and systems necessary to support its network, Internet connectivity and other data and communication requirements. Also included is depreciation expense for technical operations related assets.

Development

The Company’s development expenses relate primarily to development, enhancement and maintenance of its Web sites and services and depreciation expense for development related assets.

General and Administrative

The Company’s general and administrative expenses relate primarily to corporate personnel-related costs, professional fees, occupancy, credit card collection fees, depreciation and other overhead costs.

Share-based Compensation

Prior to July 1, 2005, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Effective July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R.

At December 31, 2007, the Company had three share-based employee compensation plans, which are described more fully in Note 9 of these consolidated financial statements. Prior to July 1, 2005, The Company accounted for option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Only share-based employee compensation related to variable accounting (as discussed in Note 9, Shareholders’ Equity) was recognized in the Company’s Statements of Operations for the six month period ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying ordinary share on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Prior to our adoption of Statement 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2007 and 2006, the Company recognized cash outflows of approximately $2,000 and cash inflows of approximately $47,000, respectively related to tax provision or benefit from share-based compensation.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 in 2005 to options granted under its share option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Year Ended December 31, 2005
Net loss as reported	$(1,438)
Add: SFAS 123 (R) share based employee compensation expense included in reported net income, net of related tax effects	2,717
Add: share based employee compensation expense recorded in the accompanying consolidated statements of operations Pre-SFAS 123 (R)	(30)
Deduct: Total share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,460)

Pro forma net loss	$(4,211)

Loss Per Share
As reported—basic and diluted	$(0.06)
Pro forma—basic and diluted	$(0.16)

Note that the above pro forma disclosures are provided for 2005 because employee share options were not accounted for using the fair-value method during the first six months of 2005.

In accordance with Statement 123, the fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for those options granted prior to July 1, 2005. The following assumptions were used to determine fair value:

Six Months Ended June 30, 2005
Expected life in years	4
Dividend per share	—
Volatility	76.2%
Risk-free interest rate	3.5%

Prospective compensation has been recalculated using a Black-Scholes option-pricing model with the following variables

	Periods Prior to June 30, 2006	Periods After June 30, 2006	Periods After December 31, 2006
Expected life in years	4.56	4.56	4.56
Dividend per share	—	—	—
Volatility	75%	45%	45%
Risk-free interest rate	3.5%	4.5%	4.0%

In accordance with Statement 123(R), the Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2007,

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 and the six month period ending December 31, 2005, there were three groups of employees whose behavior was significantly different from each other, therefore, the Company estimated different forfeiture rates for each group.

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

The expected term of options granted was derived by averaging the vesting term with the contractual term and the risk free rate was based on the then current rates for the term of the options.

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

	Years Ended December 31, (in thousands)
	2007	2006	2005
Net income (loss)	$8,978	$6,563	$(1,438)
Changes in unrealized gains/losses in available for sale securities	7	1	114
Foreign currency translation adjustment	417	549	(403)

Total accumulated comprehensive income (loss)	$9,402	$7,113	$(1,727)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Years Ended December 31, (in thousands)
	2007	2006	2005
Loss (gain) on marketable securities	9	2	1
Foreign currency translation adjustment	663	246	(303)

Total comprehensive (loss)	$672	$248	$(302)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and obligations under capital leases are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by SFAS 123(R).

The effect of share options and warrants on diluted weighted average shares outstanding has been excluded from the calculation of income (loss) per share for years ended December 31, 2005 because it would have been antidilutive. Had the Company’s net income been positive for the year ended December 31, 2005, the weighted average shares outstanding for the diluted earnings per share calculation would have been approximately 26.7 million, using the treasury stock method as adjusted under SFAS 123 (R) for 2005. As seen in the chart below, diluted earnings per share is calculated only for those periods having income since diluting a loss is prohibited under generally accepted accounting principles (in thousands except earnings per share).

	For the Year Ended December 31
	2007	2006	2005
Income Per Common Share—Basic
Net income (loss) applicable to common shares	$8,978	$6,563	$(1,438)
Weighted average shares outstanding-basic	29,218	30,580	26,105

Basic Earnings (Loss) Per Share	$0.31	$0.21	$(0.06)

Income Per Common Share—Diluted
Net income (loss) applicable to common shares	$8,978	$6,563	$(1,438)
Weighted average shares outstanding-basic	29,218	30,580	26,105
Dilutive options using the treasury stock method	32	534	na
Dilutive warrants using the treasury stock method	—	134	na

Weighted average shares outstanding-diluted	29,250	31,248	26,105

Diluted earnings (loss) per share	$0.31	$0.21	$(0.06)

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

The Company estimates the amount of chargebacks that will occur in future periods to offset current revenue. The Company’s revenue is collected through online credit card transactions. As such, the Company is subject to revenue reversals or “chargebacks” by consumers generally up to 90 days subsequent to the original sale date. The Company accrues chargebacks based on historical trends relative to sales levels by web site. Fines are levied by the major credit card companies when chargeback expense exceeds certain thresholds. The Company estimates fines based on discussions with the merchant processing companies combined with standard fine schedules provided by the major credit card companies.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position of February 8, 2008 delayed the effective date of SFAS 157 for non-financial assets and liabilities. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements and we cannot assess the impact of SFAS 157 at this date.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Income Taxes

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Income (loss) before income taxes
U.S	$3,379	$6,954	$(2,162)
Foreign	1,165	345	588

	$4,544	$7,299	$(1,574)

	Year Ended December 31,
	2007	2006	2005
Income tax expense/(benefit)
Current
Federal	$1,313	$3,327	$61
State	55	130	11
Foreign	348	—	—

	1,716	3,457	72

Deferred
Federal	3,694	(862)	(416)
State	1,383	731	(82)
Foreign	315	97	167

	5,392	(34)	(331)

Valuation Allowance	(11,542)	(2,687)	123

	$(4,434)	$736	$(136)

	Year Ended December 31,
	2007	2006	2005
Reconciliation of Effective Income Tax Rate:
Provision on earnings at federal statutory rate	35.0%	35.0%	(35.0)%
State tax provision, net of federal benefit	17.8	8.1	(2.9)
Litigation and audit settlements	—	1.8	—
Nondeductible expenses	86.7	1.1	24.0
Tax Reserves	16.7	—	—
Foreign tax rate differential	5.6	0.6	(2.5)
Valuation allowance	(254.1)	(37.6)	7.8
Other	(5.4)	1.0	—

Total provision (benefit) for income taxes	(97.6)%	10.0%	(8.6)%

Although prior to July 9, 2007, the Company was incorporated as a public limited company in the United Kingdom, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate to reconcile to its reported income tax rate.

The Company’s effective tax rate was also impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiary, the Company takes the position that the earnings of the

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign subsidiary are permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company has not calculated the amount of the deferred tax liability that would result from such repatriation as such determination is not practicable.

The components of the deferred income tax asset/(liability) for the periods presented are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net operating loss carry-forward	$2,964	$16,255	$18,850
Depreciation and amortization	190	2,220	2,348
Compensation accruals	1,862	2,925	1,476
Accruals and reserves	155	—	1,491
State taxes	—	(1,408)	(1,600)
Gain/(Loss) on disposal of assets	—	(289)	(73)
Excess capital loss over capital gain	56	664	605
Credits	545	364	204
Other	417	190	171

Total before valuation allowance	6,189	20,921	23,472
Less: Valuation allowance	(572)	(20,683)	(23,369)

Total deferred income tax asset	5,617	238	103

Deferred income tax (liabilities)
Other	(1,012)	(215)	(215)
Accruals and reserves	—	(579)	—
Amortization	—	(988)	(1,502)

Total deferred income tax liability	(1,012)	(1,782)	(1,717)

Total net deferred income tax	$4,605	$(1,544)	$(1,614)

A valuation allowance of approximately $20.7 million had been established against the Company’s deferred tax assets at December 31, 2006. As of December 31, 2007, the Company believed it is more likely than not that it will be able to realize the majority of its deferred tax asset through expected future taxable profits, and released a significant portion of its valuation allowance, of which approximately $11.5 million was recognized as an income tax benefit.

The valuation reserve also decreased by approximately $8.6 million, primarily as a result of the decrease to the deferred tax asset relating to excess tax benefits associated with the exercise of stock options embedded in net operating loss carryforwards as explained below.

Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax assets at December 31, 2007 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily the Company’s projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $41.0 million and $34.2 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2018 through 2024 for federal purposes and in 2012 through 2014 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

Of the net operating losses available, approximately $1.5 million for federal purposes are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available net operating losses do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future.

As a result of the adoption of SFAS No. 123(R) the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards (“NOL”) resulting from excess tax benefits. As of December 31, 2007, deferred tax assets do not include approximately $13.4 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards.

Accordingly, additional paid in capital will be increased up to an additional $13.4 million if and when such excess tax benefits are realized.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Total
Balance at January 1, 2007 (in thousands)	$—
Additions based on tax positions related to the current year	830
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$830

Included in the unrecognized tax benefits of approximately $830,000 at December 31, 2007 was $760,000 of tax benefits that, if recognized, would reduce our annual effective tax rate.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

As of December 31, 2007, the Company has no accrual for interest and penalties on unrecognized tax benefits. The Company does not expect any significant decreases to its unrecognized tax benefit within the next 12 months.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2004; state and local income tax examinations before 2003; and foreign income tax examinations before 2003. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under Internal Revenue Service (“IRS”) tax examination. The Company is not currently under examination by any other state, local or foreign jurisdictions.

3. Acquisitions of Businesses

Kizmeet

On October 22, 2007, the Company entered into an agreement to purchase the stock of Kizmeet.com a free, ad-supported, missed connections web site. Since the majority of the purchase was related to the domain name, the company recorded the entire purchase price of $360,000, ($300,000 cash and $60,000 hold-back to be paid on the first anniversary of the closing) as a domain name subject to annual impairment testing under SFAS 142. Kizmeet complements our current advertising offering and extends our reach with a service that caters to a different audience than our traditional online personals communities.

HurryDate Asset Acquisition

On February 1, 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million, of which $2.0 million was paid at close in cash. In addition, subject to certain conditions in the purchase agreement, the Company would also pay additional consideration based on an earn-out based upon the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. In the second quarter of 2007, the Company paid the remaining $250,000 of the initial cash consideration. On October 17, 2007, the Company entered into a letter agreement with the sellers and agreed that the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts when paid would be an increase to the goodwill recorded for this acquisition. These amounts assume that the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. The purchase of HurryDate expands the Company’s offline presence and solidifies its position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds. Of the $2.2 million of acquired intangible assets, $490,000 was preliminarily assigned to member databases and will be amortized over three years, $50,000 was preliminarily assigned to subscriber databases which will be amortized over five months, $800,000 was preliminarily assigned to developed software which will be amortized over five years, $360,000 was preliminarily assigned to domain names which are not subject to amortization, and $480,000 was preliminarily assigned to goodwill which is expected to be deductible for tax purposes.

Stu and Lew Productions

On December 7, 2006 the Company acquired the assets of Stu and Lew Productions, creator of “Schmooz-a-Palooza”, an annual event held in December, for $50,000. The Company believes the acquisition further strengthens JDate’s offline presence and solidifies its connection to Jewish singles, most notably in the Los Angeles market.

LDSSingles

On May 5, 2006 the Company completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online singles community, for total consideration of $2.3 million, of which $2.0 million was

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid at close in cash and the remaining $300,000 was paid in cash on the one year anniversary of the acquisition, net of liabilities which arose during the hold-back period of approximately $100,000. The results of LDSSingles operations have been included in the consolidated financial statements since that date. The Company believes that its acquisition of LDSSingles has strengthened its market share related to the religious online singles niche. Of the $2.2 million of acquired intangible assets, $170,000 was assigned to member databases and will be amortized over five years, $140,000 was assigned to subscriber databases which will be amortized over six months, $200,000 was assigned to developed software which will be amortized over two years and $250,000 was assigned to domain names which are not subject to amortization and $1.4 million was preliminarily assigned to goodwill.

For all acquired entities, the operating results of the acquired entity have been incorporated in consolidated results since the date of acquisition.

4. Property and Equipment

Property and equipment consists of the following (amounts in thousands):

(in thousands)	As of December 31,
	2007	2006
Computer equipment	$4,674	$5,286
Computer software	6,435	7,768
Furniture, fixtures, and equipment	1,632	702
Leasehold improvements	484	469

	13,225	14,225
Less: Accumulated depreciation	(11,842)	(11,919)

	$1,383	$2,306

Depreciation expense, including equipment under capital leases, for the years ended December 31, 2007, 2006, and 2005, was $1.7 million, $3.0 million, and $3.6 million, respectively, and is calculated on the straight-line basis over three years.

Computer equipment includes $0 and $107,000 of assets purchased under capital leases for the years ended December 31, 2007 and 2006, respectively.

5. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Under the provisions of SFAS No. 142, amortization of goodwill ceased and the remaining book value is tested for impairment at least annually at the reporting unit level using a two step impairment test. In the first quarter of 2007, the Company analyzed its AmericanSingles business and based upon historical performance and management expectations, it recorded an impairment of $1.9 million which represented the entire amount of goodwill remaining for AmericanSingles. At the end of 2007, the Company performed a full evaluation under SFAS 142 and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. No impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount. Goodwill of $18.4 million as of December 31, 2007 and $19.2 million as of December 31, 2006 is mainly related to the purchase of Pointmatch in January of 2004, MingleMatch, Inc. in May 2005, LDSSingles in May 2006 and HurryDate in February 2007. Finite-lived intangible assets consist of

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased databases and technologies, and are amortized over the expected periods of benefits (three years for member databases, three months for subscriber databases and five years for technologies). Indefinite-lived intangible assets consist of purchased domain names and, in accordance with the provisions of SFAS No. 142, are not amortized. Intangible assets consists of the following (amounts in thousands):

(in thousands)	As of December 31, 2007		As of December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Member databases	$3,448	$2,847	$3,064	$1,803
Subscriber databases	713	560	510	510
Purchased technologies	1,260	451	405	137
Domain names	3,614	—	2,877	—

	$9,035	$3,858	$6,856	$2,450

Amortization expense for finite-lived intangible assets for the year ended December 31, 2007, 2006, and 2005 was $1,400,000, $1,200,000, and $1,100,000, respectively. Amortization expense is expected to be $765,000 for the year ending December 31, 2008, and $400,000, $223,000, $172,000 and $4,000 in 2009, 2010, 2011 and 2012 respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(in thousands)
Advertising	$1,849	$1,776
Loss contingencies	—	376
Taxes payable	68	770
Accrued compensation	1,993	713
Other accrued liabilities	1,619	1,350

Total	$5,529	$4,985

7. Obligations under Capital Leases

In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009. In the first quarter of 2007, the Company paid off the entire amount of the lease obligation.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Notes Payable

In May 2005, the Company issued five short term promissory notes in connection with the MingleMatch acquisition, in the cumulative face value amount of ten million dollars with a computed principal of $9.7 million after imputed interest and discount of $253,000, computed at a 3.08% interest rate. The discount was amortized over the term of the notes and recognized as interest expense. The notes did not bear actual interest if paid on the due date of each note. All of the notes except for the one dated May 31, 2006 in the amount of $1,350,000 were subject to a 75% acceleration clause in the event of an initial public offering prior to the due date of the note. The notes were as follows:

Paid on October 31, 2005	$1,000,000
Paid on January 10, 2006	$2,000,000
Paid on March 31, 2006	$3,000,000
Paid on May 31, 2006	$2,650,000
Paid on May 31, 2006	$1,350,000

In September 2004, the Company issued a promissory note in the amount of $1.7 million as a final settlement for a lawsuit. The note bore simple interest at the rate of 2.75% per year and was payable in installments, excluding accrued interest, on (i) September 15, 2005 in the amount of $400,000 (paid); (ii) September 15, 2006 in the amount of $400,000 (paid); and (iii) September 15, 2007 in the amount of $900,000(paid).

9. Shareholders’ Equity

Stock Repurchase Program

For the year ended December 31, 2007 and from November 22, 2006 to December 31, 2006, the Company repurchased 5.4 million and 95,000 shares, respectively, at weighted average prices of $4.35 and $5.70, respectively. All shares repurchased have been cancelled.

Warrants

In August 2003, the Company agreed to issue warrants to consultants to subscribe for up to 1,000,000 shares of the Company’s ordinary shares at an exercise price of $2.50 per share. Of these warrants, 500,000 vested immediately and were exercisable and non-forfeitable; however, a warrant certificate was never issued yet the warrants were treated as issued and outstanding in our financial statements. The Company recorded expense of approximately $1.1 million in 2003, related to the 500,000 vested warrants. In December 2004, the Company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, the Company issued a warrant certificate for 750,000 shares. Prior to the vesting of the 250,000 warrants in December 2004, the Company treated the 500,000 unvested warrants as variable and, accordingly, recorded expenses in 2004 and 2003 of approximately $914,000 and $505,000, respectively. Because the warrants fully vested in December 2004, a final valuation and related expense was recorded in 2004 in the amount of $955,000. Since the Company was accounting for the warrants using variable accounting, the accounting modification resulting from the acceleration of the 250,000 warrants was insignificant, and the cancellation of the remaining 250,000 warrants resulted in reversing previously recognized expense in the amount of $710,000. As a result of the December 2004 vesting, the Company is no longer required to recognize an increase or decrease in compensation expense based on the then fair value of such warrants. 220,000 210,000 and 320,000 warrants were exercised in 2007, 2006 and 2005 respectively. As of December 31, 2007 all warrants were exercised.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Equity Incentive Plans

As of July 9, 2007 pursuant to the completion of the Scheme of Arrangement the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) authorizing and reserving 2.5 million options. Prior to the Company’s incorporation and Scheme of Arrangements, Spark Networks plc had two share Option Plans, the MatchNet plc 2000 Executive Share Option Plan (the “2000 Plan”) and Spark Networks plc 2004 Share Option Plan (the “2004 Plan”). As of July 9, 2007, no further options will be granted under the 2000 Plan or the 2004 Plan, however, pursuant to the provisions of the 2004 Plan and 2000 Plan, all outstanding options previously granted under such plans continue in full force and effect.

Awards under the 2007 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

The Compensation Committee may grant to a participant an award. The terms and conditions of the award, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Compensation Committee.

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

As of December 31, 2007, total unrecognized compensation cost related to non-vested stock options was $7.0 million. This cost is expected to be recognized over a weighted-average period of 4 years. The following table describes option activity for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Granted, weighted average fair value per share	$2.23	$3.42
Exercised, weighted average intrinsic value per share	$0.83	$2.40

Information relating to outstanding share options is as follows, (in thousands):

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	4,703	$5.58
Granted	1,078	6.30
Exercised	(671)	3.14
Expired	(389)	—
Cancelled	(1,183)	7.51

Outstanding at December 31, 2006	3,538	$5.98
Granted	2,563	5.34
Exercised	(456)	3.84
Expired	(326)	—
Cancelled	(1,002)	7.51

Outstanding at December 31, 2007	4,317	$5.98

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Range Summary

As of December 31, 2007

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.18 - $11.62	1,106	4	$9.44	812	$8.18
$5.18 - $7.17	2,437	7	$5.09	188	$5.63
$1.00 - $5.17	774	5	$4.13	238	$3.77

Weighted Average	4,317	6	$5.98	1,238	$6.95	$335

As of December 31, 2006

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.15 - $10.37	1,082	4	$8.33	537	$8.62
$5.44 - $6.89	1,333	5	$6.23	356	$6.49
$0.98 - $4.17	1,123	2	$3.74	499	$3.30

Weighted Average	3,538	4	$5.98	1,392	$6.17	$1,002

Options granted prior to 2006, were priced in foreign currency, weighted average price per share calculations are impacted by foreign currency exchange fluctuations.

Significant Modifications

In the first quarter of 2007, the board of directors approved the acceleration of vesting and extension of term for options granted to our former CEO. The Company recognized incremental expense of $394,000 related to this action in 2007.

Shares Subject to Rescission

Under our 2000 Executive Share Option Scheme (“2000 Option Scheme”), the Company granted options to purchase ordinary shares to certain of its employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Option Scheme may not have been exempt from registration and qualification under federal and California state securities laws, and as a result, the Company may have potential liability to those employees, directors and consultants to whom we issued securities upon the exercise of these options. In order to address that issue, the Company may elect to make a rescission offer to those persons who exercised all, or a portion, of those options and continue to hold the shares issued upon exercise, to give them the opportunity to rescind the issuance of those shares.

As of December 31, 2007, assuming every eligible person that continues to hold the securities issued upon exercise of options granted under the 2000 Option Scheme were to accept a rescission offer, the Company estimates the total cost to complete the rescission for such issued securities would be approximately $6.6 million, excluding statutory interest, and $7.5 million including statutory interest at 7% per annum, accrued since the date

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of exercise of the options. The rescission acquisition price is calculated as equal to the original exercise price paid by the optionee to the Company upon exercise of their option.

The Company accounts for shares which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments are outside the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and its related interpretations. Under the SEC’s interpretation of generally accepted accounting principles, reporting such claims outside of shareholders’ equity is required, regardless of how remote the redemption event may be. Thus, the Company has reported $7.5 million as shares subject to rescission in the accompanying December 31, 2007 consolidated balance sheet.

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

As of December 31, 2007, assuming every eligible holder of unexercised options were to accept a rescission offer, we estimate the total cost to us to complete the rescission for the unexercised options would be approximately $280,000, excluding statutory interest at 7% per annum. This amount reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the option.

Stockholder Rights Plan

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

10. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2007, 2006, and 2005 were approximately $249,000, $316,000 and $343,000, respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment Information

In accordance with Financial Accounting Standard No. 131, the Company’s financial reporting includes detailed data on four separate operating segments. During the third quarter, the Company changed its financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label websites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label websites; Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other websites and businesses. The change, in compliance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is a result of the change to the Company’s overall revenue mix. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business. Information for our segments is as follows (in thousands):

	Years Ended December 31
	2007	2006	2005
Net Revenues
Jewish Networks	$33,624	$32,213	$29,500
General Market Networks	15,707	25,446	31,710
Other Affinity Networks	13,314	9,724	2,766
Offline and Other Businesses	2,573	1,470	1,535

Total Net Revenues	$65,218	$68,853	$65,511

Direct Marketing Expenses
Jewish Networks	$3,281	$4,544	$3,929
General Market Networks	8,462	13,711	17,759
Other Affinity Networks	7,828	4,952	1,367
Offline and Other Businesses	1,524	1,367	1,356

Total Direct Marketing Expenses	$21,095	$24,574	$24,411

Contribution
Jewish Networks	$30,343	$27,669	$25,571
General Market Networks	7,245	11,735	13,951
Other Affinity Networks	5,486	4,772	1,399
Offline and Other Businesses	1,049	103	179

Total Contribution	$44,123	$44,279	$41,100

Unallocated Operating Expenses	40,492	37,676	41,963

Operating income (loss)	$3,631	$6,603	$(863)

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates several international Web sites, however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenues represent sales generated outside the U.S. where the Company has its principal operations. Net revenues and identifiable assets by geographical area are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net Revenues
United States	$60,483	$64,941	$61,973
Israel	4,735	3,912	3,538

Total	$65,218	$68,853	$65,511

Non-Current Assets
United States	$18,611	$20,237
Israel	6,374	5,783

Total	$24,985	$26,020

12. Commitments and Contingencies

Operating Leases

The Company leases its office facilities under operating lease agreements effective through July 2011, providing for annual minimum lease payments as follows (amounts in thousands):

Year Ending
2008	$960
2009	879
2010	913
2011	611
2012	53

Total	$3,416

Rental expense under noncancelable operating leases with scheduled rent increases or free rent is accounted for on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense.

The Company recognized rent expense under operating leases of $1,535,000, $1,066,000, and $847,000 for the years ended December 31, 2007, 2006, and 2005 respectively.

Other Commitments and Obligations

The Company has other commitments and obligations consisting of, legal settlements and contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $1.3 million for less than one year and $1.7 million between one and three years. Contracts with other service providers are for 30 day terms or less.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

Jason Adelman, etc., et al., v. Matchnet plc, etc., et al

On November 14, 2003, Jason Adelman filed a nationwide class action complaint against the Company in the Los Angeles County Superior Court based on an alleged violation of California Civil Code section 1694 et seq., which regulates businesses that provide dating services. The complaint included allegations that the Company is a dating service as defined by the applicable statutes and, as an alleged dating service, the Company is required to provide language in its contracts that allows (i) members to rescind their contracts within three days, (ii) reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (iii) members to cancel their contracts in the event of disability or relocation. Causes of action include breach of applicable state law, fraudulent and deceptive business practices, breach of contract and unjust enrichment.

On August 8, 2006, the Court granted the Company’s application to bifurcate the Adelman trial of the issue of actual injury or damages and set the trial for August 17, 2006 (the “Bifurcated Damages Trial”). The Court determined at the Bifurcated Damages Trial that Adelman did not suffer any actual injury or damages, Adelman’s claims were dismissed, and a judgment was entered to award attorneys’ fees and costs to the Company. On January 31, 2007, the Court awarded the Company $50,000 in legal fees. Adelman has filed an appeal seeking to vacate the judgment. In addition, the Company has filed an appeal of the attorneys’ fees award in order to seek an award of all of the attorneys’ fees incurred in this matter. Although the Company agrees that the Court properly granted the Attorneys’ Fees Motion, the Company believes that the Court should have awarded attorneys’ fees to the Company in the full amount requested, approximately $390,000, and not the amount actually awarded, $50,000. Adelman has cross-appealed in attempt to vacate the attorneys’ fees award entirely. The Appellate Court heard oral argument on February 19, 2008. On March 20, 2008, the Appellate Court issued an Order Vacating Submission in response to a letter dated March 17, 2008 from the Court of Appeals in which the Court has asked to be briefed on certain additional issues.

Dinolfo v. Spark Networks plc

On February 27, 2007, Kenneth J. Dinolfo initiated an action, Dinolfo v. Spark Networks plc, in New Jersey Superior Court in Essex County. Mr. Dinolfo alleged claims for violations of his privacy and misappropriation of his likeness under common law and California and New Jersey statutes and sought compensatory and statutory damages and attorneys’ fees. The action was removed to the U.S. District Court for the District of New Jersey on April 18, 2007. On May 9, 2007, the Company filed a motion to dismiss or transfer the action for improper venue. On June 28, 2007, the U.S. District Court entered an order granting the motion and transferred the matter to the United States District Court for the Central District of California. On October 25, 2007, the Company filed a Motion to Dismiss the Complaint which was heard on November 19, 2007 and converted to a Motion for Summary Judgment. The Court requested further briefing from Mr. Dinolfo on issues pertinent to the Motion and set a submission deadline of January 2, 2008. On December 12, 2007, the Company and Mr. Dinolfo entered into a confidential settlement agreement. On December 28, 2007, the Court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.

Ami Shafrir v. Spark Networks, plc.

On April 30, 2007, Ami Shafrir initiated an action, Ami Shafrir v. Spark Networks, plc., in the Superior Court in the State of California alleging claims for breach of written agreement, breach of oral agreement, wages and quantum meruit. The Company filed a demurrer and motion to strike with regard to the claims for breach of oral agreement, wages and quantum meruit. The demurrer and motion to strike were set to be heard on July 12, 2007. Prior to the hearing, Shafrir filed a first amended complaint which did not include the cause of action for breach

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of oral agreement. The Company re-filed its motion to strike which was granted on August 24, 2007. On September 7, Shafrir filed his Second Amended Complaint. The Company answered that Complaint on September 14, 2007. A Case Management Conference was held on September 17, 2007, at which time the Court ordered the parties to mediation. On February 29, 2008, the Company and Mr. Shafrir entered into a confidential settlement agreement and on March 3, 2008, the court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.

Spark Network Services, Inc. v. Match.com, LP, eHarmony.com, Inc., Various, Inc., True Beginnings, LLC, Perfect Match LLC, Plentyoffish Media, Inc. and Spark Networks, Inc.

In the above-identified litigation, plaintiff Spark Network Services, Inc. has asserted in an Amended Complaint that the Company has infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” The Company has filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was stayed on February 21, 2008.

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

13. Related Party Transactions

In 2004, the Company entered into an agreement with Efficient Frontier, a provider of online marketing optimization services to procure and manage a portion of our online paid search and keyword procurement efforts. The Chief Executive Officer of Efficient Frontier is Ms. Ellen Siminoff, who is the wife of our former Chairman and Chief Executive Officer, David E. Siminoff. The Company paid approximately $203,000, $396,000 and $335,000 to Efficient Frontier in 2007, 2006 and 2005, respectively.

The Company had entered into a confidentiality agreement dated October 14, 2005 with Great Hill Equity Partners II (the “Shareholder”) that contained a provision (the “Standstill Provision”) pursuant to which the Shareholder agreed not to, among other things, directly or indirectly acquire, offer to acquire, or propose to acquire more than 2% of any class of the Company’s securities or rights to acquire more than 2% of any class of the Company’s securities for a period of one year from the date of the confidentiality agreement without the Company’s prior written consent. On December 1, 2005, the Company and the Shareholder entered into a standstill agreement (the “Standstill Agreement”) pursuant to which the Company waived the Standstill Provision and the Shareholder agreed that its ability to increase its beneficial ownership of the Company’s securities would be subject to the terms and conditions of the Standstill Agreement, which has a term of five years unless terminated earlier by agreement of the parties. Pursuant to the Standstill Agreement, the Shareholder agreed that it would not acquire or seek to acquire beneficial ownership of any voting securities of the Company (or rights to acquire any class of securities of the Company or any subsidiary thereof) or participate in any tender,

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (i) prior to giving effect thereto, the Shareholder Group beneficially owns less than 60% of Total Voting Power and (ii) after giving effect, the Shareholder Group would beneficially own more than 29.9% of Total Voting Power. Notwithstanding the foregoing, the Shareholder Group, would not be deemed to beneficially own any voting securities owned by another person if the sole reason is being a member of a group with such person and there are no other indicia of beneficial ownership of such securities that are attributable to the Shareholder Group. The provisions of the Standstill Agreement do not apply to (i) repurchases, redemptions, a rights issue, recapitalizations and consolidation or a share capital reduction by the Company, and (ii) offers to acquire securities by the Shareholder Group to all of the holders of voting securities of the Company.

14. Quarterly Results of Operations (unaudited)

The following tables present the Company’s quarterly results of operations and should be read in conjunction with the consolidated financial statements and related notes. The Company has prepared the unaudited information on substantially the same basis as our audited consolidated financial statements which, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for the presentation of the results of operations for such periods. You should also keep in mind, as you read the following tables, that the Company’s operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended (1)
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Consolidated Statement of Income Data:
Net sales	$16,014	$15,768	$16,616	$16,820	$17,237	$17,506	$17,305	$16,805
Gross profit	11,196	11,692	11,172	10,063	11,013	11,603	10,515	11,148

Operating expenses
Sales and marketing	1,014	914	865	833	632	723	705	830
Customer service	663	737	861	842	897	847	904	912
Technical operations	1,012	1,038	1,180	1,186	1,211	1,409	1,825	1,794
Development	1,031	1,097	975	1,146	1,102	1,044	1,392	1,228
General and administrative	5,529	5,618	5,223	5,478	4,047	4,512	5,147	5,217
Amortization	328	330	354	344	300	290	355	239
Impairment of goodwill	—	—	—	1,894	114	—	—	—

Total operating expenses	9,577	9,734	9,458	11,723	8,303	8,825	10,328	10,220

Income (loss) from operations	1,619	1,958	1,714	(1,660)	2,710	2,778	187	928
Income (loss) before income taxes	1,896	2,092	2,011	(1,455)	3,232	2,858	320	889
Provision (benefit) for income taxes	(4,701)	245	95	(73)	531	34	(8)	179

Net income (loss)	$6,597	$1,847	$1,916	$(1,382)	$2,701	$2,824	$328	$710

Basic net income (loss) per share	$0.25	$0.06	$0.06	$(0.04)	$0.09	$0.09	$0.01	$0.02
Diluted net income (loss) per share	$0.25	$0.06	$0.06	$(0.04)	$0.09	$0.09	$0.01	$0.02
Shares used in computation of basic net income (loss) per share	26,578	28,803	30,677	30,868	30,945	30,741	30,359	30,266
Shares used in computation of diluted net income (loss) per share	26,601	28,825	30,904	30,868	31,320	31,271	30,875	31,258

(1)	Certain financial information for prior periods has been reclassified to conform to the 2007 periods’ presentation.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the purpose of this and all future filings, prior period classification of share-based compensation was reclassified to conform to current period classification.

During the audit of the December 31, 2007 year-end financial statements the Company determined that the lattice options pricing model that it was using to calculate share-based compensation expense was returning fair values that were significantly lower than its expectations. Because the lattice option pricing model the Company was using was not generating the results representative of a typical lattice option pricing model, the Company decided that a new option pricing model was required. Since the Company’s options are “plain vanilla” and are based solely on employee performance, and due to the greater number of subjective variables that are inherent in the lattice options pricing model versus the Black-Scholes options pricing model, as well as the greater propensity for human error involved in setting up and maintaining the lattice options pricing model, the Company decided to use the Black-Scholes option pricing model.

The Company recalculated every grant and option modification since July 2005 using the Black-Scholes options pricing model and recorded a cumulative adjustment of $325,000 for the years ending December 31, 2007, 2006 and 2005. This cumulative adjustment was inclusive of the correction of an error in the Company’s calculation of expenses associated with the vesting and extension of the options of our former Chief Executive Officer in the first quarter of 2007.

The following quarterly information reflects the 123(R) adjustments associated with the transition from the lattice options pricing model to the Black-Scholes options pricing model:

Consolidated Income Data	For the Three Months Ended
	March 31, 2007			June 30, 2007			September 30, 2007
	As Reported in the 10Q	As Reported in the 10-K	Diff	As Reported in the 10Q	As Reported in the 10-K	Diff	As Reported in the 10Q	As Reported in the 10-K	Diff
Total Operating Expenses	$12,309	$11,723	$(586)	$9,299	$9,458	$159	$9,559	$9,734	$175
Operating Income (Loss)	(2,246)	(1,660)	(586)	1,873	1,714	159	2,133	1,958	175
Pre-tax income (loss)	(2,041)	(1,455)	(586)	2,170	2,011	159	2,267	2,092	175

Net income (loss)	$(1,968)	$(1,382)	$(586)	$2,075	$1,916	$159	$2,022	$1,847	$175

Shares used in computation of basic net income per share	30,868	30,868		30,677	30,677		28,803	28,803
Shares used in computation of diluted net income per share	30,868	30,868		30,904	30,904		28,825	28,825
Basic net income per share	$(0.06)	$(0.04)	$0.02	$0.07	$0.06	$(0.01)	$0.07	$0.06	$(0.01)
Diluted net income per share	$(0.06)	$(0.04)	$0.02	$0.07	$0.06	$(0.01)	$0.07	$0.06	$(0.01)

15. Subsequent Events

Credit Agreement

On February 14, 2008, the Company, and Spark Networks Limited, as the borrower, entered into a $30.0 million credit agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and certain subsidiaries of the Company acting as guarantors.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The credit agreement expires, and all borrowings thereunder mature and are due and payable, unless terminated earlier, on February 14, 2011, which may be extended upon six months’ notice and at the lender’s discretion. The credit agreement provides for committed loans, swing line loans (which are loans with terms of 10 business days or less), and letters of credit. All loans may be prepaid without any prepayment penalty.

The per annum interest rate under the credit agreement is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus, 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis.

The credit agreement contains various customary affirmative and negative covenants, such as the requirement to provide financial statements and notices upon certain events, and the prohibition of the creation of additional liens, borrowings and guarantees beyond those permitted in the credit agreement. The Company is also required to maintain a consolidated leverage ratio at any time during any period of four fiscal quarters of greater than 2.00 to 1.00 for quarters through March 31, 2010 and 1.50 to 1.00 for quarters on and after June 30, 2010, and a consolidated adjusted EBITDA for each period of four consecutive fiscal quarters of $12 million through the quarter ending September 30, 2008, $13 million for the quarters ending December 31, 2008 through September 30, 2009, $14 million for the quarters ending December 31, 2009 through September 30, 2010 and $15 million for the quarters ending on and after December 31, 2010.

Upon an event of default, such as failure to pay under the credit agreement, a default under any other lending arrangement, a change of control or violation of a covenant, then a default rate of 2% per annum is added to the interest rates described above.

Share Repurchase Program

The Company’s board of directors approved a share repurchase program in March 2008 pursuant to which the Company may repurchase, from time to time, its common stock on the American Stock Exchange subject to the requirements of Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934. Under the plan, the Company is permitted to repurchase up to an aggregate of 1,500,000 shares of common stock. From March 10, 2008 through March 28, 2008, the Company repurchased a total of 801,229 shares of its common stock.

Settlement Agreement

In the case of Ami Shafrir v. Spark Networks, plc, the Company and Mr. Shafrir entered into a confidential settlement agreement on February 29, 2008. On March 3, 2008 the court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.