Form 10-Q
period 2008-03-31
SPARK NETWORKS INC
filed 2008-05-14
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32750

SPARK NETWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-8901733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8383 Wilshire Boulevard, Suite 800 Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

The registrant had 24,050,544 outstanding ordinary shares, par value $0.001 per share, as of May 14, 2008.

SPARK NETWORKS, INC.

I TEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,311	$8,796
Marketable securities	—	200
Restricted cash	1,250	1,706
Accounts receivable	1,169	1,433
Deferred tax asset	959	2,094
Prepaid expenses and other	1,761	1,289

Total current assets	13,450	15,518
Property and equipment, net	1,271	1,383
Goodwill, net	18,863	18,358
Intangible assets, net	4,850	5,177
Deferred tax asset	3,110	3,106
Deposits and other assets	415	66

Total assets	$41,959	$43,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$411	$1,585
Accrued liabilities	4,851	5,550
Deferred revenue	4,791	4,140

Total current liabilities	10,053	11,275
Deferred tax liabilities	685	595
Income tax liability	830	830

Total liabilities	11,568	12,700
Shares subject to rescission (Note 5)	—	7,480
Commitments and contingencies (Note 8)
Shareholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 25,349,315 and 26,132,789 at March 31, 2008 and December 31, 2007, respectively:	25	26
Additional paid-in-capital	57,488	52,262
Accumulated other comprehensive income	844	672
Accumulated deficit	(27,966)	(29,532)

Total shareholders’ equity	30,391	23,428

Total liabilities and shareholders’ equity	$41,959	$43,608

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net revenues	$15,022	$16,820
Direct marketing expenses	4,072	6,757

Contribution margin	10,950	10,063
Operating expenses:
Sales and marketing (including share-based compensation of $192 and $196)	1,053	833
Customer service (including share-based compensation of $19 and $26)	631	842
Technical operations (including share-based compensation of $171 and $139)	1,063	1,186
Development (including share-based compensation of $159 and $142)	1,221	1,146
General and administrative (including share-based compensation of $526 and $970)	4,176	5,478
Amortization of intangible assets	329	344
Impairment of goodwill	—	1,894

Total operating expenses	8,473	11,723

Operating income (loss)	2,477	(1,660)
Interest (income), expense and other, net	(334)	(205)

Income (loss) before income taxes	2,811	(1,455)
Provision (benefit) for income taxes	1,245	(73)

Net income (loss)	$1,566	$(1,382)

Net income (loss) per share – basic	$0.06	$(0.04)

Net income (loss) per share – diluted	$0.06	$(0.04)

Weighted average shares outstanding – basic	26,004	30,868
Weighted average shares outstanding – diluted	26,027	30,868

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,566	$(1,968)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	571	891
Foreign exchange gain on intercompany loan	(360)	—
Impairment of goodwill	—	1,894
Other	40	—
Share-based compensation	1,067	2,059
Deferred taxes	1,221	(329)
Changes in operating assets and liabilities:
Accounts receivable	246	171
Restricted cash	414	57
Prepaid expenses and other assets	(618)	88
Accounts payable and accrued liabilities	(1,854)	(147)
Deferred revenue	651	269

Net cash provided by operating activities	2,944	2,985

Cash flows from investing activities:
Sale of marketable securities	200	—
Purchases of property and equipment	(27)	(81)
Purchases of businesses and intangible assets	—	(3)
Cash paid in acquisition of business, net of cash acquired	—	(2,007)
Sale of property and equipment	4	31

Net cash provided by (used in) investing activities	177	(2,060)

Cash flows from financing activities:
Proceeds from issuance of common shares	5	146
Purchase of shares for retirement	(3,327)	(1,800)
Payments of capital lease obligations	—	(102)
Payments of notes payable	—	(85)
Payments for costs incurred for revolver	(284)	—
Excess tax benefits from share-based compensation	—	(4)

Net cash used in financing activities	(3,606)	(1,845)

Net decrease in cash	(485)	(920)
Cash and cash equivalents at beginning of period	8,796	20,412

Cash and cash equivalents at end of period	$8,311	$19,492

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$240	$867

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Prior to July 9, 2007, Spark Networks plc (now known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our reorganization on July 9, 2007, the shares of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity (the “Company”), have been traded on the American Stock Exchange and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s websites and search and contact other individuals who have posted profiles.

Membership to the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a subscription fee for varying subscription lengths (typically, one, three, six and twelve months) to members, allowing them to initiate communication with other members and subscribers utilizing the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, investments in equity interests, income taxes, and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of granted stock-based awards. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements for the year ended December 31, 2007, but does not include all disclosures required by GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Revolving Credit Facility

In February 2008, the Company and Limited, as borrower, entered into an agreement (“the Agreement”) with Bank of America for a $30,000,000 revolving credit facility. The initial term of the Agreement is for three years, and provides the Company with the opportunity to extend the initial term, subject to the lender’s consent. The per annum interest rate for this facility is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under this facility, measured on a daily basis. There is no prepayment penalty or premium associated with the early termination of this facility. The Agreement includes customary affirmative and negative covenants.

The Company has not drawn on the revolving credit facility at this time but has incurred certain legal and other costs in connection with the agreement, which it has capitalized. The deferred financing cost has been capitalized as prepaid expenses and other assets for the current portion and deposits and other assets for the long-term portion. These expenses will be amortized over the term of the Agreement as interest expense.

Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The adoption of SFAS 157 had no material impact on the Company’s financial results. In accordance with FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, the Company delayed the adoption of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities. This FSP deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of such adoption for non-financial assets and liabilities.

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

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$1,566	$(1,382)
Changes in unrealized (losses) gains in available for sale securities	(3)	1
Foreign currency translation adjustment	175	126

Total comprehensive income (loss)	$1,738	$(1,255)

2.	Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by SFAS 123(R). Diluted net loss per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method. Had the Company’s net income been positive for the quarter ended March 31, 2007, the weighted average shares outstanding for the diluted earnings per share calculation would have been 31,085,834, using the treasury stock method as adjusted under SFAS 123 (R).

	For the Three Months Ended March 31,
	2008	2007
	(in thousands except per share data)
Income Per Common Share – Basic
Net income applicable to common shares	$1,566	$(1,382)
Weighted average shares outstanding-basic	26,004	30,868

Basic Earnings Per Share	$0.06	$(0.04)

Income Per Common Share – Diluted
Net income applicable to common shares	$1,566	$(1,382)
Weighted average shares outstanding-basic	26,004	30,868
Dilutive options using the treasury stock method	23	—
Dilutive warrants using the treasury stock method	—	—

Weighted average shares outstanding – diluted	26,027	30,868

Diluted earning per share	$0.06	$(0.04)

3.	Acquisitions of Businesses and Intangibles

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

HurryDate Asset Acquisition

On February 1, 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million, of which $2.0 million was paid at close in cash. In addition, subject to certain conditions in the purchase agreement, the Company would also pay additional consideration based on an earn-out calculation contingent upon the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. In the second quarter of 2007, the Company paid the remaining $250,000 of the initial cash consideration. On October 17, 2007, the Company entered into a letter agreement with the sellers and agreed that the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts when paid would be an increase to the goodwill recorded for this acquisition. These amounts assume that the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. The purchase of HurryDate expands the Company’s offline presence and solidifies its position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds. Of the $2.2 million of acquired intangible assets, $490,000 was preliminarily assigned to member databases and will be amortized over three years, $50,000 was preliminarily assigned to subscriber databases which will be amortized over five months, $800,000 was preliminarily assigned to developed software which will be amortized over five years, $360,000 was preliminarily assigned to domain names which are not subject to amortization, and the remainder was recorded as goodwill.

4.	Obligations under Capital Leases

In the first quarter of 2007, the Company paid off the balance of capital lease obligations it had entered into during 2006.

5.	Shareholders’ Equity

Share Repurchase Program

The Company’s Board of Directors approved a share repurchase program pursuant to which the Company may repurchase, from time to time, its common stock on the American Stock Exchange. Under the plan, which was adopted on March 10, 2008 and amended on March 14, 2008, the Company is permitted to repurchase up to an aggregate of 1,500,000 shares of common stock. From March 10, 2008 through March 31, 2008, the Company repurchased and retired approximately 801,229 shares of its common stock at a weighted average price of $4.09.

The repurchases of shares pursuant to the open market plan were conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, which prescribes price, volume and procedural requirements for an issuer purchasing its shares.

Employee Share Option Plans

As of July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). Prior to the Company’s incorporation and Scheme of Arrangement, Limited had two share option plans, the MatchNet plc 2000 Executive Share Option Plan (the “2000 Plan”) and Spark Networks plc 2004 Share Option Plan (the “2004 Plan” and, collectively, with the 2000 Plan, “plc Plans”). Effective July 9, 2007, no further options are granted under the plc Plans, however, pursuant to the provisions of the plc Plans, all outstanding options previously granted under the plc Plans continue in full force and effect.

Awards under the 2007 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

The Compensation Committee of the Company’s Board of Directors may grant an award to a participant. The terms and conditions of the award, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Compensation Committee.

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

As of March 31, 2008, total unrecognized compensation cost related to non-vested stock options was $6.0 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2007	4,317	$5.98
Granted	29	5.36
Exercised	(124)	4.76
Cancelled	(184)	8.71

Outstanding at March 31, 2008	4,038	$6.10

Options issued prior to February 2006 are priced in foreign currency. Weighted average price per share calculations are impacted by foreign exchange fluctuations for these options.

Shares Subject to Rescission

Under the 2000 Plan, the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Plan may not have been exempt from registration and qualification under federal and California state securities laws. In prior financial statements, the Company disclosed the potential California and federal securities law violations in connection with options. The Company has reported in its financial statements for previous periods a put liability related to shares that are subject to rescission. The Company has reviewed the applicable statute of limitations related to the securities issuances and believes that the civil liability related to those securities issuances has become minimal. As such, the Company has reclassified the put liability related to the shares subject to rescission into permanent shareholder’s equity, beginning with the period ended March 31, 2008.

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

6.	Quarterly Information

In the third quarter of 2007, the Company reclassified certain expenses to conform to the current year presentation. The reclassification was done to more accurately reflect the Company’s expenses in accordance with current management of the Company. In addition to the reclassification, in its annual 2007 10-K filing, the Company adjusted its operating expenses reported in Form 10-Q to reflect changes in share-based compensation as discussed in detail, in the 2007 Form 10-K.

The following information reflects reclassifications in the third quarter and the share-based compensation adjustments recorded in the fourth quarter:

	Three Months Ended March 31, 2007
	As Reported	Share-Based Compensation	Restated
Net revenues	$16,820	$—	$16,820
Direct marketing expenses	6,757	—	6,757

Contribution	10,063	—	10,063

Total operating expenses	12,309	(586)	11,723

Operating income (loss)	(2,246)	586	(1,660)
Interest (income), loss and other expenses, net	(205)	—	(205)

Income (loss) before income taxes	(2,041)	586	(1,455)
Provision (benefit) for income taxes	(73)	—	(73)

Net income (loss)	$(1,968)	$586	$(1,382)

Net income (loss) per share – basic	$(0.06)	$0.02	$(0.04)
Net income (loss) per share – diluted	$(0.06)	$0.02	$(0.04)
Weighted average shares outstanding – basic	30,868		30,868
Weighted average shares outstanding – diluted	30,868		30,868

7.	Segment Information

During the third quarter of 2007, the Company changed its financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il® and their respective co-branded and private label websites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk™, Date.ca®and their respective co-branded and private label websites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate® events and subscriptions to HurryDate.com, and other websites and businesses. The change, in compliance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is a result of the change to the Company’s overall revenue mix and how management views the business. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business. Prior period segment disclosures were revised to conform to the revised segment presentation.

	Three Months Ended March 31,
(in thousands)	2008	2007
Revenues
Jewish Networks	$8,667	$8,337
General Market Networks	2,576	5,032
Other Affinity Networks	3,353	3,229
Offline & Other Businesses	426	222

Total	$15,022	$16,820

Direct Marketing
Jewish Networks	$705	$989
General Market Networks	1,336	3,638
Other Affinity Networks	1,842	1,995
Offline & Other Businesses	189	135

Total	$4,072	$6,757

Contribution
Jewish Networks	$7,962	$7,348
General Market Networks	1,240	1,394
Other Affinity Networks	1,511	1,234
Offline & Other Businesses	237	87

Total	$10,950	$10,063

Unallocated operating expenses	8,473	11,723

Operating income	$2,477	$(1,660)

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

8.	Commitments and Contingencies

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

Adelman has filed an appeal seeking to vacate the judgment. In addition, the Company has filed an appeal of the attorneys’ fees award in order to seek an award of all of the attorneys’ fees incurred in this matter. Although we agree that the Court properly granted our Attorneys’ Fees Motion, we believe that the Court should have awarded us attorneys’ fees in the full amount we requested, approximately $390,000, and not the amount actually awarded, $50,000. Adelman has cross-appealed in an attempt to vacate the attorneys’ fees award entirely. The Appellate Court heard oral argument on February 19, 2008. On March 20, 2008, the Appellate Court issued an Order Vacating Submission in response to a letter dated March 17, 2008 from the Court of Appeals in which the Court has asked to be briefed on certain additional issues. Briefs were filed by both parties on April 23, 2008. The matter has been submitted to the Court for decision and we expect a decision during or before July 2008.

Data Match Enterprises of Texas, LLC v. eHarmony.com, Inc. et al

We received a letter dated May 2, 2008, notifying us that Data Match Enterprises of Texas, LLC (“Data Match”) is seeking to add the Company as a defendant in a lawsuit by Data Match against several defendants, including eHarmony, Inc., Date.com, Inc., Singlesnet, Inc., Match.com LLC, Yahoo! Inc. and others. The lawsuit is filed in the United States District Court, Eastern District of Texas, Marshall Division and generally relates to the alleged infringement of a patent held by Data Match. We have not been served with a complaint regarding this lawsuit and, to our knowledge, we have not yet been added as a defendant.

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

In the first quarter of 2007, the Company undertook certain marketing initiatives designed to reverse the decline in revenues for its AmericanSingles website. While partially successful, the initiatives at that time did not increase new subscriber additions to the point that subscriber levels stabilized, and management determined that spending required for the marketing initiatives was not sustainable and thus they were terminated. An analysis of the expected cash flows from the website after the first quarter 2007 initiatives were terminated resulted in expectations of future profitability for the site that were insufficient to sustain the carrying value of goodwill on the Company’s balance sheet. Accordingly, the Company recorded a $1.9 million impairment expense related to the elimination of the book carrying value of goodwill under SFAS 142 “Goodwill and Other Intangible Assets” related to AmericanSingles in the first quarter of 2007.

10.	Subsequent Events

Purchases of Equity Securities

On March 10, 2008, we announced the approval of an open market stock buyback program whereby the Company was authorized to repurchase up to one million shares of the Company’s outstanding common stock. On March 14, 2008, we announced an increase in the size of the program to 1.5 million shares of our outstanding common stock. On May 5, 2008, we announced the completion of our stock buyback program. The Company also repurchased 600,000 shares of common stock from Jones Trading at a price of $4.18 per share for an aggregate price of $2,508,000, in a privately negotiated transaction pursuant to an agreement entered into on May 9, 2008 and completed on May 14, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions and other factors described in the “Risk Factors” section and elsewhere in this report and in the “Risk Factors” section of our 2007 Annual Report.

General

As of the completion of our reorganization on July 9, 2007, the shares of Spark Networks, Inc. have been traded on the American Stock Exchange. Prior to our reorganization, we were a public limited company incorporated under the laws of England and Wales and our ordinary shares in the form of Global Depositary Shares traded on the Frankfurt Stock Exchange and in the form of American Depository Shares on the American Stock Exchange. We are a leading provider of online personals services in the United States and internationally. Our websites enable adults to meet online and participate in communities, become friends, date, form long-term relationships or marry.

Segment Reporting

During the third quarter of 2007, the Company changed its financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label websites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label websites; Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions to HurryDate.com, and other websites and businesses. The change, in compliance with Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information,” is a result of the change to the overall revenue mix and how management views the business. We believe the new segments will provide investors with a more accurate picture of the performance of the business. Prior period segment disclosures were revised to conform to the revised segment presentation as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Revenues
Jewish Networks	$8,667	$8,337
General Market Networks	2,576	5,032
Other Affinity Networks	3,353	3,229
Offline & Other Businesses	426	222

Total	$15,022	$16,820

Direct Marketing
Jewish Networks	$705	$989
General Market Networks	1,336	3,638
Other Affinity Networks	1,842	1,995
Offline & Other Businesses	189	135

Total	$4,072	$6,757

Contribution
Jewish Networks	$7,962	$7,348
General Market Networks	1,240	1,394
Other Affinity Networks	1,511	1,234
Offline & Other Businesses	237	87

Total	$10,950	$10,063

Unallocated operating expenses	8,473	11,723

Operating income	$2,477	$(1,660)

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

Unaudited selected statistical information regarding Average Paying Subscribers for our operating segments is shown in the table below. Prior period amounts have been reclassified to conform to current period presentation.

	Three Months Ended March 31,
	2008	2007
Average Paying Subscribers
Jewish Networks	93,411	97,124
General Market Networks	37,740	73,485
Other Affinity Networks	61,808	60,092
Offline & Other Businesses	2,366	612

Total	195,325	231,313

Average paying subscribers for the Jewish Networks segment decreased 3.8% to 93,411 for the three months ended March 31, 2008 compared to 97,124 in the same period last year. Average paying subscribers for the General Market Networks segment decreased 48.6% to 37,740 for the three months ended March 31, 2008 compared to 73,485 in the same period last year. Average paying subscribers for the Affinity Networks segment increased 2.9% to 61,808 for the three months ended March 31, 2008 compared to 60,092 in the same period last year.

Results of Operations

The following table presents our operating results as a percentage of net revenues:

	Three Months Ended March 31,
	2008	2007
Net revenues	100.0%	100.0%
Direct marketing	27.1	40.2

Contribution margin	72.9	59.8

Operating expenses:
Sales & Marketing	7.0	4.9
Customer Service	4.2	5.0
Technical Operations	7.1	7.1
Development	8.1	6.8
G&A	27.8	32.5
Amortization	2.2	2.0
Impairment of goodwill	—	11.3

Total operating expenses	56.4	69.7

Operating income	16.5	(9.9)
Interest and other expenses (income), net	(2.2)	(1.2)

Income before income taxes	18.7	(8.7)
Provision for income taxes	8.3	(0.4)

Net income	10.4%	(8.3	) %

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for approximately 4% and 2% of net revenues for the three months ended March 31, 2008 and 2007, respectively, are attributable to certain offline events and from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 11% to $15.0 million in the first quarter of 2008 compared to $16.8 million in 2007. The majority of this decline can be attributed to the managed decline in the Company’s General Market Networks segment. Net revenues for the Jewish Networks segment increased 4.0% to $8.7 million in the first quarter of 2008 compared to $8.3 million in 2007. The increase in net revenues for the Jewish Networks segment is primarily due to an increase of 14% in the one-month subscription price of JDate.com in the second quarter of 2007 and a flat average paying subscriber base relative to the first quarter of 2007. Net revenues for the General Market Networks segment decreased 48.8% to $2.6 million in the quarter ended March 31, 2008, compared to $5.0 million in 2007. The decrease in General Market Networks net revenues is due to the decrease in average paying subscribers, reflecting management’s decision to acquire subscribers at acceptable profit levels. Net revenues for our Other Affinity Networks segment increased 3.8% to

$3.4 million in the first quarter of 2008 compared to $3.2 million in 2007. The increase in net revenues for our Other Affinity Networks segment is primarily attributed to an increase in average paying subscribers to websites in the segment. Net revenues of our Offline & Other Businesses segment increased 91.9% to $426,000 in the first quarter of 2008 compared to $222,000 in 2007. The increase in net revenues is largely attributable to a full quarter of HurryDate results in the first quarter of 2008. We acquired the HurryDate business in February 2007.

Direct Marketing Expenses

Direct marketing expenses decreased 39.7% to $4.1 million in the first quarter of 2008 compared to $6.8 million in 2007. The majority of this decline can be attributed to a reduction in inefficient marketing programs associated with the General Market Networks segment. Direct marketing expenses for the Jewish Networks segment decreased 28.7% to $705,000 in the first quarter of 2008 compared to $989,000 in 2007. The decrease in marketing reflects more efficient online marketing programs and the elimination of a billboard marketing campaign. Direct marketing expenses for the General Market Networks segment decreased 63.3% to $1.3 million in the first quarter of 2008 compared to $3.6 million in the same period in 2007. The decrease reflects management’s decision to pursue cost effective subscriber acquisition marketing campaigns. Direct marketing expenses for the Other Affinity Networks segment decreased 7.7% to $1.8 million for the first quarter of 2008 compared to $2.0 million in 2007, reflecting more efficient marketing programs. Direct marketing expenses for the Offline & Other Businesses segment increased 40.0 % to $189,000 for the first quarter of 2008 compared to $135,000 in the same period in 2007 reflecting the cost of a travel event in 2008 and zero in 2007. In addition, the Company recorded a full quarter of results for its HurryDate business for the first quarter of 2008 versus a partial quarter of results for 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the first quarter of 2008 were $8.5 million, a decrease of 27% compared to $11.7 million for the first quarter of 2007. The $3.2 million decrease over the first quarter of 2007 is primarily attributable to a $1.3 million decrease in general and administrative expense and a $1.9 million impairment charge associated with the write down of the carrying value of goodwill for AmericanSingles in the first quarter of 2007. The Company did not incur an impairment charge in the first quarter of 2008. The decrease in general and administrative expense can be primarily attributed to the absence of Scheme of Arrangement costs, lower share-based compensation expense and lower credit card fees and fines in the first quarter of 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 26.4% to $1.1 million in the first quarter of 2008 compared to $833,000 in the first quarter of 2007. The increase can be primarily attributed to higher consulting fees associated with our advertising sales, the use of third-party email software which was previously categorized in direct marketing expenses and higher benefits expense. Stated as a percentage of net revenues, sales and marketing expenses increased to 7.0% in the first quarter of 2008 compared to 5.0% for the same period in 2007.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses decreased 25.1% to $631,000 in the first quarter of 2008 compared to $842,000 in the first quarter of 2007. The expense decrease is primarily due to a reduction in temporary labor, consulting fees and depreciation. The lower temporary labor and consulting fees reflect greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations. Stated as a percentage of net revenues, customer service expenses decreased to 4.2% in the quarter ended March 31, 2008 compared to 5.0% in the same period in 2007.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 10.4% to $1.1 million in the first quarter of 2008 compared to $1.2 million in 2007. The decrease is primarily due to lower depreciation expense, offset by higher salary and benefits expense. Stated as a percentage of net revenues, technical operations expenses were flat at 7.1%.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 6.5% to $1.2 million in the first quarter of 2008 compared to $1.1 million in 2007. The increase can be primarily attributed to higher placement fees associated with the addition of new employees and higher stock-based compensation. Stated as a percentage of net revenues, development expenses increased to 8.1% in the first quarter of 2008 compared to 6.8% in the same period in 2007.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 23.8% to $4.2 million in the first quarter of 2008 compared to $5.5 million in 2007. The $1.3 million decrease is primarily attributable to the absence of Scheme of Arrangement costs, lower share-based compensation expense and lower credit card fees and fines in the first quarter of 2008. Share-based compensation expense was higher in the first quarter of 2007 due to the additional cost associated with the accelerated vesting and extension of term for options granted to our former Chief Executive Officer in connection with his resignation. The lower credit card fees and fines reflect lower net revenues and the reversal of credit card fines accrued in a prior period. Stated as a percentage of net revenues, general and administrative expenses decreased to 27.8% in the first quarter of 2008 compared to 32.6% in 2007.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 4.4% to $329,000 in the first quarter of 2008 compared to $344,000 in the first quarter of 2007.

Interest Income/Expense and Other, Net. Interest income/expense and other consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Net interest income increased to $334,000 for the quarter ended March 31, 2008 from $205,000 for the same period in 2007. The increase is primarily due to a $359,000 foreign currency translation gain associated with the intercompany loan, offset by lower interest income. The lower interest income reflects a lower cash balance in the first quarter of 2008 compared to 2007 due to the repurchase of the Company’s common stock.

Net Income and Earnings Per Share

Net income for the first quarter of 2008 was $1.6 million, or $0.06 per share, compared to a net loss of $1.4 million, or $(0.04) per share for 2007. The increase to net income reflects higher contribution, lower G&A expenses, and a $359,000 benefit from a currency translation adjustment, all of which were offset by a higher tax provision in the first quarter of 2008. In addition, the Company did not incur any asset impairment charges in the first quarter of 2008. Earnings per share increased due to a combination of higher net income and an approximate five million share reduction in fully diluted weighted average shares outstanding.

Liquidity and Capital Resources

As of March 31, 2008, we had cash, cash equivalents and marketable securities of $8.3 million. We have historically financed our operations with internally generated funds.

On February 14, 2008, the Company, and Spark Networks Limited, as the borrower, entered into a $30.0 million credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and certain subsidiaries of the Company acting as guarantors. The credit agreement expires, and all borrowings thereunder mature and are due and payable, unless terminated earlier, on February 14, 2011, which may be extended upon six months’ notice and at the lender’s discretion. The credit agreement provides for committed loans, swing line loans (which are loans with terms of 10 business days or less), and letters of credit. All loans may be prepaid without any prepayment penalty. The per annum interest rate under the credit agreement is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The credit agreement contains various customary affirmative and negative covenants, such as the requirement to provide financial statements and notices upon certain events, and the prohibition of the creation of additional liens, borrowings and guarantees beyond those permitted in the credit agreement. The Company is also required to maintain a consolidated leverage ratio at any time during any period of four fiscal quarters of greater than 2.00 to 1.00 for quarters through March 31, 2010 and 1.50 to 1.00 for quarters on and after June 30, 2010, and a consolidated adjusted EBITDA for each period of four consecutive fiscal quarters of $12 million through the quarter ending September 30, 2008, $13 million for the quarters ending December 31, 2008 through September 30, 2009, $14 million for the quarters ending December 31, 2009 through September 30, 2010 and $15 million for the quarters ending on and after December 31, 2010. Upon an event of default, such as failure to pay under the credit agreement, a default under any other lending arrangement, a change of control or violation of a covenant, then a default rate of 2% per annum is added to the interest rates described above. As of March 31, 2008, the Company had not made any borrowings under this credit agreement and was in material compliance with all provisions of the credit agreement.

Net cash provided by operations was $2.9 million for the three months ended March 31, 2008 and $3.0 million for the same period in 2007.

Net cash provided by investing activities was $177,000 in the first quarter of 2008 compared to net cash used in 2007 of $2.1 million. The majority of the use was the acquisition of HurryDate in February 2007.

Net cash used in financing activities was $3.6 million for the first three months of 2008 compared to $1.8 million for the same period in 2007. Cash used in financing activities in 2008 was primarily due to share repurchases totaling $3.3 million, and payments for costs associated with the revolving credit facility of approximately $284,000. Cash used in financing activities in 2007 was primarily due to share repurchases totaling $1.8 million.

We believe that our current cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, planned capital expenditures and contractual obligations for at least the next 12 months. We may be required or find it desirable prior to such time to utilize our revolving credit facility or raise additional funds through the issuance of debt or equity in the public or private market.

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

(a) Evaluation of disclosure controls and procedures

As of March 31, 2008, our management, with the participation of our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the financial statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

Beginning on March 11, 2008, we started purchasing the Company’s outstanding shares under a publicly announced open market stock buyback plan authorized by the Company’s board of directors on March 10, 2008 and amended on March 14, 2008 and purchased 801,229 shares, at a weighted average price of $4.09, during the first quarter of 2008. On May 5, 2008, we completed the buyback program having purchased the full 1,500,000 shares authorized under the plan. The Company also repurchased 600,000 shares of common stock from Jones Trading at a price of $4.18 per share for an aggregate price of $2,508,000, in a privately negotiated transaction pursuant to an agreement entered into on May 9, 2008 and completed on May 14, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans
March 11 – March 31	801,229	4.09	801,229

Total	801,229		801,229

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Company repurchased 600,000 shares of common stock from Jones Trading at a price of $4.18 per share for an aggregate price of $2,508,000, in a privately negotiated transaction pursuant to an agreement entered into on May 9, 2008 and completed on May 14, 2008.

ITEM 6.	EXHIBITS

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett Zane
by: Brett Zane
Chief Financial Officer

Date: May 14, 2008