Form 10-Q
period 2008-06-30
SPARK NETWORKS INC
filed 2008-08-14
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller-Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 22,455,544 outstanding ordinary shares, par value $0.001 per share, as of August 14, 2008.

SPARK NETWORKS, INC.

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,797	$8,796
Marketable securities	—	200
Restricted cash	992	1,706
Accounts receivable	1,333	1,433
Deferred tax asset – current portion	11	2,094
Prepaid expenses and other	1,448	1,289

Total current assets	14,581	15,518
Property and equipment, net	1,367	1,383
Goodwill, net	20,031	18,358
Intangible assets, net	4,630	5,177
Deferred tax asset – long term portion	2,941	3,106
Deposits and other assets	420	66

Total assets	$43,970	$43,608

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$446	$1,585
Accrued liabilities	4,570	5,529
Deferred revenue	4,744	4,140
Notes payable and other short-term debt	5,000	21

Total current liabilities	14,760	11,275
Deferred tax liabilities	770	595
Tax liability – long term	830	830

Total liabilities	16,360	12,700
Shares subject to rescission (Note 5)	—	7,480
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 24,055,544 and 26,132,789 at June 30, 2008 and December 31, 2007, respectively at stated values of:	24	26
Additional paid-in-capital	52,918	52,262
Accumulated other comprehensive income	993	672
Accumulated deficit	(26,325)	(29,532)

Total stockholders’ equity	27,610	23,428

Total liabilities and stockholders’ equity	$43,970	$43,608

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$14,987	$16,616	$30,009	$33,436
Direct marketing expenses	4,023	5,444	8,095	12,201

Contribution margin	10,964	11,172	21,914	21,235
Operating expenses:
Sales and marketing (including share-based compensation of $196, $197, $389, and $393)	1,128	865	2,181	1,698
Customer service (including share-based compensation of $17, $27, $38, and $53)	581	861	1,212	1,703
Technical operations (including share-based compensation of $171, $171, $342, and $309)	1,021	1,180	2,084	2,366
Development (including share-based compensation of $159, $145, $318, and $287)	1,110	975	2,331	2,121
General and administrative (including share-based compensation of $524, $583, $1,048, and $1,553)	3,979	5,223	8,155	10,701
Amortization of intangible assets	222	354	551	698
Impairment of goodwill	—	—	—	1,894

Total operating expenses	8,041	9,458	16,514	21,181

Operating income	2,923	1,714	5,400	54
Interest (income) and other expenses, net	(224)	(297)	(558)	(502)

Income before income taxes	3,147	2,011	5,958	556
Provision for income taxes	1,506	95	2,751	22

Net income	$1,641	$1,916	$3,207	$534

Net income per share – basic	$0.07	$0.06	$0.13	$0.02

Net income per share – diluted	$0.07	$0.06	$0.13	$0.02

Weighted average shares outstanding – basic	24,555	30,677	25,279	30,772
Weighted average shares outstanding – diluted	24,575	30,904	25,301	30,979

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,207	$534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	965	1,750
Foreign exchange gain on intercompany loan	(622)	—
Impairment of goodwill	—	1,894
Other	41	19
Share-based compensation	2,135	2,595
Deferred taxes	2,423	18
Changes in operating assets and liabilities:
Accounts receivable	82	135
Restricted cash	672	74
Prepaid expenses and other assets	(238)	(290)
Accounts payable and accrued liabilities	(2,102)	(396)
Deferred revenue	604	212

Net cash provided by operating activities	7,167	6,545

Cash flows from investing activities:
Sale of marketable securities	200	—
Purchases of property and equipment	(190)	(223)
Purchases of businesses and intangible assets	—	(4)
Cash paid in acquisition of business, net of cash acquired	(770)	(2,261)
Sale of property and equipment	—	24

Net cash used in investing activities	(760)	(2,464)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	10	168
Purchase of shares for retirement	(8,970)	(3,264)
Payments of capital lease obligations	—	(102)
Principal payments of notes payable for acquisition	—	(203)
Payment on deferred financing costs	(446)	—
Excess tax benefits from stock-based compensation	—	(1)
Payment for notes payable	—	(114)
Proceeds from other short-term debt	5,000	—

Net cash used in financing activities	(4,406)	(3,516)

Net increase in cash	2,001	565
Cash and cash equivalents at beginning of period	8,796	20,412

Cash and cash equivalents at end of period	$10,797	$20,977

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$—
Cash paid for income taxes	$441	$1,157

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our Scheme of Arrangement on July 9, 2007, the shares of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity (the “Company”), have been traded on the American Stock Exchange and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s websites and search and contact other individuals who have posted profiles.

Membership to the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a subscription fee for value-added services of varying subscription lengths (typically, one, three, six and twelve months) to members, allowing them to initiate communication with other members and subscribers utilizing the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income, the net unrealized gains or losses on marketable securities and foreign currency translation. Comprehensive income for each of the periods presented is comprised as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,641	$1,916	$3,207	$534
Changes in unrealized gains/losses in available for sale securities	—	—	(3)	1
Foreign currency translation adjustment	149	(170)	324	(44)

Total comprehensive income	$1,790	$1,746	$3,528	$491

2.	Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128 “Earnings per Share”, which requires the presentation of both basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by SFAS 123(R).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income Per Common Share – Basic
Net income applicable to common shares	$1,641	$1,916	$3,207	$534
Weighted average shares outstanding-basic	24,555	30,677	25,279	30,772

Basic Earnings Per Share	$0.07	$0.06	$0.13	$0.02

Income Per Common Share – Diluted
Net income applicable to common shares	$1,641	$1,916	$3,207	$534
Weighted average shares outstanding-basic	24,555	30,677	25,279	30,772
Dilutive options using the treasury stock method	20	227	22	207

Weighted average shares outstanding-diluted	24,575	30,904	25,301	30,979

Diluted earnings per share	$0.07	$0.06	$0.13	$0.02

3.	Acquisitions of Businesses and Intangibles

Kizmeet

On October 22, 2007, the Company entered into an agreement to purchase the stock of Kizmeet.com, a free, ad-supported, missed connections web-site. Since the majority of the purchase was related to the domain name, the Company recorded the entire purchase price of $360,000, ($300,000 cash and $60,000 hold-back to be paid on the first anniversary of the closing) as a domain name subject to annual impairment testing under SFAS 142. Kizmeet complements our current advertising offering and extends our reach with a service that caters to a different audience than our traditional online personals communities.

HurryDate Asset Acquisition

On February 1, 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million, of which $2.0 million was paid at close in cash. In addition, subject to certain conditions in the purchase agreement, the Company would also pay additional consideration based on an earn-out calculation contingent upon the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. In the second quarter of 2007, the Company paid the remaining $250,000 of the initial cash consideration. On October 17, 2007, the Company entered into a letter agreement with the sellers and agreed that the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts assume that the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. The first of these amounts was paid during second quarter 2008 and recorded as an increase to goodwill for this acquisition. The purchase of HurryDate expands the Company’s offline presence and solidifies its position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds. Of the $2.2 million of acquired intangible assets, $490,000 was assigned to member databases and is amortized over three years, $50,000 was assigned to subscriber databases which is amortized over five months, $800,000 was assigned to developed software which is amortized over five years, $360,000 was assigned to domain names which are not subject to amortization, and the remainder was recorded as goodwill.

4.	Revolving Credit Facility

In February 2008, the Company and Limited, as borrower, entered into an agreement (“the Agreement”) with Bank of America for a $30.0 million revolving credit facility. The initial term of the Agreement is for three years, and provides the Company with the opportunity to extend the initial term, subject to the lender’s consent. The per annum interest rate for this facility is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under this facility, measured on a daily basis. There is no prepayment penalty or premium associated with the early termination of this facility. The Agreement includes customary affirmative and negative covenants.

At June 30, 2008, there was a $5.0 million balance outstanding under the Agreement bearing an average interest rate of 4.195% with $25 million of borrowing capacity remaining under this revolving credit facility. In connection with the Agreement, the Company recorded deferred financing costs of approximately $446,000, which were included in other current assets and deposits and other assets. The deferred financing costs will be amortized to interest expense over the term of the Agreement.

5.	Stockholders’ Equity

Share Repurchase Program

The Company’s Board of Directors approved a share repurchase program pursuant to which the Company was able to repurchase, from time to time, its common stock on the American Stock Exchange. Under the plan, which was adopted on March 10, 2008 and amended on March 14, 2008, the Company was permitted to repurchase up to an aggregate of 1,500,000 shares of common stock. From March 10, 2008 through March 31, 2008, the Company repurchased and retired 801,229 shares of its common stock at a weighted average price of $4.09. The Company completed its plan on May 5, 2008, having purchased the full 1,500,000 shares of common stock permitted under the plan, and purchased an additional 600,000 shares from a private party. The average price for the 1,298,771 shares repurchased in the second quarter was $4.35.

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

As of June 30, 2008, total unrecognized compensation cost related to non-vested stock options was $5.1 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2007	4,317	$5.98
Granted	29	5.36
Exercised	(124)	4.76
Cancelled	(184)	8.71

Outstanding at March 31, 2008	4,038	$6.10
Granted	120	4.45
Exercised	(5)	1.00
Cancelled	(138)	6.87

Outstanding at June 30, 2008	4,015	$6.07

Options issued prior to February 2007 are priced in foreign currency. Weighted average price per share calculations are impacted by foreign exchange fluctuations for these options.

Shares Subject to Rescission

Under the 2000 Plan, the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Plan may not have been exempt from registration and qualification under federal and California state securities laws. In prior financial statements, the Company disclosed the potential California and federal securities law violations in connection with options. The Company has reported in its financial statements for previous periods a put liability related to shares that are subject to rescission. The Company has reviewed the applicable statute of limitations related to the securities issuances and believes that the civil liability related to those securities issuances has become minimal. As such, the Company has reclassified the put liability related to the shares subject to rescission into permanent stockholders’ equity, beginning with the three month period ended March 31, 2008.

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

In the third quarter of 2007, the Company reclassified certain expenses to conform to the current year presentation. The reclassification was done to more accurately reflect the Company’s expenses in accordance with current management’s view of the Company. In addition to the reclassification, in its annual 2007 10-K filing, the Company adjusted its operating expenses as originally reported in the second quarter 2007 Form 10-Q to reflect changes in share-based compensation as discussed in detail in the 2007 Form 10-K.

The following information reflects reclassifications in the third quarter and the share-based compensation adjustments recorded in the fourth quarter:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported	Share-Based Compensation	Restated	As Reported	Share-Based Compensation	Restated
Net revenues	$16,616	$—	$16,616	$33,436	$—	$33,436
Direct marketing expenses	5,444	—	5,444	12,201	—	12,201

Contribution	11,172	—	11,172	21,235	—	21,235
Total operating expenses	9,299	159	9,458	21,608	(427)	21,181

Operating income (loss)	1,873	(159)	1,714	(373)	427	54

Net income (loss)	$2,075	$(159)	$1,916	$107	$427	$534

Net income (loss) per share – basic	$0.07	$(0.01)	$0.06	$0.00	$0.02	$0.02
Net income (loss) per share – diluted	$0.07	$(0.01)	$0.06	$0.00	$0.02	$0.02
Weighted average shares outstanding – basic	30,677		30,677	30,772		30,772
Weighted average shares outstanding – diluted	30,904		30,904	30,979		30,979

7.	Segment Information

During the third quarter of 2007, the Company changed its financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label websites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label websites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions to HurryDate.com, and other websites and businesses. The change, in compliance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is a result of the change to the Company’s overall revenue mix and how management views the business. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business. Prior period segment disclosures were revised to conform to the revised segment presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues
Jewish Networks	$8,643	$8,239	$17,310	$16,576
General Market Networks	2,174	4,284	4,750	9,316
Other Affinity Networks	3,405	3,207	6,758	6,436
Offline & Other Businesses	765	886	1,191	1,108

Total	$14,987	$16,616	$30,009	$33,436

Direct Marketing
Jewish Networks	$624	$940	$1,329	$1,929
General Market Networks	962	2,040	2,298	5,678
Other Affinity Networks	1,968	1,918	3,810	3,913
Offline & Other Businesses	469	546	658	681

Total	$4,023	$5,444	$8,095	$12,201

Contribution
Jewish Networks	$8,019	$7,299	$15,981	$14,647
General Market Networks	1,212	2,244	2,452	3,638
Other Affinity Networks	1,437	1,289	2,948	2,523
Offline & Other Businesses	296	340	533	427

Total	$10,964	$11,172	$21,914	$21,235

Unallocated operating expenses	8,041	9,458	16,514	21,181

Operating income	$2,923	$1,714	$5,400	$54

Due to the Company’s integrated business structure, operating expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets and liabilities are not allocated to the different business segments for internal reporting purposes. Depreciation and amortization are included in unallocated operating expenses.

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

On August 8, 2006, the Court granted the Company’s application to bifurcate the Adelman trial of the issue of actual injury or damages and set the trial for August 17, 2006 (the “Bifurcated Damages Trial”). The Court determined at the Bifurcated Damages Trial that Adelman did not suffer any actual injury or damages, Adelman’s claims were dismissed, and a judgment was entered to award attorneys’ fees and costs to the Company. On January 31, 2007, the Court awarded the Company $50,000 in legal fees. Adelman filed an appeal seeking to vacate the judgment. In addition, the Company filed an appeal of the attorneys’ fees award in order to seek an award of all of the attorneys’ fees incurred in this matter. Although we agree that the Court properly granted our Attorneys’ Fees Motion, we believe that the Court should have awarded us attorneys’ fees in the full amount we requested, approximately $390,000, and not the amount actually awarded, $50,000. Adelman has cross-appealed in an attempt to vacate the attorneys’ fees award entirely. The Appellate Court heard oral argument on February 19, 2008. On March 20, 2008, the Appellate Court issued an Order Vacating Submission in response to a letter dated March 17, 2008 from the Court of Appeals in which the Court has asked to be briefed on certain additional issues. Briefs were filed by both parties on April 23, 2008. On May 20, 2008, the Court entered its decision in which it affirmed the previous judgment and order awarding attorneys fees in the amount of $50,000. On June 26, 2008, Adelman filed a Petition for Hearing with the California Supreme Court. On July 16, 2008, we filed a Notice of Settlement with the California Supreme Court. Settlement documents have been drafted, however they have not yet been executed by the parties.

Data Match Enterprises of Texas, LLC v. Spark Networks, Inc., et al.

Data Match Enterprises of Texas has asserted that the Company has infringed U.S. Patent No. 5,623,660, entitled “System For Regulating Access to Data Base for Purposes of Data Base Management.” The litigation was commenced against other defendants on October 4, 2007. The Company was added as a defendant by an Amended Complaint dated May 1, 2008. The Company filed an Answer on August 4, 2008.

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

Shares Repurchased

On July 18, 2008, in a privately negotiated transaction, the Company purchased 1.6 million shares of its common stock at an average price of $3.81 per share or approximately $6.1 million.

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

General

As of the completion of the Scheme of Arrangement on July 9, 2007, the shares of Spark Networks, Inc. have been traded on the American Stock Exchange. Prior to our Scheme of Arrangement, we were a public limited company incorporated under the laws of England and Wales and our ordinary shares in the form of Global Depositary Shares traded on the Frankfurt Stock Exchange and in the form of American Depository Shares on the American Stock Exchange. We are a leading provider of online personals services in the United States and internationally. Our websites enable adults to meet online and participate in communities, become friends, date, form long-term relationships or marry.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues
Jewish Networks	$8,643	$8,239	$17,310	$16,576
General Market Networks	2,174	4,284	4,750	9,316
Other Affinity Networks	3,405	3,207	6,758	6,436
Offline & Other Businesses	765	886	1,191	1,108

Total	$14,987	$16,616	$30,009	$33,436

Direct Marketing
Jewish Networks	$624	$940	$1,329	$1,929
General Market Networks	962	2,040	2,298	5,678
Other Affinity Networks	1,968	1,918	3,810	3,913
Offline & Other Businesses	469	546	658	681

Total	$4,023	$5,444	$8,095	$12,201

Contribution
Jewish Networks	$8,019	$7,299	$15,981	$14,647
General Market Networks	1,212	2,244	2,452	3,638
Other Affinity Networks	1,437	1,289	2,948	2,523
Offline & Other Businesses	296	340	533	427

Total	$10,964	$11,172	$21,914	$21,235

Unallocated operating expenses	8,041	9,458	16,514	21,181

Operating income	$2,923	$1,714	$5,400	$54

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average Paying Subscribers
Jewish Networks	91,598	93,408	92,159	94,687
General Market Networks	33,573	61,529	35,504	66,985
Other Affinity Networks	63,309	62,450	61,721	60,781
Offline & Other Businesses	1,975	1,809	2,170	1,211

Total	190,455	219,196	191,554	223,664

Average paying subscribers for the Jewish Networks segment decreased 1.9% and 2.7% to 91,598 and 92,159 for the three and six months ended June 30, 2008 compared to 93,408 and 94,687 in the same periods last year. Average paying subscribers for the General Market Networks segment decreased 45.4% and 47.0% to 33,573 and 35,504 for the three and six months ended June 30, 2008 compared to 61,529 and 66,985 in the same periods last year. Average paying subscribers for the Other Affinity Networks segment increased 1.4% and 1.5% to 63,309 and 61,721 for the three and six months ended June 30, 2008 compared to 62,450 and 60,781 in the same periods last year.

Results of Operations

The following table presents our historical operating results as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Direct marketing	26.8	32.8	27.0	36.5

Contribution margin	73.2	67.2	73.0	63.5

Operating expenses:
Sales and marketing	7.5	5.2	7.3	5.1
Customer service	3.9	5.2	4.0	5.1
Technical operations	6.8	7.1	6.9	7.1
Development	7.4	5.9	7.8	6.3
General and administrative	26.6	31.4	27.2	31.9
Amortization of intangible assets	1.5	2.1	1.8	2.1
Impairment of goodwill	—	—	—	5.7

Total operating expenses	53.7	56.9	55.0	63.3

Operating income	19.5	10.3	18.0	0.2
Interest (income) and other expenses, net	(1.5)	(1.8)	(1.9)	(1.5)

Income before income taxes	21.0	12.1	19.9	1.7
Provision for income taxes	10.1	0.6	9.2	0.1

Net income	10.9%	11.5%	10.7%	1.6%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for approximately 7% and 6% of total net revenues for the three months ended June 30, 2008 and 2007, respectively, are attributable to certain offline events and third party advertising on some of our websites. Revenues are presented net of credits and credit card charge-backs. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 9.8% to $15.0 million in the second quarter of 2008 compared to $16.6 million in the second quarter of 2007. The majority of this decline can be attributed to the managed decline in the Company’s General Market Networks segment. Net revenues for the Jewish Networks segment increased 4.9% to $8.6 million in the second quarter of 2008 compared to $8.2 million in the second quarter of 2007. The increase in net revenues for the Jewish Networks segment is primarily due to the full quarter realization of a rate increase in the one-month subscription price of JDate.com compared to a partial quarter of rate increase realization in the second quarter of 2007. Net revenues for the General Market Networks segment decreased 49.3% to $2.2 million in the quarter ended June 30, 2008, compared to $4.3 million in the quarter ended June 30, 2007. The decrease in net revenues for our General Market Networks segment is primarily due to the decrease in average paying subscribers, reflecting management’s decision to acquire subscribers at acceptable profit levels. Net revenues for our Other Affinity Networks segment increased 6.2% to $3.4 million in the second quarter of 2008 compared to $3.2 million in the second quarter of 2007. The increase in net revenues for our Other Affinity Networks segment is primarily attributable to an increase in average paying subscribers as well as an increase in the average price per unit. Net revenues of our Offline & Other Businesses segment decreased 13.7% to $765,000 in the second quarter of 2008 compared to $886,000 in the second quarter of 2007. The decrease in net revenues for our Offline & Other Businesses segment is largely attributable to a different combination of travel and event offerings in the second quarter of 2008 as compared to the second quarter of 2007.

Direct Marketing Expenses

Direct marketing expenses decreased 26.1% to $4.0 million in the second quarter of 2008 compared to $5.4 million in the second quarter of 2007. The majority of this decline can be attributed to a reduction in marketing programs associated with the General Market Networks and Jewish Networks segments. Direct marketing expenses for the Jewish Networks segment decreased 33.6% to $624,000 in the second quarter of 2008 compared to $940,000 in 2007. The decrease reflects the elimination of certain inefficient online and offline marketing programs. Direct marketing expenses for the General Market Networks segment decreased 52.8% to $962,000 in the second quarter of 2008 compared to $2.0 million in the second quarter of 2007. The decrease reflects management’s decision to pursue more cost-effective subscriber acquisition campaigns. Direct marketing expenses for the Other Affinity Networks segment increased 2.6% to $2.0 million for the second quarter of 2008 compared to $1.9 million in the second quarter of 2007. Direct marketing expenses for the Offline & Other Businesses segment decreased 14.1 % to $469,000 for the second quarter of 2008 compared to $546,000 for the same period in 2007. The decrease reflects a lower cost for the large-scale travel offering in the second quarter of 2008 compared to the similar trip in 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the second quarter of 2008 were $8.0 million, a decrease of 15% compared to $9.5 million for the second quarter of 2007. The decrease is primarily attributable to a $1.2 million decrease in general and administrative expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated support services. Sales and marketing expenses increased 30.4% to $1.1 million in the second quarter of 2008 compared to $865,000 in the second quarter of 2007. The increase can be primarily attributed to higher compensation and benefit expense associated with the addition of new employees. Stated as a percentage of net revenues, sales and marketing expenses increased to 7.5% in the second quarter of 2008 compared to 5.2% for the same period in 2007.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 32.5% to $581,000 in the second quarter of 2008 compared to $861,000 in the second quarter of 2007. The decrease is primarily due to a reduction in temporary labor and consulting fees of approximately $190,000 and approximately $76,000 of savings in payroll expense. The lower temporary labor, consulting fees and payroll expense reflect greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations. Stated as a percentage of net revenues, customer service expenses decreased to 3.9% in the quarter ended June 30, 2008 compared to 5.2% in the same period in 2007.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 13.5% to $1.0 million in the second quarter of 2008 compared to $1.2 million in the second quarter of 2007. The decrease is primarily due to lower depreciation expense of approximately $245,000, offset by an increase in salary and benefits expense of approximately $75,000. Stated as a percentage of net revenues, technical operations expenses decreased to 6.8% in the second quarter of 2008 compared to 7.1% in the same period in 2007.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 13.8% to $1.1 million in the second quarter of 2008 compared to $1.0 million in the same period in 2007. The increase can be primarily attributed to an increase in consulting fees of approximately $25,000 and an increase in site analytic fees of approximately $53,000. Stated as a percentage of net revenues, development expenses increased to 7.4% in the second quarter of 2008 compared to 5.9% in the same period in 2007.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 23.8% to $4.0 million in the second quarter of 2008 compared to $5.2 million in the second quarter of 2007. The decrease in general and administrative expense can be primarily attributed to the absence of Scheme of Arrangement costs of approximately $687,000, a $125,000 decrease in payroll expense, and $112,000 reduction in credit card fees. Stated as a percentage of net revenues, general and administrative expenses decreased to 26.6% in the second quarter of 2008 compared to 31.4% in the same period in 2007.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 37.3% to $222,000 in the second quarter of 2008 compared to $354,000 in the second quarter of 2007 as certain intangible assets were fully amortized.

Interest Income/Expense and Other, Net. Interest income/expense and other consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Net interest income decreased to $224,000 for the quarter ended June 30, 2008 from $297,000 for the same period in 2007. The decrease is primarily due to interest expense on our current borrowing and lower interest income which are offset by a $262,000 foreign currency translation gain associated with the intercompany loan. The lower interest income primarily reflects a lower cash balance in the second quarter of 2008 compared to the second quarter of 2007 due to the Company’s use of cash to fund its stock repurchases.

Net Income and Earnings Per Share

Net income for the second quarter of 2008 was $1.6 million, or $0.07 per share, compared to net income of $1.9 million, or $0.06 per share for the second quarter of 2007. The decrease to net income reflects lower operating expenses and a benefit from a currency translation adjustment, offset by a higher income tax provision and lower contribution in the second quarter of 2008. Earnings per share increased due to a reduction in fully diluted weighted average shares outstanding.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for 5% and 4% of total net revenues for the six month period ended June 30, 2008 and the six month period ended June 30, 2007, respectively, are attributable to certain offline events and revenue from third party advertising on some of our websites. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are typically offered in durations of one, three, five, six and twelve months. Plans with durations longer than one month are available at discounted rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 10.2% to $30.0 million in the first six months of 2008 compared to $33.4 million in the first six months of 2007. The majority of this decline can be attributed to the managed decline in the Company’s General Market Networks segment. Net revenues for the Jewish Networks segment increased 4.4% to $17.3 million in the first six months of 2008 compared to $16.6 million in the first six months of 2007. The increase in net revenues for the Jewish Networks segment is primarily due to a full six-month realization of a rate increase in the one-month subscription price of JDate.com compared to a partial period of rate increase realization in the first six months of 2007. Net revenues for the General Market Networks segment decreased 49.0% to $4.8 million in the six months ended June 30, 2008, compared to $9.3 million in the first six months of 2007. The decrease in net revenues for our General Market Networks segment is due to the decrease in average paying subscribers, reflecting management’s decision to improve contribution margin for this segment. Net revenues for our Other Affinity Networks segment increased 5.0% to $6.8 million in the first six months of 2008 compared to $6.4 million in the first six months of 2007. The increase in net revenues for our Other Affinity Networks segment is primarily attributed to an increase in average paying subscribers, higher average revenue per unit and higher advertising revenue. Net revenues for the Offline & Other Businesses segment increased 7.5% to $1.2 million in the first six months of 2008 compared to $1.1 million in the first six months of 2007. The increase in net revenues for our Offline & Other Businesses segment is largely attributable to a full quarter of HurryDate results in the first quarter of 2008 as well as an additional travel event in the first quarter of 2008. We acquired the HurryDate business in February 2007.

Direct Marketing Expenses

Direct marketing expenses decreased 33.7% to $8.1 million in the first six months of 2008 compared to $12.2 million in the first six months of 2007. The majority of this decline can be attributed to a reduction in inefficient marketing programs associated with the General Market Networks and Jewish segments. Direct marketing expenses for the Jewish Networks segment decreased 31.1% to $1.3 million in the first six months of 2008 compared to $1.9 million in the first six months of 2007. The decrease in marketing reflects the elimination of certain inefficient online and offline marketing programs. Direct marketing expenses for the General Market Networks segment decreased 59.5% to $2.3 million in the first six months of 2008 compared to $5.7 million in the same period in 2007. The decrease reflects management’s decision to pursue more cost effective subscriber acquisition marketing campaigns. Direct marketing expenses for the Other Affinity Networks segment decreased 2.6% to $3.8 million for the first six months of 2008 compared to $3.9 million in the first six months of 2007. Direct marketing expenses for the Offline & Other Businesses segment decreased 3.4% to $658,000 for the first six months of 2008 compared to $681,000 in 2007. The decrease reflects a lower cost for the travel offering in the second quarter of 2008 compared to the second quarter of 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the first six months of 2008 were $16.5 million, a decrease of 22.0% compared to $21.2 million for the first six months of 2007. The decrease is primarily attributable to a $2.5 million reduction in general and administrative expense, a $1.9 million impairment charge associated with the write down of the book carrying value of goodwill for AmericanSingles in the first quarter of 2007, and a $147,000 decrease in amortization of intangible assets expense.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated support services. Sales and marketing expenses increased 28.4% to $2.2 million in the first six months of 2008 compared to $1.7 million in the first six months of 2007. The increase can be primarily attributed to higher salaries and benefits expense associated with the addition of new employees. Stated as a percentage of net revenues, sales and marketing expenses increased to 7.3% in the first six months of 2008 compared to 5.1% for the same period in 2007.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 28.8% to $1.2 million in the first six months of 2008 compared to $1.7 million in the first six months of 2007. The decrease is most attributable to a $367,000 reduction in temporary labor and consulting fees. The lower temporary labor and consulting fees reflect greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations. Stated as a percentage of net revenues, customer service expenses decreased to 4.0% in the six months ended June 30, 2008 compared to 5.1% in the same period in 2007.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 11.9% to $2.1 million in the first six months of 2008 compared to $2.4 million in the first six months of 2007. The decrease is primarily due to a $458,000 decrease in depreciation expense, offset by a $187,000 increase in salaries and benefits expense. Stated as a percentage of net revenues, technical operations expenses decreased to 6.9% in the first six months of 2008 compared to 7.1% in the same period in 2007.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 9.9% to $2.3 million in the first six months of 2008 compared to $2.1 million in the first six months of 2007. The increase can be primarily attributed to a $100,000 increase in consulting and placement fees. Stated as a percentage of net revenues, development expenses increased to 7.8% in the first six months of 2008 compared to 6.3% in the same period in 2007.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 23.8% to $8.2 million in the first six months of 2008 compared to $10.7 million in the first six months of 2007. The decrease in general and administrative expense can be primarily attributed to the absence of $1.1 million in Scheme of Arrangement costs, a $430,000 decrease in salaries and benefits expense, a $346,000 decrease in credit card fees, a $157,000 decrease in property and casualty insurance expense, a $126,000 decrease in depreciation expense. Stated as a percentage of net revenues, general and administrative expenses decreased to 27.2% in the first six months of 2008 compared to 31.9% in the first six months of 2007.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 21.1% to $551,000 in the first six months of 2008 compared to $698,000 in the first six months of 2007.

Interest Income/Expense and Other, Net. Interest income/expense and other consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Net interest income increased to $558,000 for the six months ended June 30, 2008 from $502,000 for the same period in 2007. The increase is primarily due to a $622,000 foreign currency translation gain associated with the intercompany loan offset by $25,000 in interest expense on our current borrowing and lower interest income. The lower interest income reflects a lower cash balance in the first six months of 2008 due to the Company’s use of cash to fund its share repurchase program.

Net Income and Earnings Per Share

Net income for the first six months of 2008 was $3.2 million, or $0.13 per share, compared to net income of $534,000, or $0.02 per share for the first six months of 2007. The increase to net income is primarily attributed to a $679,000 increase in contribution, a $2.5 million decrease in G&A expenses, a $147,000 decrease in amortization expense, the absence of a $1.9 million charge for the impairment of goodwill, offset by a $2.7 million increase in the tax provision. Earnings per share increased due to a combination of higher net income as well as a reduction in fully diluted weighted average shares outstanding as a result of the Company’s stock repurchases.

Liquidity and Capital Resources

As of June 30, 2008, we have cash and cash equivalents of $10.8 million. We have historically financed our operations with internally generated funds.

On February 14, 2008, the Company, and Spark Networks Limited, as the borrower, entered into a $30.0 million credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and certain subsidiaries of the Company acting as guarantors. The credit agreement expires, and all borrowings there under mature and are due and payable, unless terminated earlier, on February 14, 2011, which may be extended upon six months’ notice and at the lender’s discretion. The credit agreement provides for committed loans, swing line loans (which are loans with terms of 10 business days or less), and letters of credit. All loans may be prepaid without any prepayment penalty. The per annum interest rate under the credit agreement is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The credit agreement contains various customary affirmative and negative covenants, such as the requirement to provide financial statements and notices upon certain events, and the prohibition of the creation of additional liens, borrowings and guarantees beyond those permitted in the credit agreement. The Company is also required to maintain a consolidated leverage ratio at any time during any period of four fiscal quarters of greater than 2.00 to 1.00 for quarters through March 31, 2010 and 1.50 to 1.00 for quarters on and after June 30, 2010, and a consolidated adjusted EBITDA for each period of four consecutive fiscal quarters of $12 million through the quarter ending September 30, 2008, $13 million for the quarters ending December 31, 2008 through September 30, 2009, $14 million for the quarters ending December 31, 2009 through September 30, 2010 and $15 million for the quarters ending on and after December 31, 2010. Upon an event of default, such as failure to pay under the credit agreement, a default under any other lending arrangement, a change of control or violation of a covenant, then a default rate of 2% per annum is added to the interest rates described above. As of June 30, 2008, the Company had a $5.0 million balance outstanding on its revolving credit facility.

Net cash provided by operations was $7.2 million for the six months ended June 30, 2008 compared to $6.5 million for the same period in 2007. The increase is primarily due to the improved profitability of our business.

Net cash used in investing activities was $760,000 for the first six months of 2008 compared to $2.5 million for the same period in 2007. In the first quarter of 2007, we made an initial payment of approximately $2.3 million for the purchase of HurryDate. In the second quarter of 2008, we paid an additional $770,000 to the former owners of HurryDate pursuant to an earn-out clause in the Purchase Agreement between the Company and the former owners of HurryDate.

Net cash used in financing activities was $4.4 million for the first six months of 2008 compared to $3.5 million for the first six months of 2007. For the first six months of 2008, the Company purchased its own shares for approximately $9.0 million and received funds from its revolving credit facility totaling $5.0 million. For the first six months of 2007, the Company purchased its own shares for approximately $3.3 million,

We believe that our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, planned capital expenditures and contractual obligations for at least the next 12 months. We may be required or find it desirable prior to such time to raise additional funds through bank financing or through the issuance of debt or equity.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relate primarily to our cash, cash equivalents, borrowings under our credit facility and marketable securities. We have not used derivative financial instruments to mitigate such risk.

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

Foreign Currency Risk

Our exposure to foreign currency risk is due primarily to our international operations. Revenues and certain expenses related to our international websites are denominated in the functional currencies of the local countries they serve. Primary currencies include Israeli shekels, Canadian dollars, British pound sterling and Euros. Our foreign subsidiary in Israel conducts business in its local currency. We translate into U.S. dollars the assets and liabilities using period-end rates of exchange and revenues and expenses using average rates of exchange for the year. Any weakening of the U.S. dollar against these foreign currencies will result in increased revenue, expenses and translation gains and losses in our consolidated financial statements. Similarly, any strengthening of the U.S. dollar against these currencies will result in decreased revenues, expenses and translation gains and losses. We do not believe that a hypothetical 10% increase in foreign currency exchange rates would have a material effect on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2008, our management, with the participation of our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the financial statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the period ending March 31, 2008 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities

Our board of directors authorized an open market stock buyback plan on March 10, 2008 for up to a total of 1.0 million shares of common stock. On March 14, 2008, our board of directors authorized an additional 500,000 shares. On May 5, 2008, we completed the buyback program having purchased the full 1,500,000 shares authorized under the plan. We purchased an additional 600,000 shares from a private party in the second quarter of 2008 for $2.5 million and another 1.6 million shares for approximately $6.1 million from a different private party in the third quarter of 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans
April 1 – Apr 30	119,768	4.39	119,768
May 1 – May 31	1,179,003	4.34	579,003
June 1 – June 30	—		—

Total	1,298,771		698,771

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 18, 2008, we held our annual meeting of stockholders. Of 25,225,449 shares eligible to vote, 22,372,589, or 88.7%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I—Election of Michael A Kumin, Class II Director and Proposal II—Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008.

Proposal I—Election of Michael A. Kumin, Class II Director

The election of Michael A. Kumin as a Class II director to serve a three-year term expiring in 2011 was approved with 20,227,425 shares voted for his election and 2,146,164 votes withheld.

Proposal II—Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008.

Proposal II was approved with 21,984,549 shares voted for, 388,040 voted against and none abstained from voting, thereby, ratifying the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008.

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

/s/ Brett A. Zane
by: Brett A. Zane
Chief Financial Officer

Date: August 14, 2008