Form 10-Q
period 2008-09-30
SPARK NETWORKS INC
filed 2008-11-13
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller-Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 21,441,544 outstanding ordinary shares, par value $0.001 per share, as of November 13, 2008.

SPARK NETWORKS, INC.

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,565	$8,796
Marketable securities	—	200
Restricted cash	876	1,706
Accounts receivable	1,235	1,433
Deferred tax asset – current portion	6	2,094
Prepaid expenses and other	1,440	1,289

Total current assets	10,122	15,518
Property and equipment, net	1,709	1,383
Goodwill, net	19,889	18,358
Intangible assets, net	4,522	5,177
Deferred tax asset – long term portion	5,488	3,106
Deposits and other assets	449	66

Total assets	$42,179	$43,608

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329	$1,585
Accrued liabilities	8,625	5,529
Deferred revenue	4,867	4,140
Notes payable and other short-term debt	2,501	21

Total current liabilities	16,322	11,275
Deferred tax liabilities	798	595
Other Liabilities – non-current	880	830

Total liabilities	18,000	12,700
Shares subject to rescission (Note 5)	—	7,480
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 22,455,544 and 26,132,789 at September 30, 2008 and December 31, 2007, respectively, at stated values of:	22	26
Additional paid-in-capital	47,803	52,262
Accumulated other comprehensive income	934	672
Accumulated deficit	(24,580)	(29,532)

Total stockholders’ equity	24,179	23,428

Total liabilities and stockholders’ equity	$42,179	$43,608

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$14,041	$15,768	$44,050	$49,204
Direct marketing expenses	3,409	4,076	11,504	16,277

Contribution	10,632	11,692	32,546	32,927
Operating expenses:
Sales and marketing (including share-based compensation of $157, $199, $546, and $592)	1,082	914	3,263	2,612
Customer service (including share-based compensation of $13, $27, $51, and $79)	599	737	1,811	2,440
Technical operations (including share-based compensation of $168, $171, $510, and $480)	1,000	1,038	3,084	3,404
Development (including share-based compensation of $138, $147, $456, and $434)	1,145	1,097	3,476	3,218
General and administrative (including share-based compensation of $501, $617, $1,549, and $2,172)	3,897	5,618	12,052	16,319
Amortization of intangible assets	107	330	658	1,028
Impairment of long-lived assets and goodwill	119	—	119	1,894

Total operating expenses	7,949	9,734	24,463	30,915

Operating income	2,683	1,958	8,083	2,012
Interest (income) and other expenses, net	149	(134)	(409)	(636)

Income before income taxes	2,534	2,092	8,492	2,648
Provision for income taxes	789	245	3,540	267

Net income	$1,745	$1,847	$4,952	$2,381

Net income per share – basic	$0.08	$0.06	$0.20	$0.08

Net income per share – diluted	$0.08	$0.06	$0.20	$0.08

Weighted average shares outstanding – basic	22,751	28,803	24,430	30,111
Weighted average shares outstanding – diluted	22,770	28,825	24,452	30,197

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,952	$2,381
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,298	2,418
Foreign exchange gain on intercompany loan	(537)	—
Impairment of long-lived assets and goodwill	119	1,894
Other	71	19
Share-based compensation	3,112	3,757
Deferred taxes	(90)	239
Changes in operating assets and liabilities:
Accounts receivable	198	(110)
Restricted cash	787	142
Prepaid expenses and other assets	(356)	113
Accounts payable and accrued liabilities	1,840	(877)
Deferred revenue	727	586

Net cash provided by operating activities	12,121	10,562

Cash flows from investing activities:
Sale of marketable securities	200	—
Purchases of property and equipment	(780)	(345)
Purchases of businesses and intangible assets	—	(2,265)
Cash paid in acquisition of business, net of cash acquired	(770)	—
Sale of property and equipment	—	25

Net cash used in investing activities	(1,350)	(2,585)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	10	1,698
Purchase of shares for retirement	(15,066)	(20,664)
Payments of capital lease obligations	—	(102)
Payment on deferred financing costs	(446)	—
Excess tax benefits from stock-based compensation	—	(1)
Payment for notes payable	—	(1,217)
Proceeds from borrowing on revolving credit facility	5,000	—
Payment on borrowing on revolving credit facility	(2,500)	—

Net cash used in financing activities	(13,002)	(20,286)

Net decrease in cash	(2,231)	(12,309)
Cash and cash equivalents at beginning of period	8,796	20,412

Cash and cash equivalents at end of period	$6,565	$8,103

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$28
Cash paid for income taxes	$556	$1,401

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our Scheme of Arrangement on July 9, 2007, the shares of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity (the “Company”), have been traded on the NYSE Alternext (formerly, the American Stock Exchange) and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s websites and search and contact other individuals who have posted profiles.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,745	$1,847	$4,952	$2,381
Changes in unrealized gains/losses in available for sale securities	—	1	(3)	2
Foreign currency translation adjustment	(59)	403	265	360

Total comprehensive income	$1,686	$2,251	$5,214	$2,743

2.	Net Income Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income Per Common Share – Basic
Net income applicable to common shares	$1,745	$1,847	$4,952	$2,381
Weighted average shares outstanding-basic	22,751	28,803	24,430	30,111

Basic Earnings Per Share	$0.08	$0.06	$0.20	$0.08

Income Per Common Share – Diluted
Net income applicable to common shares	$1,745	$1,847	$4,952	$2,381
Weighted average shares outstanding-basic	22,751	28,803	24,430	30,111
Dilutive options using the treasury stock method	19	22	22	86

Weighted average shares outstanding—diluted	22,770	28,825	24,452	30,197

Diluted earnings per share	$0.08	$0.06	$0.20	$0.08

3.	Acquisitions of Businesses and Intangibles

Kizmeet

On October 22, 2007, the Company entered into an agreement to purchase the stock of Kizmeet.com, a free, ad-supported, missed connections web-site. Since the majority of the purchase was related to the domain name, the Company recorded the entire purchase price of $360,000 as a domain name subject to annual impairment testing under SFAS 142. Kizmeet complements our current advertising offering and extends our reach with a service that caters to a different audience than our traditional online personals communities.

HurryDate Asset Acquisition

On February 1, 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company, for total initial consideration of $2.3 million, of which $2.0 million was paid at close in cash. In addition, subject to certain conditions in the purchase agreement, the Company would also pay additional consideration based on an earn-out calculation contingent upon the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. In the second quarter of 2007, the Company paid the remaining $250,000 of the initial cash consideration. On October 17, 2007, the Company entered into a letter agreement with the sellers and agreed the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts assume the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. The first of these amounts was paid during second quarter 2008 and recorded as an increase to goodwill for this acquisition. The purchase of HurryDate expanded the Company’s offline presence and solidified its position as the only leading online personals provider to effectively ‘marry’ the online and offline dating worlds. Of the $3.0 million of acquired intangible assets, $490,000 was assigned to member databases and is amortized over three years, $50,000 was assigned to subscriber databases which is amortized over five months, $800,000 was assigned to developed software which is amortized over five years, $360,000 was assigned to domain names which are not subject to amortization, and the remainder was recorded as goodwill.

4.	Revolving Credit Facility

In February 2008, the Company and Limited, as borrower, entered into an agreement (“the Agreement”) with Bank of America for a $30.0 million revolving credit facility. The initial term of the Agreement is for three years, and provides the Company with the opportunity to extend the initial term, subject to the lender’s consent. The per annum interest rate for this facility is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under this facility, measured on a daily basis. There is no prepayment penalty or premium associated with the early termination of this facility. The Agreement includes customary affirmative and negative covenants with which the Company was compliant as of September 30, 2008.

At September 30, 2008, there was a $2.5 million balance outstanding under the Agreement bearing an interest rate of 4.5%. Additionally, there was $27.5 million of borrowing capacity under this revolving credit facility. In connection with the Agreement, the Company recorded deferred financing costs of approximately $446,000 which were included in other current assets and deposits and other assets. The deferred financing costs will be amortized to interest expense over the term of the Agreement.

5.	Shareholders’ Equity

Share Repurchase

On July 18, 2008, in a privately negotiated transaction, the Company purchased 1.6 million shares of its common stock at an average price of $3.81 per share or approximately $6.1 million. All shares repurchased were retired.

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

The exercise price for stock options will be determined by the Compensation Committee in its discretion, but may not be less than 100% of the closing sale price of one share of the Company’s common stock on the NYSE Alternext (or any other applicable exchange on which the stock is listed) on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company on the date of grant, the exercise price may not be less than 110% of the closing sale price of one share of common stock on the date the stock option is granted.

As of September 30, 2008, total unrecognized compensation cost related to unvested stock options was $4.1 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2007	4,317	$5.98
Granted	29	5.36
Exercised	(124)	4.76
Cancelled	(184)	8.71

Outstanding at March 31, 2008	4,038	$6.1
Granted	120	4.45
Exercised	(5)	1.00
Cancelled	(138)	6.87

Outstanding at June 30, 2008	4,015	$6.07
Granted	7	4.2
Exercised	—	—
Cancelled	(288)	7.79

Outstanding at September 30, 2008	3,734	$6.01

Options issued prior to February 2007 are priced in foreign currency. Weighted average price per share calculations are impacted by foreign exchange fluctuations for these options.

Shares Subject to Rescission

Under the 2000 Plan, the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Plan may not have been exempt from registration and qualification under federal and California state securities laws. In prior financial statements, the Company disclosed the potential California and federal securities law violations in connection with options. The Company has reported in its financial statements for previous periods a put liability related to shares subject to rescission. The Company has reviewed the applicable statute of limitations related to the securities issuances and believes the civil liability related to those securities issuances has become minimal. As such, the Company has reclassified the put liability related to the shares subject to rescission into permanent stockholders’ equity, beginning with the period ended March 31, 2008.

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

In the third quarter of 2007, the Company reclassified certain expenses to conform to the current year presentation. The reclassification was done to more accurately reflect the Company’s expenses in accordance with current management’s view of the Company. In addition to the reclassification, in its annual 2007 10-K filing, the Company adjusted its operating expenses as originally reported in second quarter 2007 Form 10-Q to reflect changes in share-based compensation as discussed in detail in the 2007 Form 10-K.

The following information reflects reclassifications in the third quarter and the share-based compensation adjustments recorded in the fourth quarter of 2007:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Reported	Share-Based Compensation	Restated	As Reported	Share-Based Compensation	Restated
Net revenues	$15,768	$—	$15,768	$49,204	$—	$49,204
Direct marketing expenses	4,076	—	4,076	16,277	—	16,277

Contribution	11,692	—	11,692	32,927	—	32,927
Total operating expenses	9,559	175	9,734	31,167	(252)	30,915

Operating income (loss)	2,133	(175)	1,958	1,760	252	2,012
Net income (loss)	$2,022	$(175)	$1,847	$2,129	$252	$2,381

Net income (loss) per share – basic	$0.07	$(0.01)	$0.06	$0.07	$0.01	$0.08
Net income (loss) per share – diluted	$0.07	$(0.01)	$0.06	$0.07	$0.01	$0.08
Weighted average shares outstanding – basic	28,803		28,803	30,111		30,111
Weighted average shares outstanding – diluted	28,825		28,825	30,197		30,197

7.	Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenues
Jewish Networks	$8,444	$8,461	$25,754	$25,037
General Market Networks	1,721	3,416	6,471	12,732
Other Affinity Networks	3,498	3,394	10,256	9,830
Offline & Other Businesses	378	497	1,569	1,605

Total	$14,041	$15,768	$44,050	$49,204

Direct Marketing
Jewish Networks	$564	$779	$1,893	$2,708
General Market Networks	670	1,222	2,968	6,900
Other Affinity Networks	2,010	1,830	5,820	5,743
Offline & Other Businesses	165	245	823	926

Total	$3,409	$4,076	$11,504	$16,277

Contribution
Jewish Networks	$7,880	$7,682	$23,861	$22,329
General Market Networks	1,051	2,194	3,503	5,832
Other Affinity Networks	1,488	1,564	4,436	4,087
Offline & Other Businesses	213	252	746	679

Total	$10,632	$11,692	$32,546	$32,927

Unallocated operating expenses	7,949	9,734	24,463	30,915

Operating income	$2,683	$1,958	$8,083	$2,012

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

Legal Proceedings

Jason Adelman, etc., et al., v. Matchnet plc, etc., et al

On November 14, 2003, Jason Adelman filed a nationwide class action complaint against us in the Los Angeles County Superior Court based on an alleged violation of California Civil Code section 1694 et seq., which regulates businesses providing dating services. The complaint included allegations that we are a dating service as defined by the applicable statutes and, as an alleged dating service, we are required to provide language in our contracts allowing (i) members to rescind their contracts within three days, (ii) reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (iii) members to cancel their contracts in the event of disability or relocation. Causes of action include breach of applicable state law, fraudulent and deceptive business practices, breach of contract and unjust enrichment.

On August 8, 2006, the Court granted the Company’s application to bifurcate the Adelman trial of the issue of actual injury or damages and set the trial for August 17, 2006 (the “Bifurcated Damages Trial”). The Court determined at the Bifurcated Damages Trial that Adelman did not suffer any actual injury or damages, Adelman’s claims were dismissed, and a judgment was entered to award attorneys’ fees and costs to the Company. On January 31, 2007, the Court awarded the Company $50,000 in legal fees. Adelman filed an appeal seeking to vacate the judgment. In addition, the Company filed an appeal of the attorneys’ fees award in order to seek an award of all of the attorneys’ fees incurred in this matter. Although we agree that the Court properly granted our Attorneys’ Fees Motion, we believe the Court should have awarded us attorneys’ fees in the full amount we requested, approximately $390,000, and not the amount actually awarded, $50,000. Adelman has cross-appealed in an attempt to vacate the attorneys’ fees award entirely. The Appellate Court heard oral argument on February 19, 2008. On March 20, 2008, the Appellate Court issued an Order Vacating Submission in response to a letter dated March 17, 2008 from the Court of Appeals in which the Court has asked to be briefed on certain additional issues. Briefs were filed by both parties on April 23, 2008. On May 20, 2008, the Court entered its decision in which it affirmed the previous judgment and order awarding attorneys fees in the amount of $50,000. On June 26, 2008, Adelman filed a Petition for Hearing with the California Supreme Court. On August 13, 2008, the Company and Mr. Adelman entered into a confidential settlement and release agreement. On November 3, 2008, the Court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.

Data Match Enterprises of Texas, LLC v. Spark Networks, Inc., et al.

Data Match Enterprises of Texas has asserted that the Company has infringed U.S. Patent No. 5,623,660, entitled “System For Regulating Access to Data Base for Purposes of Data Base Management.” The litigation was commenced against other defendants on October 4, 2007. The Company was added as a defendant by an Amended Complaint dated May 1, 2008. The Company filed an Answer on August 4, 2008. A status conference with the Court is scheduled for December 2, 2008.

ISYSTEMS v. Spark Networks, Inc. et al.

On November 10, 2008, ISYSTEMS attempted to serve Spark Networks, Inc., Spark Networks Limited and other parties a complaint related to litigation in the United States District Court, Northern District of Texas, Dallas Division. ISYSTEMS alleges claims for fraud and statutory violations related to the domain name, JDate.net. The lawsuit was filed in response to an arbitration award received by Spark Networks Limited, pursuant to rules governing domain registrars as instituted by the Internet Corporation for Assigned Names and Numbers (also known as “ICANN”), requiring the transfer of the domain name, JDate.net, to Spark Networks Limited from ISYSTEMS.

The Company strongly disputes the merits of the claims asserted in these matters and shall vigorously defend against them.

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

9.	Impairment of Long-Lived Assets and Goodwill

In the first quarter of 2007, the Company undertook certain marketing initiatives designed to reverse the decline in revenues for its AmericanSingles website. While partially successful, the initiatives at that time did not increase new subscriber additions to the point that subscriber levels stabilized, and management determined that spending required for the marketing initiatives was not sustainable and thus the initiatives were terminated and spending was reduced to lower levels. An analysis of the expected cash flows from the website after the first quarter 2007 initiatives were terminated resulted in expectations of future profitability for the site that were insufficient to sustain the carrying value of goodwill on the Company’s balance sheet. Accordingly, the Company recorded a $1.9 million impairment expense related to the elimination of the book carrying value of goodwill under SFAS 142 “Goodwill and Other Intangible Assets” related to AmericanSingles in the first quarter of 2007.

In the third quarter of 2008, the Company recorded a $119,000 impairment expense related to development costs for a discontinued web-based product.

10.	Subsequent Events

Revolving Credit Facility

On October 14, 2008 the Company borrowed an additional $5.0 million, bearing an interest rate of 4.5% with $22.5 million of borrowing capacity remaining under this revolving credit facility.

Shares Repurchased

On October 17, 2008, in a privately negotiated transaction, the Company purchased approximately one million shares of its common stock at $3 per share or approximately $3 million. The shares repurchased were retired.

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

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands and our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; and successfully implement our current long-term growth strategy, and other factors described in the “Risk Factors” section and elsewhere in this report and in the “Risk Factors” section of our 2007 Annual Report and subsequent quarterly reports on Form 10-Q.

General

As of the completion of the Scheme of Arrangement on July 9, 2007, the shares of Spark Networks, Inc. have been traded on the NYSE Alternext (formerly the American Stock Exchange). Prior to our Scheme of Arrangement, we were a public limited company incorporated under the laws of England and Wales and our ordinary shares in the form of Global Depositary Shares traded on the Frankfurt Stock Exchange and in the form of American Depository Shares on the American Stock Exchange. We are a leading provider of online personals services in the United States and internationally. Our websites enable adults to meet online and participate in communities, become friends, date, form long-term relationships or marry.

Segment Reporting

For Segment information, please refer to Note 7 of the notes to the financial statements elsewhere in this document.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average Paying Subscribers
Jewish Networks	91,703	93,603	92,007	94,326
General Market Networks	27,814	48,760	32,941	60,910
Other Affinity Networks	66,600	62,950	63,347	61,504
Offline & Other Businesses	1,565	2,195	1,968	1,539

Total	187,682	207,508	190,263	218,279

Results of Operations

The following table presents our historical operating results as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Direct marketing	24.3	25.8	26.1	33.1

Contribution margin	75.7	74.2	73.9	66.9

Operating expenses:
Sales and marketing	7.7	5.8	7.4	5.3
Customer service	4.3	4.7	4.1	5.0
Technical operations	7.1	6.6	7.0	6.9
Development	8.2	7.0	7.9	6.5
General and administrative	27.7	35.6	27.3	33.2
Amortization of intangible assets	0.8	2.1	1.5	2.1
Impairment of goodwill and long-lived assets	0.8	—	0.3	3.8

Total operating expenses	56.6	61.7	55.5	62.8

Operating income	19.1	12.4	18.4	4.1
Interest (income) and other expenses, net	1.1	(0.8)	(0.9)	(1.3)

Income before income taxes	18.0	13.3	19.3	5.4
Provision for income taxes	5.6	1.6	8.0	0.5

Net income	12.4%	11.7%	11.3%	4.8%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for approximately 6% and 4% of total net revenues for the three months ended September 30, 2008 and 2007, respectively, are attributable to certain offline events and third party advertising. Revenues are presented net of credits and credit card charge-backs. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 11.0% to $14.0 million in the third quarter of 2008 compared to $15.8 million in the third quarter of 2007. The majority of this decline can be attributed to the managed decline in the Company’s General Market Networks segment. Net revenues for the Jewish Networks segment were flat at $8.4 million in the third quarter of 2008 as compared with the same quarter in 2007. Net revenues for the General Market Networks segment decreased 49.6% to $1.7 million in the quarter ended September 30, 2008, compared to $3.4 million in the quarter ended September 30, 2007. The decrease in net revenues for our General Market Networks segment is primarily due to the decrease in average paying subscribers, reflecting management’s decision to acquire subscribers at acceptable contribution levels. Net revenues for our Other Affinity Networks segment increased 3.1% to $3.5 million in the third quarter of 2008 compared to $3.4 million in the third quarter of 2007. The increase in net revenues for our Other Affinity Networks segment is primarily attributable to an increase in average paying subscribers. Net revenues of our Offline & Other Businesses segment decreased 23.9% to $378,000 in the third quarter of 2008 compared to $497,000 in the third quarter of 2007. The decrease in net revenues for our Offline & Other Businesses segment is largely attributable to a different combination of travel and event offerings in the third quarter of 2008 as compared to the third quarter 2007.

Direct Marketing Expenses

Direct marketing expenses decreased 16.4% to $3.4 million in the third quarter of 2008 compared to $4 million in the third quarter of 2007. The majority of this decline can be attributed to a reduction in marketing programs associated with the General Market Networks and Jewish Networks segments. Direct marketing expenses for the Jewish Networks segment decreased 27.6% to $564,000 in the third quarter of 2008 compared to $779,000 in the third quarter 2007. The decrease reflects the elimination of certain inefficient online and offline marketing programs. Direct marketing expenses for the General Market Networks segment decreased 45.2% to $670,000 in the third quarter of 2008 compared to $1.2 million in the third quarter of 2007. The decrease reflects management’s decision to pursue more cost-effective subscriber acquisition campaigns. Direct marketing expenses for the Other Affinity Networks segment increased 9.8% to $2.0 million for the third quarter of 2008 compared to $1.8 million in the third quarter 2007. Direct marketing expenses for the Offline & Other Businesses segment decreased 32.7% to $165,000 for the third quarter of 2008 compared to $245,000 for the same period in 2007. The decrease reflects fewer travel offerings in the third quarter of 2008 compared to the third quarter of 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the third quarter of 2008 were $7.9 million, a decrease of 18.3% compared to $9.7 million for the third quarter of 2007. The decrease is primarily attributable to a $1.7 million decrease in general and administrative expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated support services. Sales and marketing expenses increased 18.4% to $1.1 million in the third quarter of 2008 compared to $914,000 in the third quarter of 2007. The increase can be primarily attributed to higher compensation and benefits expense associated with the addition of new employees. Stated as a percentage of net revenues, sales and marketing expenses increased to 7.7% in the third quarter of 2008 compared to 5.8% for the same period in 2007.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 18.7% to $599,000 in the third quarter of 2008 compared to $737,000 in the third quarter of 2007. The decrease is primarily due to a reduction in temporary labor and consulting fees of approximately $120,000. The lower temporary labor and consulting fees reflect greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations. Stated as a percentage of net revenues, customer service expenses decreased to 4.3% in the quarter ended September 30, 2008 compared to 4.7% in the same period in 2007.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 3.7% to $1.0 million in the third quarter of 2008 compared to the third quarter of 2007. Stated as a percentage of net revenues, technical operations expenses increased to 7.1% in the third quarter of 2008 compared to 6.6% in the same period in 2007 reflecting comparatively lower revenues in the quarter.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 4.4% to $1.1 million in the third quarter of 2008 compared to the same quarter of 2007. Stated as a percentage of net revenues, development expenses increased to 8.2% in the third quarter of 2008 compared to 7.0% in the same period in 2007.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 30.6% to $3.9 million in the third quarter of 2008 compared to $5.6 million in the third quarter of 2007. The decrease in general and administrative expense can be primarily attributed to the absence of Scheme of Arrangement costs of approximately $775,000, a $175,000 decrease in legal fees, a $129,000 decrease in consultant fees, a $156,000 decrease in credit card fees and $200,000 reduction in Sarbanes Oxley related fees. Stated as a percentage of net revenues, general and administrative expenses decreased to 27.7% in the third quarter of 2008 compared to 35.6% in the same period in 2007.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 67.6% to $107,000 in the third quarter of 2008 compared to $330,000 in the third quarter of 2007 as certain intangible assets were fully amortized.

Interest Income/Expense and Other, Net. Interest income/expense and other consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Interest expenses and other expenses were $149,000 for the quarter ended September 30, 2008 versus net interest income of $134,000 for the same period in 2007. The change is primarily due to a foreign currency translation loss, interest expense on our current borrowing and lower interest income. The lower interest income primarily reflects a lower cash balance in the third quarter of 2008 compared to the third quarter of 2007 due to the Company’s use of cash to fund its stock repurchases.

Net Income and Earnings Per Share

Net income for the third quarter of 2008 was $1.7 million, or $0.08 per share, compared to net income of $1.8 million, or $0.06 per share for the third quarter of 2007. The decrease to net income reflects lower contribution offset by lower operating expenses. Earnings per share increased due to a reduction in fully diluted weighted average shares outstanding.

Nine Months Ended September 30, 2008 Compared to nine Months Ended September 30, 2007

Net Revenues

Substantially all of our net revenues are derived from subscription fees. The remainder of our net revenues, accounting for 6% and 4% of total net revenues for the nine month periods ended September 30, 2008 and 2007, respectively, are attributable to certain offline events and revenue from third party advertising. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are typically offered in durations of one, three, six and twelve months. Plans with durations longer than one month are available at discounted rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 10.5% to $44.1 million in the first nine months of 2008 compared to $49.2 million in the first nine months of 2007. The majority of this decline can be attributed to the managed decline in the Company’s General Market Networks segment. Net revenues for the Jewish Networks segment increased 2.9% to $25.8 million in the first nine months of 2008 compared to $25.0 million in the first nine months of 2007. The increase in net revenues for the Jewish Networks segment is primarily due to a full nine-month realization of a rate increase in the one-month subscription price of JDate.com compared to a partial period of rate increase realization in the first nine months of 2007. Net revenues for the General Market Networks segment decreased 49.2% to $6.5 million in the nine months ended September 30, 2008, compared to $12.7 million in the first nine months of 2007. The decrease in net revenues for our General Market Networks segment is due to the decrease in average paying subscribers, reflecting management’s decision to improve contribution margin for this segment. Net revenues for our Other Affinity Networks segment increased 4.3% to $10.3 million in the first nine months of 2008 compared to $9.8 million in the first nine months of 2007. The increase in net revenues for our Other Affinity Networks segment is primarily attributed to an increase in average paying subscribers and higher advertising revenue. Net revenues for the Offline & Other Businesses segment decreased 2.2% to $1.6 million in the first nine months of 2008 compared to the first nine months of 2007.

Direct Marketing Expenses

Direct marketing expenses decreased 29.3% to $11.5 million in the first nine months of 2008 compared to $16.3 million in the first nine months of 2007. The majority of this decline can be attributed to a reduction in marketing programs associated with the General Market Networks and Jewish Network segments. Direct marketing expenses for the Jewish Networks segment decreased 30.1% to $1.9 million in the first nine months of 2008 compared to $2.7 million in the first nine months of 2007. Direct marketing expenses for the General Market Networks segment decreased 57.0% to $3.0 million in the first nine months of 2008 compared to $6.9 million in the same period in 2007. The decrease reflects management’s decision to pursue more cost effective subscriber acquisition marketing campaigns. Direct marketing expenses for the Other Affinity Networks segment increased 1.3% to $5.8 million for the first nine months of 2008 compared to $5.7 million in the first nine months of 2007. Direct marketing expenses for the Offline & Other Businesses segment decreased 11.1% to $823,000 for the first nine months of 2008 compared to $926,000 in 2007. The decrease reflects fewer travel offerings for the first nine months of 2008 compared to the same period in 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the first nine months of 2008 were $24.5 million, a decrease of 20.9%, compared to $30.9 million for the first nine months of 2007. The decrease is primarily attributable to a $4.3 million reduction in general and administrative expense, a $1.9 million impairment charge associated with the write down of the book carrying value of goodwill for AmericanSingles in the first quarter of 2007, and a $370,000 decrease in amortization of intangible assets expense.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated support services. Sales and marketing expenses increased 24.9% to $3.3 million in the first nine months of 2008 compared to $2.6 million in the first nine months of 2007. The increase can be primarily attributed to higher salaries and benefits expense associated with the addition of new employees and costs associated with a third party e-mail service. Stated as a percentage of net revenues, sales and marketing expenses increased to 7.4% in the first nine months of 2008 compared to 5.3% for the same period in 2007.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 25.8% to $1.8 million in the first nine months of 2008 compared to $2.4 million in the first nine months of 2007. The decrease is most attributable to a $445,000 reduction in temporary labor and consulting fees. The lower temporary labor and consulting fees reflect greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations. Stated as a percentage of net revenues, customer service expenses decreased to 4.1% in the nine months ended September 30, 2008 compared to 5.0% in the same period in 2007.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 9.4% to $3.1 million in the first nine months of 2008 compared to $3.4 million in the first nine months of 2007. The decrease is primarily due to a $579,000 decrease in depreciation expense, offset by a $307,000 increase in salaries and benefits expense. Stated as a percentage of net revenues, technical operations expenses increased to 7.0% in the first nine months of 2008 compared to 6.9% in the same period in 2007.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 8.0% to $3.5 million in the first nine months of 2008 compared to $3.2 million in 2007. The increase can be primarily attributed to a $118,000 increase in consulting and placement fees and an $80,000 increase in salaries and benefit expense. Stated as a percentage of net revenues, development expenses increased to 7.9% in the first nine months of 2008 compared to 6.5% in the same period in 2007.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 26.1% to $12.1 million in the first nine months of 2008 compared to $16.3 million in the first nine months of 2007. The decrease in general and administrative expense can be primarily attributed to the absence of $1.9 million in Scheme of Arrangement costs, a $622,000 decrease in share-based compensation, a $335,000 decrease in salaries and benefits expense, a $489,000 decrease in credit card fees and fines, a $202,000 decrease in property and casualty insurance expense and a $138,000 decrease in rent expense. Stated as a percentage of net revenues, general and administrative expenses decreased to 27.3% in the first nine months of 2008 compared to 33.2% in the first nine months of 2007.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 36.0% to $658,000 in the first nine months of 2008 compared to $1.0 million in the first nine months of 2007.

Interest Income/Expense and Other, Net. Interest income/expense and other consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Net interest income decreased to $409,000 for the nine months ended September 30, 2008 from $636,000 for the same period in 2007. The decrease is primarily due to lower interest income. The lower interest income reflects a lower cash balance in the first nine months of 2008 due to the Company’s use of cash to fund its share repurchase programs.

Net Income and Earnings Per Share

Net income for the first nine months of 2008 was $5.0 million, or $0.20 per share, compared to net income of $2.4 million, or $0.08 per share for the first nine months of 2007. The increase to net income is primarily attributed to a $4.3 million decrease in G&A expenses, a $370,000 decrease in amortization expense, a decrease of $1.8 million related to the charge for the impairment of goodwill, offset by a $381,000 decrease in contribution and a $3.3 million increase in the tax provision. Earnings per share increased due to a combination of higher net income as well as a reduction in fully diluted weighted average shares outstanding as a result of the Company’s stock repurchases.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $6.6 million. We have historically financed our operations with internally generated funds.

On February 14, 2008, the Company, and Spark Networks Limited, as the borrower, entered into a $30.0 million credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and certain subsidiaries of the Company acting as guarantors. The credit agreement expires, and all borrowings there under mature and are due and payable, unless terminated earlier, on February 14, 2011, which may be extended upon six months’ notice and at the lender’s discretion. The credit agreement provides for committed loans, swing line loans (which are loans with terms of 10 business days or less), and letters of credit. All loans may be prepaid without any prepayment penalty. The per annum interest rate under the credit agreement is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The credit agreement contains various customary affirmative and negative covenants, such as the requirement to provide financial statements and notices upon certain events, and the prohibition of the creation of additional liens, borrowings and guarantees beyond those permitted in the credit agreement. The Company is also required to maintain a consolidated leverage ratio at any time during any period of four fiscal quarters of no greater than 2.00 to 1.00 for quarters through March 31, 2010 and 1.50 to 1.00 for quarters on and after June 30, 2010, and a consolidated adjusted EBITDA for each period of four consecutive fiscal quarters of $12 million through the quarter ending September 30, 2008, $13 million for the quarters ending December 31, 2008 through September 30, 2009, $14 million for the quarters ending December 31, 2009 through September 30, 2010 and $15 million for the quarters ending on and after December 31, 2010. The Company was in compliance with these covenants as of September 30, 2008. Upon an event of default, such as failure to pay under the credit agreement, a default under any other lending arrangement, a change of control or violation of a covenant, then a default rate of 2% per annum is added to the interest rates described above. As of September 30, 2008, the Company had a $2.5 million balance outstanding on its revolving credit facility.

Net cash provided by operations was $12.1 million for the nine months ended September 30, 2008 compared to $10.6 million for the same period in 2007. The increase is primarily due to the improved profitability of our business.

Net cash used in investing activities was $1.4 million for the first nine months of 2008 compared to $2.6 million for the same period in 2007. In the first quarter of 2007, we made an initial payment of approximately $2.3 million for the purchase of HurryDate. In the second quarter of 2008, we paid an additional $770,000 to the former owners of HurryDate pursuant to an earn-out clause in the Purchase Agreement between the Company and the former owners of HurryDate.

Net cash used in financing activities was $13.0 million for the first nine months of 2008 compared to $20.3 million for the first nine months of 2007. For the first nine months of 2008, the Company purchased its own shares for approximately $15.0 million and received funds from its revolving credit facility totaling $2.5 million. For the first nine months of 2007, the Company purchased its own shares for approximately $20.7 million.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, planned capital expenditures and contractual obligations for at least the next 12 months. We may be required or find it desirable prior to such time to raise additional funds through bank financing or through the issuance of debt or equity.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.

ITEM 3.	QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relate primarily to our cash, cash equivalents and marketable securities. We have not used derivative financial instruments to mitigate such risk.

Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their market values adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Due to the short-term nature of our investment portfolio, and our ability to liquidate this portfolio in short order, we do not believe a 10% increase in interest rates would have a material effect on the fair market value of our investment portfolio.

Foreign Currency Risk

Our exposure to foreign currency risk is due primarily to our international operations. Revenues and certain expenses related to our international websites are denominated in the functional currencies of the local countries they serve. Primary currencies include Israeli shekels, Canadian dollars, British pound sterling and Euros. Our foreign subsidiary in Israel conducts business in its local currency. We translate into U.S. dollars the assets and liabilities using period-end rates of exchange and revenues and expenses using average rates of exchange for the year. Any weakening of the U.S. dollar against these foreign currencies will result in increased revenue, expenses and translation gains and losses in our consolidated financial statements. Similarly, any strengthening of the U.S. dollar against these currencies will result in decreased revenues, expenses and translation gains and losses. We do not believe a hypothetical 10% increase in foreign currency exchange rates would have a material effect on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2008, our management, with the participation of our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the financial statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the periods ended March 31, and June 30, 2008 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities

In the third quarter of 2008, we purchased 1.6 million of our own shares from private parties for $6.1 million. We purchased an additional approximately one million shares our own shares from private parties for approximately $3 million in the fourth quarter of 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans
July 1 – July 31	1,600,000	$3.81	—
August 1 – August 31	—	—	—
Sept 1 – Sept 30	—	—	—

Total	1,600,000		—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett Zane
by: Brett Zane
Chief Financial Officer

Date: November 13, 2008