Form 10-K
period 2008-12-31
SPARK NETWORKS INC
filed 2009-03-26
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NO. 001-32750

SPARK NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	20-8901733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8383 Wilshire Boulevard, Suite 800, Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 658-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2008 was approximately $63,760,743 based on $4.29, the closing price of the registrant’s common stock on the NYSE Amex on that date.

The registrant had 20,551,544 outstanding common stock, par value $0.001 per share, as of March 25, 2009.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, this Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

Spark Networks and Spark Networks logos are trademarks and/or registered trademarks of Spark Networks Limited, the Company’s wholly owned subsidiary.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this annual report on Form 10-K, regarding, among other matters:

•	our ability to attract members to our Web sites, convert members into paying subscribers and retain our paying subscribers;

•	the highly competitive nature of our business;

•	our ability to keep pace with rapid technological change;

•	the strength of our existing brands and our ability to maintain and enhance those brands;

•	our ability to effectively manage our expenses;

•	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;

•	uncertainties relating to potential acquisitions of companies;

•	the volatility of the price of our equity securities;

•	the strain on our resources and management team of being a public company;

•	the ability of our principal stockholders to exercise significant influence over our company; and

•	other factors referenced in this annual report on Form 10-K and other reports.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this annual report on Form 10-K to conform these statements to actual results or to changes in our expectations.

You should read this annual report on Form 10-K, and the documents that we reference in this annual report on Form 10-K and have filed as exhibits with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We maintain a corporate Web site at www.spark.net. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the SEC free of charge at our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our Web address is provided for informational purposes only and does not constitute incorporation by reference of the information contained on this Web site.

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Spark Networks, Inc., a Delaware corporation and its subsidiaries.

Our Business

We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships. We provide this opportunity through many features on our Web sites, such as profiles, onsite email centers, real-time chat rooms, instant messaging services and offline singles events.

Currently, our key Web sites include JDate.com, AmericanSingles.com, BlackSingles.com and ChristianMingle.com. We operate several international Web sites and maintain operations in the United States and Israel. Information regarding the geographical source of our revenues can be found in Note 11 to our Consolidated Financial Statements included in this annual report. Membership on our sites is free and allows a registered user to post a personal profile and access our searchable database of member profiles and customer service. On most of our websites, the ability to initiate most communication with other members requires the payment of a monthly subscription fee, which represents our primary source of revenue. We offer discounted subscription rates for members who subscribe for periods longer than one month. Subscriptions primarily renew automatically for subsequent one-month periods until paying subscribers terminate them.

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our reorganization on July 9, 2007 through a shareholder vote and court process in the United Kingdom known as a “Scheme of Arrangement”, the common stock of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity, has been traded on the NYSE Amex (formerly the American Stock Exchange) and the Company has become Limited’s successor reporting entity.

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

Our Competitive Strengths

•

Strength of the JDate Brand. We believe JDate, with its strong brand recognition, is a valuable asset. We believe the strength of the JDate brand will continue to allow us to market to and serve the Jewish community profitably. Because of the strength of the JDate brand, we are not required to spend as much on marketing JDate as we are on our other Web sites, or as much as others in the industry may spend on their personals Web sites.

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

•

Web Site Functionality. We continually evaluate the functionality of our Web sites to improve our members’ experience. Many of the features we offer, such as onsite emails, real-time chat rooms, instant messaging, E-cards and message boards increase the probability of communication between our members, which we believe increases the number and percentage of members who become or remain paying subscribers. We believe this functionality drives return visits to our Web sites and helps retain paying subscribers.

•

Customer Service Focus. Our multi-lingual call centers and email support team help members with such matters as completing personal profiles and choosing photos for their profiles, as well as answering questions about billing and technical issues. We believe the quality of our customer service increases member satisfaction, which improves the number and percentage of members that become and remain paying subscribers.

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

Our Web Sites. We believe we are a unique company in the online personals industry because, in addition to servicing mass markets, we operate Web sites targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites in English, Hebrew and French. Some of our Web sites, organized by segment, are as follows:

Web Site	Target Audience
Jewish Networks
JDate.com	Jewish singles
Cupid.co.il	Jewish singles (Hebrew speakers)
JDate.co.il	Jewish singles (Hebrew speakers)
JDate.fr	Jewish singles (French speakers)

General Market Networks
American Singles.com	Non-targeted
CollegeLuv.com	College singles
Date.ca	Canadian singles
Date.co.uk	UK singles

Other Affinity Networks
AdventistSinglesConnection.com	Adventist singles
AsianSinglesConnection.com	Asian singles
BBWPersonalsPlus.com	Big beautiful women and admirers
Black Singles.com	African-American singles
CanadianPersonals.net	Canadian singles

Web Site	Target Audience
CatholicMingle.com	Catholic singles
ChristianMingle.com	Christian singles
DeafSinglesConnection.com	Deaf singles
GreekSinglesConnection.com	Greek singles
IndianMatrimonialNetwork.com	Indian singles
InterracialSingles.net	Interracial singles
ItalianSinglesConnection.com	Italian singles
LatinSinglesConnection.com	Latin singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
MilitarySinglesConnection.com	Military singles
PrimeSingles.net	Mature singles
SingleParentsMingle.com	Single parents
UKSinglesConnection.com	UK singles

Offline and Other Businesses
HurryDate.com	Rapid dating and offline events
Kizmeet.com	Missed connections
Facelink.com	Free dating search engine
Spark.com	Free dating search engine

Web Site Features. We offer different ways for our members to communicate including:

•

On-Site Email. We provide all paying subscribers with private message centers, dedicated exclusively to communications with other paying subscribers. These personal on-site email boxes offer features such as customizable folders for storing correspondence, the ability to know when sent messages were read, as well as block and ignore functions, which allow a paying subscriber to control future messages from specific paying subscribers.

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

•

Real-Time Chat Rooms. Paying subscribers can use our exclusive chat rooms to mix and mingle in real-time, building a sense of community through group discussions. Additional features enable users to add customized graphics such as emoticons to their conversations.

•	Ice Breakers. Members can send pre-packaged opening remarks, referred to on the Web sites as “flirts” and “teases,” to other members or paying subscribers.

•

Click! Our patented Click! feature connects members who think they would be compatible with each other. A member clicks “yes,” “no” or “maybe” in another member’s profile. When two members click “yes” in each other’s profiles, our patented feature sends an email to both of them alerting them of a possible match.

Travel and Events. As a complement to our online services, we offer travel and other promotional events which allow individuals to meet in a more personal environment. Our travel and events are typically cruises, dinners, speed dating events or other mixers designed to facilitate social interaction.

Business Strategy

We intend to grow revenue by driving additional traffic to our Web sites, increasing the number and percentage of our members who convert to paying subscribers, launching new or acquiring existing businesses, implementing advertising sales on select Web sites and expanding our offline events.

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

Increase Conversion Rates. We believe a growth opportunity lies in our ability to convert more of our members into paying subscribers. We plan to achieve this increase in conversion by focusing on:

•

Improved member communications. We believe enhanced member communications is a key component to growing our business. We continue to focus on improving and enhancing our Web site functionality and features to encourage communications between members. Most of these communications require members to become paying subscribers. We will also continue to inform members of new features and functions to increase the number of visitors to our Web sites who become paying subscribers.

•

Improved search. We believe the more successful members are in finding matches in our database, the more likely they are to want to communicate with those members. To initiate email and instant message communication or participate in the chat rooms or message boards, members must become paying subscribers. We intend to continue to enhance the quality and relevance of our search results to provide fast, relevant suggestions.

•

Leveraging strong customer service. Each time a member or a potential member contacts our customer service center by email or phone, he or she represents a potential new paying subscriber. By training our customer service representatives on upselling opportunities, we believe they will continue to be successful in selling our services.

Extend into new affinity-focused markets. We constantly evaluate new opportunities to identify potential new affinity-focused markets into which we may expand either organically or through acquisition. Our large member base provides us with significant consumer data to evaluate opportunities for growth into such new markets and identify those target groups that may prefer a service dedicated to their particular affinity group. We intend to target affinity markets we believe are receptive to paid online personals and are large enough to attain a critical mass of members and paying subscribers.

Implement ad sales. We believe there is an opportunity for additional revenue from the sale of advertising on our Web sites. We expect advertisers will continue to seek highly targeted environments such as ours to complement their brands and reach niche consumers. We intend to remain selective about our choices for advertising partners so as not to adversely affect the quality of our user experience. In addition, advertisers have expressed an interest in our ability to provide them with an offline presence at our various parties and events around the country.

Expand offline presence. We intend to expand upon our offline events offerings and offer a value proposition to our members and subscribers that is unique in the online dating world.

Sales and Marketing

We engage in a variety of marketing activities intended to drive consumer traffic to our Web sites and to allow us the opportunity to introduce our products and services to prospective members. Our marketing efforts are principally focused online, where we employ a combination of banner and other display advertising. We also rely on commercial search listings and direct email campaigns to attract potential members and paying subscribers, and use a network of online affiliates, through which we acquire traffic. None of these affiliates individually represents a material portion of our revenue. These affiliate arrangements are easily cancelable, often with only one day notice. Typically, we do not have exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors.

We supplement our online marketing by employing a variety of offline marketing and business development activities. These include print, public relations, event sponsorship and promotional alliances. We believe a more targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our Web sites and, therefore, increase the numbers of our members and paying subscribers.

Customer Service

Our customer service representatives help members with matters such as completing personal essays and choosing photos for their profiles, as well as answering questions about billing and technical issues. Customer service representatives receive ongoing training in an effort to better personalize the experience for members and paying subscribers who call or email us and to capitalize on upselling opportunities.

Technology

Throughout the year projects, such as premium services, were successfully deployed using a mix of our proprietary technologies. In addition to our new products, our technology employees maintain our software and hardware infrastructure.

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

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Yahoo! Personals, Match.com, a wholly-owned subsidiary of InterActiveCorp, and eHarmony, all of which operate primarily in North America. In addition, we face competition from social networking Web sites such as MySpace and Facebook. There are numerous other companies offering online personals services, but are smaller than us in terms of paying subscribers and annual revenue generation.

Employees

As of December 31, 2008, we had 183 full-time equivalent employees. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

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

Risks Related to Our Business

Our growth rates may decline and our operating margins could deteriorate; our business may be adversely affected as a result of the economic downturn.

Our revenue has declined over the last few years. It is possible our operating margins will deteriorate if revenue growth does not exceed planned increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, general and administrative and technical operations expenses.

Our member and paying subscriber base is composed of individual consumers and in the event of a prolonged economic downturn in the United States or in our international markets in which spending by individual consumers drops significantly, our current and potential subscribers may be unable or unwilling to subscribe to our services and our business may be negatively affected. To the extent the overall economy continues to deteriorate, we may lose existing members and paying subscribers and fail to attract new members and paying subscribers. Average paying subscribers decreased 12.4% in 2008 compared to 2007. If our members and paying subscribers continue to decrease, then our revenues would decrease and our operations could be adversely affected.

We have significant operating losses and we may incur additional losses in the future.

Although we were profitable in 2008, 2007 and 2006, we have historically generated significant operating losses. As of December 31, 2008, we had an accumulated deficit of approximately $24.7 million. We had net income of approximately $4.8, $9.0 and $6.6 million for the years ended December 31, 2008, 2007 and 2006 respectively. If our revenues do not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenues continue to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

Adverse capital and credit market conditions could limit our access to capital and increase our cost of capital, which may significantly affect our ability to meet liquidity needs.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Without sufficient liquidity, we may be forced to curtail certain operations and may be unable to operate our business as we deem appropriate. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

If our efforts to attract a large number of members, convert members into paying subscribers and retain our paying subscribers are not successful, our revenues and operating results will suffer.

Our future growth depends on our ability to attract a large number of members, convert members into paying subscribers and retain our paying subscribers. This in turn depends on our ability to deliver a high-quality online personals experience to these members and paying subscribers. As a result, we must continue to invest significant resources in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and paying subscribers and may fail to attract new members and paying subscribers. Our revenue and expenses will also be adversely affected if our innovations are not responsive to the needs of our members and paying subscribers or are not brought to market in an effective or timely manner.

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

Despite an economic downturn, costs of online advertising may continue to increase. If we are not able to reduce our other operating costs, increase our paying subscriber base or increase revenue per paying subscriber to offset these increases, our profitability will be adversely affected.

In addition, our costs to acquire subscribers may increase if we raise prices on our Web sites as potential customers may be slower or more reluctant to purchase higher price services and Web site access.

We secured a $30.0 million revolving credit facility, which could restrict our ability to use our operating cash flow for the growth of our business.

In February 2008, we obtained a $30.0 million revolving credit facility, under which we had $7.5 million outstanding as of December 31, 2008. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future net revenues. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

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

Our revolving credit facility has certain covenants that could restrict how we operate our business.

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

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2007 and 2008 we introduced a number of new Web sites and features, and we anticipate the introduction of additional Web sites and features in 2009 and 2010. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

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

We rely on third parties to provide important services and technologies to us, including third parties that manage and monitor our offsite data centers located in Southern California and Utah, ISPs, search engine marketing providers and credit card processors. In addition, we license technologies from third parties to facilitate our ability to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. Except to the extent of the terms of our contracts with such third party providers, we exercise little or no control over them, which increases our vulnerability to problems with the services and technologies they provide and license to us. In addition, if any fees charged by third-party providers were to substantially increase, such as if ISPs began charging us for emails sent by our paying subscribers to other members or paying subscribers, we could incur significant additional losses.

If we fail to develop or maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the value of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement. As a U.S. public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. We are required to annually assess and report on our internal controls over financial reporting. Beginning with the annual report for the fiscal year 2009, we may be required to have our external auditors issue an opinion on the effectiveness of our internal controls. If we are unable to adequately establish or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the U.S. Securities Exchange Commission.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We plan, during the next few years, to further extend and develop our presence, both within the United States and internationally, partially through acquisitions of entities offering online personals services and related businesses. We have limited experience acquiring companies and the companies we have acquired have been small. We have evaluated, and continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions, some of which may divert significant resources away from our daily operations. In addition, the process of integrating an acquired company, business or technology is risky and may create unforeseen operating difficulties and expenditures. Some areas where we may face risks include:

•	the need to implement or remediate controls, procedures and policies of acquired companies that lacked appropriate controls, procedures and policies prior to the acquisition;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	cultural challenges associated with integrating employees from an acquired company into our organization;

•	retaining employees from the businesses we acquire; and

•	the need to integrate each company’s accounting, management information, human resources and other administrative systems to permit effective management.

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

We regard substantial elements of our Web sites and the underlying technology as proprietary, and attempt to protect them by relying on trademark, service mark, copyright, patent and trade secret laws and restrictions on disclosure and transferring title and other methods. We also generally enter into confidentiality agreements with our employees and consultants, and generally seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar or superior technology independently. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult. Any such misappropriation or development of similar or superior technology by third parties could adversely impact our profitability and our future financial results.

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

In addition, our affiliates handle personally identifiable information pertaining to our members and paying subscribers. Both we and our affiliates are subject to laws and regulations related to Internet communications (including the CAN-SPAM Act of 2003), consumer protection, advertising, privacy, security and data protection. If we or our affiliates are found to be in violation of these laws and regulations, we may become subject to administrative fines or litigation, which could materially increase our expenses and cause the value of our securities to decline.

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

We may need additional capital to finance our growth or to compete, which may cause dilution to existing stockholders or limit our flexibility in conducting our business activities.

We currently anticipate that existing cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated needs for working capital, operating expenses and capital expenditures for at least the next 12 months. However, we may need to raise additional capital in the future to fund expansion, whether in new vertical affinity or geographic markets, develop newer or enhanced services, respond to competitive pressures or acquire complementary businesses, technologies or services. Such additional financing may not be available on terms acceptable to us or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution, and to the extent we engage in additional debt financing, if available, we may become subject to additional restrictive covenants that could limit our flexibility in conducting future business activities. If additional financing is not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brands, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.

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

Our foreign operations may subject us to currency fluctuations and such fluctuations may adversely affect our financial position and results. However, sales and expenses to date have occurred primarily in the United States. For this reason, we have not engaged in foreign exchange hedging. In connection with our planned international expansion, currency risk positions could change correspondingly and the use of foreign exchange hedging instruments could become necessary. Effects of exchange rate fluctuations on our financial condition, operations and profitability may depend on our ability to manage our foreign currency risks. There can be no assurance that steps taken by management to address foreign currency fluctuations will eliminate all adverse effects and, accordingly, we may suffer losses due to adverse foreign currency fluctuation.

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

We contract for a fixed amount of insurance to cover potential risks and liabilities, including, but not limited to, property and casualty insurance, general liability insurance and errors and omissions liability insurance. If we decide to obtain additional insurance coverage in the future, it is possible that (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. This could leave us exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.

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

Internet users in general, and users of online personals services specifically, freely navigate and switch among a large number of Web sites. Monthly subscriber churn represents the ratio expressed as a percentage of (1) the number of paying subscriber cancellations during the period divided by the average number of paying subscribers during the period and (2) the number of months in the period. The number of average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months. We cannot assure you that our monthly average subscriber churn will remain at consistent levels, and it may increase in the future. This makes it difficult for us to have a stable paying subscriber base and requires that we constantly attract new paying subscribers at a faster rate than subscription terminations to maintain or increase our current level of revenue. If we are unable to attract new paying subscribers on a cost-effective basis, our business will not grow and our profitability will be adversely affected.

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

The nature of online personals services is such that we cannot control the actions of our members and paying subscribers in their communication or physical actions. There is a possibility that one or more of our members or paying subscribers could be physically or emotionally harmed following interaction with another one of our members or paying subscribers. We warn our members and paying subscribers that we do not and cannot screen other members and paying subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between members or paying subscribers arranged following contact initiated via our Web sites. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on one of our Web sites or a Web site of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online personals industry in general. Any such incident involving one of our Web sites could damage our reputation and our brands. This, in turn, could adversely affect our revenues and could cause the value of our common stock to decline. In addition, the affected members or paying subscribers could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation.

We face risks of litigation and regulatory actions if we are deemed a dating service as opposed to an online personals service.

We supply online personals services. In many jurisdictions, companies deemed dating service providers are subject to additional regulation, while companies that provide personals services are not generally subject to similar regulation. Because personals services and dating services can seem similar, we are exposed to potential litigation, including class action lawsuits, associated with providing our personals services. In the past, a small percentage of our members have alleged that we are a dating service provider, and, as a result, they claim that we are required to comply with regulations that include, but are not limited to, providing language in our contracts that may allow members to (1) rescind their contracts within a certain period of time, (2) demand reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (3) cancel their contracts in the event of disability or relocation. If a court holds that we have provided and are providing dating services of the type the dating services regulations are intended to regulate, we may be required to comply with regulations associated with the dating services industry and be liable for any damages as a result of our past and present non-compliance.

Three separate yet similar class action complaints were filed against us in state court alleging violations of dating service statutes—one in each of Illinois, New York and California. Although all of the complaints were dismissed and are no longer subject to appeal, the opinion in the Illinois case provided that we are subject to the

Illinois Dating Services Act and, as such, our subscription agreements violate the act and are void and unenforceable. This ruling may subject us to potential liability for claims brought by the Illinois Attorney General or customers that have been injured by such violation of the statute.

We intend to defend vigorously against any other such claims. However, no assurance can be given that these matters will be resolved in our favor and, depending on the outcome of these disputes, we may choose to alter our business practices.

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

Legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. For example, in recent years, legislation related to the use of background checks for users of online personals services was proposed in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia. The New Jersey legislature enacted such a law in 2008 and other state legislatures may still be considering the implementation of such legislation. The interpretation of the New Jersey statute as well as the enactment of any of these proposed laws could require us to alter our service offerings and could negatively impact our performance by making it more difficult and costly to obtain new subscribers and may also subject us to additional liability for failure to properly screen our subscribers. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet, generally, and decrease the acceptance of the Internet as a communications, commercial, entertainment, recruiting and advertising medium. In addition to new laws and regulations being adopted, existing laws that are not currently being applied to the Internet may subsequently be applied to it and, in several jurisdictions, legislatures are considering laws and regulations that would apply to the online personals industry in particular. Many areas of law affecting the Internet and online personals remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet or to our services.

In the normal course of our business, we handle personally identifiable information pertaining to our members and paying subscribers residing in the United States and other countries. In recent years, many of these countries have adopted privacy, security and data protection laws and regulations intended to prevent improper uses and disclosures of personally identifiable information. In addition, some jurisdictions impose database registration requirements for which significant monetary and other penalties may be imposed for noncompliance. These laws may impose costly administrative requirements, limit our handling of information, and subject us to increased government oversight and financial liabilities. Privacy laws and regulations in the United States and foreign countries are subject to change and may be inconsistent, and additional requirements may be imposed at any time. These laws and regulations, the costs of complying with them, administrative fines for noncompliance and the possible need to adopt different compliance measures in different jurisdictions could materially increase our expenses and cause the value of our securities to decline.

Risks Related to Owning Our Securities

The price of our stock may be volatile, and if an active trading market for our stock does not develop, the price of our stock may suffer and decline.

In July 2007, we completed the Scheme of Arrangement of Spark Networks plc to become the Company’s wholly-owned subsidiary. The American Depositary Shares representing ordinary shares of Spark Networks plc began trading on the American Stock Exchange (now NYSE Amex) in February 2006 and our shares of common stock began trading in July 2007 after the completion of our Scheme of Arrangement. Prior to that, there was no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price for the stock of many technology, communications and entertainment and media companies. Those market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a significant decline in the market price of our securities.

We may implement stock repurchase plans, which may restrict our funds available for other actions and negatively affect the market price of our securities.

In the past, we have implemented stock repurchase plans and may implement stock repurchase plans in the future. A stock repurchase plan may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities. The full implementation of any repurchase plan could use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions. Implementation of a repurchase plan would also result in an increase in the percentage of common stock owned by our existing stockholders, and such increase may trigger disclosure or other regulatory requirements for our larger stockholders. As a result, certain stockholders may liquidate a portion of their holdings, which may have a negative impact on the market price of our securities. Furthermore, repurchases of stock may affect the trading of our common stock to the extent we fail to satisfy continued-listing requirements of the exchange on which our stock trades, including those based on numbers of holders or public float of our common stock. Our repurchase plan will also reduce the number of shares of our common stock in the market, which may impact the development of an active trading market in our stock, causing a negative impact on the market price of our stock.

Our principal stockholders can exercise significant influence over us, and, as a result, may be able to delay, deter or prevent a change of control or other business combination.

As of March 25, 2009, Great Hill Investors, LLC and North Run Advisors, LLC and their respective affiliates beneficially owned approximately, in the aggregate, 50.6% of our outstanding common stock. Great Hill Investors, LLC and its affiliates (“Great Hill”) became our largest stockholder on December 1, 2005 when it purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions and it subsequently acquired an additional 3,085,000 shares. Great Hill and its affiliates held an aggregate of 9,085,000 shares of common stock as of March 25, 2009. These stockholders possess significant influence over our company. Such ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Other than the arrangement to elect a director at the selection of Great Hill which affects some of these stockholders, as discussed below, we do not expect that these stockholders will vote together as a group.

Our largest stockholder, Great Hill, also possesses a significant amount of voting power and an ability to elect a director of our company.

As of March 25, 2009, Great Hill beneficially owned 9,085,000 shares of our common stock, or approximately 44.2% of our outstanding common stock, and has voting control of an aggregate of approximately 48.8% our securities to elect a director of our company subject to the terms and conditions of the share purchase agreements entered into on December 1, 2005 with each of the selling stockholders (collectively, the “Selling Stockholders”). Pursuant to the terms of the share purchase agreements with each of the Selling Stockholders, for so long as Great Hill collectively owns at least 10% or 5%, depending on the Selling Stockholder, each Selling Stockholder agreed that:

•

if at any time Great Hill notifies a Selling Stockholder of its desire and intention to designate a single director (“Great Hill Director”) in advance of any meeting of the stockholders for the election of directors or when any other approval is sought with respect to the election of directors, such Selling Stockholder agreed to vote all of its voting shares that are owned or held of record by such Selling Stockholder or to which it has voting power or can direct, restrict or control any such voting power (the “Remaining Shares”) to elect such Great Hill Director; and

•

if at any time Great Hill notifies a Selling Stockholder of its desire and intention to remove or replace a Great Hill Director or to fill a vacancy caused by the resignation of a Great Hill Director, such Selling Stockholder agreed to cooperate in causing the requested removal and/or replacement by voting in the appropriate manner.

Each Selling Stockholder also irrevocably granted, and appointed Michael A. Kumin, and any other person who shall be designated by Great Hill, as such Selling Stockholder’s proxy and attorney (with full power of substitution), to vote all of such Selling Stockholder’s Remaining Shares held at the time such consent is sought or meeting is held in any circumstances where a vote, consent or other approval is sought to elect a Great Hill Director. The covenants and obligations of each Selling Stockholder terminate after a Great Hill Director (together with any replacements therefore) has served a single, full term of office of three years, in accordance with the articles and memorandum of association, as in effect on December 1, 2005 when our parent entity was Spark Networks, plc.

As a result of its voting arrangement with the Selling Stockholders, Great Hill is able to select a member of our board of directors at its discretion and is able to exercise significant influence over our company. This influence has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as a transaction to take the Company private.

We have entered into a standstill agreement pursuant to which Great Hill and its affiliates may be permitted to acquire additional voting securities of our company in the future and may initiate and participate in any tender, takeover or exchange offer, other business combination or other transaction, such as taking our company private, any of which may be to the detriment of our stockholders.

On December 1, 2005, we and Great Hill Equity Partners II, which is one of the affiliates of Great Hill, entered into a Standstill Agreement with a term of five years, unless terminated earlier by the agreement of the parties.

Pursuant to the Standstill Agreement, Great Hill Equity Partners II agreed that it would not, other than through bona fide all cash offers made in accordance with the terms of the Standstill Agreement to all of the Company’s stockholders or stock repurchases or other actions initiated by the Company, acquire or seek to acquire beneficial ownership of any of our voting securities (or rights to acquire any class of our securities or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (1) prior to giving effect thereto, the Great Hill Group beneficially owns less than 60% of Total Voting Power and (2) after giving effect, the Great Hill Group would beneficially own more than 29.9% of Total Voting Power.

As such, Great Hill may, in accordance with the terms of the Standstill Agreement, participate in and initiate any tender, takeover or exchange offer, other business combination or other transaction, such as taking our company private, any of which may be to the detriment of our stockholders.

We have never paid any dividend and do not expect to pay dividends in the foreseeable future.

To date, we have not declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our stock if you require dividend income. Capital appreciation, if any, of our stock may be your sole source of gain for the foreseeable future.

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

We have also adopted a stockholder rights plan pursuant to which each share of common stock also has a “right” attached to it. The rights are not exercisable except upon the occurrence of certain takeover-related events – most importantly, the acquisition by a third party (the “Acquiring Person”) of more than 30% of our outstanding voting shares if the Acquiring Person has not concurrently made a tender offer to acquire all outstanding shares of common stock. Once triggered, the rights entitle the stockholders, other than the Acquiring Person, to purchase additional shares of common stock at a 50% discount to their fair market value. The effect of triggering the rights is to expose the Acquiring Person to severe dilution of its ownership interest, as the shares of common stock of our company (or any surviving corporation) are offered to all of the stockholders other than the Acquiring Person at a steep discount to their market value.

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

None

ITEM 2. PROPERTIES

We do not own any real property. Our headquarters is located in Beverly Hills, California, where we occupy approximately 16,000 square feet of office space, housing our technology department, customer service operations, and most of our corporate and administrative personnel. Our current lease for this space runs from August 1, 2008 through July 31, 2011. It has a monthly base rent starting at $59,911 for the first year, increasing to $62,373 for the second year and $64,835 for the final year of the lease. We also lease office space in Utah, New York and Israel and datacenter space in California and Utah. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

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

On August 8, 2006, the Court granted the Company’s application to bifurcate the Adelman trial of the issue of actual injury or damages and set the trial for August 17, 2006 (the “Bifurcated Damages Trial”). The Court determined at the Bifurcated Damages Trial that Adelman did not suffer any actual injury or damages, Adelman’s claims were dismissed and a judgment was entered to award attorneys’ fees and costs to the Company. On January 31, 2007, the Court awarded the Company $50,000 in legal fees. Adelman filed an appeal seeking to vacate the judgment. In addition, the Company filed an appeal of the attorneys’ fees award in order to seek an award of all of the attorneys’ fees incurred in this matter. Adelman has cross-appealed in an attempt to vacate the attorneys’ fees award entirely. The Appellate Court heard oral argument on February 19, 2008. On March 20, 2008, the Appellate Court issued an Order Vacating Submission in response to a letter dated March 17, 2008 from the Court of Appeals in which the Court asked to be briefed on certain additional issues. Briefs were filed by both parties on April 23, 2008. On May 20, 2008, the Court entered its decision in which it affirmed the previous judgment and order awarding attorneys fees in the amount of $50,000. On June 26, 2008, Adelman filed a Petition for Hearing with the California Supreme Court. On August 13, 2008, the Company and Mr. Adelman entered into a confidential settlement and release agreement. On November 3, 2008, the Court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.

Spark Network Services, Inc. v. Match.com, LP, eHarmony.com, Inc., Various, Inc., True Beginnings, LLC, Perfect Match LLC, Plentyoffish Media, Inc. and Spark Networks, Inc.

On January 30, 2007, Spark Network Services, Inc. initiated an action in the United States District Court for the Northern District of Illinois, Eastern Division. On December 4, 2007, Plaintiff, Spark Networks Services, filed an

Amended Complaint, adding Spark Networks, Inc. as a defendant. Spark Networks Services asserted in the Amended Complaint that Spark Networks, Inc. infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” Spark Networks, Inc. filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was then stayed on February 21, 2008.

Data Match Enterprises of Texas, LLC v. Spark Networks, Inc., et al.

Data Match Enterprises of Texas asserted that the Company has infringed U.S. Patent No. 5,623,660, entitled “System For Regulating Access to Data Base for Purposes of Data Base Management.” The litigation was commenced against other defendants on October 4, 2007 in the United States District Court for the Eastern District of Texas. The Company was added as a defendant by an Amended Complaint dated May 1, 2008. On February 26, 2009, the Company and Data Match Enterprises of Texas entered into a confidential settlement agreement, and on March 6, 2009, the Court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. ISYSTEMS response or opposition to this Motion was due on December 24, 2008, however, ISYSTEMS has not filed or served any such response or opposition to date.

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

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Spark Networks, Inc’s. common stock is traded on the NYSE Amex under the trading symbol “LOV.” Prior to the completion of the Scheme of Arrangement in July 2007, Spark Networks plc’s ordinary shares were traded in the form of ADSs on the American Stock Exchange (now NYSE Amex) under the trading symbol “LOV” and in the form of GDSs on the Frankfurt Stock Exchange (the “FSE”) under the symbol “MHJG”. Following the completion of our Scheme of Arrangement, our common stock has been traded solely on the NYSE Amex (formerly the American Stock Exchange). The following table summarizes the high and low sales prices of Spark Networks plc’s GDSs in Euros as reported by the Frankfurt Stock Exchange for the periods prior to the completion of the Scheme of Arrangement and summarizes the high and low sales prices of our common stock as reported by the NYSE Amex or American Stock Exchange as applicable for the periods following completion of the Scheme of Arrangement. The Euro amounts for prices prior to July 9, 2007, are translated into U.S. dollars at the currency exchange rate in effect on the date the price was reported on the FSE. The currency exchange rate is based on the average bid and ask exchange price as reported by OANDA for such dates.

	High			Low
Year ended December 31, 2007
First Quarter		€4.75	$6.28		€3.72	$4.82
Second Quarter		€4.70	$6.39		€3.95	$5.29
Third Quarter(1)	€	N/A	$5.60	€	N/A	$3.90
Fourth Quarter	€	N/A	$4.98	€	N/A	$3.60

Year ended December 31, 2008
First Quarter	€	N/A	$5.75	€	N/A	$3.99
Second Quarter	€	N/A	$4.50	€	N/A	$4.00
Third Quarter	€	N/A	$4.41	€	N/A	$3.90
Fourth Quarter	€	N/A	$3.87	€	N/A	$2.55

(1)	On July 9, 2007, the Company’s common stock started trading solely on the American Stock Exchange (now NYSE Amex).

Holders

March 25, 2009, there were 64 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

Unregistered Sales of Equity Securities

During the year ended December 31, 2008, we did not issue unregistered securities.

Purchases of Equity Securities

On March 10, 2008, we announced the approval of a stock repurchase program whereby the Company was authorized to repurchase up to one million shares of the Company’s outstanding common stock. On March 14, 2008, we announced an increase in the size of that stock repurchase program from one million to 1.5 million shares of our outstanding common stock. On May 5, 2008, we completed the repurchase program, retiring the full 1,500,000 shares authorized under the program.

We purchased an additional 600,000 shares from a private party in the second quarter of 2008 for $2.5 million, another 1.6 million shares from another private party for approximately $6.1 million in the third quarter of 2008 and approximately 1.9 million shares in transactions from two additional private parties for an aggregate of approximately $5.7 million in the fourth quarter of 2008.

The table below sets forth information regarding our purchase of our common stock during the three months ended December 31, 2008, all of which occurred in two privately negotiated transactions on October 17 and November 21, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 1—October 31	1,014,000	$3.00	—
November 1—November 30	900,000	$3.00	—
December 1—December 31	—	—	—

Total	1,914,000		—

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

Prior to July 9, 2007, Spark Networks plc (now known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our reorganization on July 9, 2007 through the Scheme of Arrangement, the common stock of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity, has been traded on the NYSE Amex (formerly the American Stock Exchange) and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Web sites and search and contact other individuals who have posted profiles.

Membership to the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company typically charges a subscription fee for varying subscription lengths (typically, one, three, six and twelve months) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

Our revenues have grown from $659,000 in 1999 to $57.3 million in 2008. For the year ended December 31, 2008, we had 186,957 average paying subscribers, representing a decrease of 12% from the year ended December 31, 2007. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period. Our key Web sites include JDate.com, which primarily targets Jewish singles in the United States, AmericanSingles.com, which targets singles in the United States, BlackSingles.com, which primarily targets black singles in the United States, and ChristianMingle.com, which primarily targets Christian singles in the United States. Our subscription fees have traditionally been charged on a monthly basis, with discounts for longer-term subscriptions.

We have grown both internally and through acquisitions of entities, and selected assets of entities, offering online personals services and related businesses. Through our business acquisitions, we have expanded into new markets, leveraged and enhanced our existing brands to improve our position within new markets, and gained valuable intellectual property.

During the last three years, in addition to a number of small acquisitions, we made the following larger acquisitions:

•

On February 1, 2007, we purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million, of which $2.0 million was paid at close in cash. In addition, subject to certain conditions in the purchase agreement, we would also pay additional consideration based on an earn-out tied to the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. In the second quarter of 2007, we paid the remaining $250,000 of the initial cash consideration. On October 17, 2007, we entered into a letter agreement with the sellers and agreed that the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts when paid (the first installment was paid in 2008 and the second installment was paid in the first quarter of 2009) would be an increase to the goodwill recorded for this acquisition. These amounts assume that the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. Of the $2.9 million of acquired intangible assets, $490,000 was assigned to member databases and is being amortized over three years, $50,000 was assigned to subscriber databases and was amortized over five months, $800,000 was assigned to developed software which is being amortized over five years, $360,000 was assigned to domain names which are not subject to amortization and $1.2 million was assigned to goodwill and was impaired in 2008. The goodwill is deductible for tax purposes.

•

On May 5, 2006, we completed the purchase of certain assets of LDSSingles Inc., a company that operates a religious online singles community, for $2.3 million, of which $2.0 million was paid up front in cash and $300,000 was settled in cash, net of liabilities, on the one year anniversary of the acquisition.

Our ability to compete effectively will depend on the timely introduction and performance of our future Web sites, services and features, the ability to address the needs of our members and paying subscribers and the ability to respond to Web sites, services and features introduced by competitors. To address this challenge, we have invested and will continue to invest existing personnel resources, namely application developers and systems engineers, in order to enhance our existing services and introduce new services, which may include new Web sites as well as new features and functions designed to increase the probability of communication among our members and paying subscribers and to enhance their online personals experiences. We believe we have sufficient cash resources on hand to accomplish the enhancements currently contemplated.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, direct marketing expenses , prepaid advertising, Web site and software development costs, goodwill, intangible and other long-lived assets, accounting for business combinations, legal contingencies, income taxes and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Direct Marketing Expenses

We incur substantial expenses related to our advertising in order to generate traffic to our Web sites. These advertising costs are primarily online advertising, including affiliate and co-brand arrangements, and are directly attributable to the revenues we receive from our subscribers. We have entered into numerous affiliate arrangements, under which our affiliates advertise or promote our Web site, and earn a fee whenever visitors click through the affiliate’s advertisement to one of our Web sites and register or subscribe on our Web site. We do not typically have any exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. Under our co-branded arrangements, our co-brand partners may operate their own separate Web sites where visitors can register and subscribe to our Web sites. Affiliate deals, co-brand deals and online advertising arrangements may fall in the categories of CPS, CPA, CPC, or CPM, as discussed below.

Our advertising expenses are recognized based on the terms of each individual contract. The majority of our advertising expenses are based on four pricing models:

•	Cost per subscription (CPS) where we pay an online advertising provider a fee based upon the number of new paying subscribers it generates;

•	Cost per acquisition (CPA) where we pay an online advertising provider a fee based on the number of new member registrations it generates;

•	Cost per click (CPC) where we pay an online advertising provider a fee based on the number of clicks to our Web sites it generates; and

•	Cost per thousand for banner advertising (CPM) where we pay an online advertising provider a fee based on the number of times it displays our advertisements.

We estimate, in certain circumstances, the total clicks or impressions delivered by our vendors in order to determine amounts due under these contracts.

Prepaid Advertising Expenses

In certain circumstances, we pay in advance for Internet-based advertising on other Web sites, and expense the prepaid amounts as direct marketing expenses over the contract periods as the contracted Web site delivers on its commitment. We evaluate the realization of prepaid amounts at each reporting period and expense prepaid amounts if the contracted Web site is unable to deliver on its commitment and is not willing or able to repay the undelivered prepaid amounts

Web Site and Software Development Costs

We capitalize costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal-use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. We exercise judgment in determining which stage of development a software project is in at any point in time.

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

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and indefinite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and test property, plant and equipment and other intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess goodwill and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:

•	a significant decline in actual projected revenue;

•	a significant decline in the market value of our common stock;

•	a significant decline in performance of certain acquired companies relative to our original projections;

•	an excess of our net book value over our market value;

•	a significant decline in our operating results relative to our operating forecasts;

•	a significant change in the manner of our use of acquired assets or the strategy for our overall business;

•	a significant decrease in the fair value of an asset;

•	a shift in technology demands and development; and

•	a significant turnover in key management or other personnel.

When we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the case of the other intangible assets and other long-lived assets, this measurement is only performed if the projected undiscounted cash flows for the asset are less than its carrying value. In 2008 we completed our required annual valuation of our intangible assets and found the HurryDate goodwill to be impaired and recorded an impairment charge of $1.2 million Also in 2008 we were capitalizing costs related to a website which we planned to develop. We decided that we would not continue the development in the same manner and as such we impaired the $119,000 which had been capitalized up to that point. In the first quarter of 2007, we undertook certain marketing initiatives designed to reverse the decline in revenues for our AmericanSingles web site. While partially successful, the initiatives at that time did not increase new subscriber additions to the point that subscriber levels stabilized, and management determined that the spending required for the marketing initiatives was not sustainable and thus they were terminated. An analysis of the expected cash flows from the web site after the first quarter initiatives were terminated resulted in expectations of future profitability for the site that were insufficient to sustain the carrying value of goodwill on the Company’s balance sheet. Accordingly, the Company recorded a $1.9 million impairment expense related to the removal of the book carrying value of goodwill under SFAS 142 related to AmericanSingles in the first quarter of 2007.

Accounting for Business Combinations

We have acquired the stock or specific assets of a number of companies from 1999 through 2008 some of which were considered to be business acquisitions. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful life assigned to each class of assets and liabilities acquired can significantly impact net income. Different classes of assets will have varying useful lives. For example, the useful life of a member database, which is typically three years, is not the same as the useful life of a paying subscriber list, which is typically three months, or a domain name, which is indefinite. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period or no amortization for indefinite lived intangibles.

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

At December 31, 2008, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $25.6 million and $36.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2024 for federal purposes and 2016 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

Of the NOLs available, approximately $1.5 million for federal purposes are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available NOLs do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future.

As a result of the adoption of SFAS No. 123(R) the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from excess tax benefits. As of December 31, 2008, deferred tax assets do not include approximately $10.4 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $2.7 million if and when such excess tax benefits are realized.

Stock Based Compensation

We adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) in 2005 using the modified prospective approach and accordingly periods prior to 2005 have not been restated to reflect the impact of SFAS 123R.

Prior to our adoption of Statement 123(R), we did not record tax benefits of deductions resulting from the exercise of stock options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2008 and 2007, we recognized cash inflows of approximately $2.7 million and cash outflows of approximately $2,000, respectively related to tax provision or benefit from stock-based compensation.

We calculate the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. We used historical and empirical data to assess different forfeiture rates for three different groups of employees. We must reassess forfeiture rates when deemed necessary and we must calibrate actual forfeiture behavior to what has already been recorded.

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option. The term of the options was derived based on the “simplified method” calculations as described in Staff Accounting Bulletin “SAB” No. 107, as amended by SAB No. 110. We are using the “simplified method” calculation, which is derived by averaging the vesting term with the contractual terms due to a change in the stock exchange on which the Company’s stock was traded. We do not believe exercise behavior and expected term are consistent across the different stock exchanges.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Segment Reporting

During the third quarter 2007, we changed our financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label Web sites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label Web sites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline and Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other Web sites and businesses. The change, in compliance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is a result of the change to the Company’s overall revenue mix and how management reviews information to assess financial performance. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net Revenues
Jewish Networks	$33,740	$33,624	$32,213
General Market Networks	7,762	15,707	25,446
Other Affinity Networks	13,749	13,314	9,724
Offline and Other Businesses	2,015	2,573	1,470

Total Net Revenues	$57,266	$65,218	$68,853

Direct Marketing Expenses
Jewish Networks	$2,519	$3,281	$4,544
General Market Networks	3,488	8,462	13,711
Other Affinity Networks	7,875	7,828	4,952
Offline and Other Businesses	1,128	1,524	1,367

Total Direct Marketing Expenses	$15,010	$21,095	$24,574

Contribution
Jewish Networks	$31,221	$30,343	$27,669
General Market Networks	4,274	7,245	11,735
Other Affinity Networks	5,874	5,486	4,772
Offline and Other Businesses	887	1,049	103

Total Contribution	$42,256	$44,123	$44,279

Unallocated Operating Expenses	32,936	40,492	37,676

Operating income	$9,320	$3,631	$6,603

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

	Year Ended December 31,
	2008	2007	2006
Average Paying Subscribers
Jewish Networks	90,806	94,246	95,168
General Market Networks	30,486	56,071	92,041
Other Affinity Networks	63,859	61,398	49,438
Offline and Other Businesses	1,806	1,783	—

Total Average Paying Subscribers	186,957	213,498	236,647

Average paying subscribers for the Jewish Networks segment decreased 4% to 90,806 for the year ended December 31, 2008 compared to 94,246 in 2007. Average paying subscribers for the General Market Networks segment decreased 46% to 30,486 for the year ended December 31, 2008 compared to 56,071 in 2007. This decrease can be primarily attributed to management’s decision to improve marketing efficiency within this segment and the related reduction in inefficient marketing expenses. Average paying subscribers for the Other Affinity Networks segment increased 4% to 63,859 for the year ended December 31, 2008 compared to 61,398 in 2007, reflecting increased marketing expenses and greater brand recognition. Average paying subscribers for the Offline and Other Businesses segment increased 1.3% to 1,806 for the year ended December 31, 2008 compared to 1,783 in 2007, primarily due to the operating results of HurryDate. We acquired HurryDate in February of 2007.

Average paying subscribers for the Jewish Networks segment decreased slightly to 94,246 for the year ended December 31, 2007 compared to 95,168 in 2006. The majority of this decline can be primarily attributed to the short-term decline in average paying subscribers as a result of a price increase at JDate.com in April 2007. Average paying subscribers for the General Market Networks segment decreased 39% to 56,071 for the year ended December 31, 2007 compared to 92,041 in 2006. This decrease can be primarily attributed to management’s decision to improve marketing efficiency within this segment and the related reduction in inefficient marketing expenses. Average paying subscribers for the Other Affinity Networks segment increased 24% to 61,398 for the year ended December 31, 2007 compared to 49,438 in 2006, reflecting increased marketing expenses and greater brand recognition. Average paying subscribers for the Offline and Other Businesses segment increased to 1,782 for the year ended December 31, 2007 compared to 0 in 2006, primarily due to the operating results of HurryDate. We acquired HurryDate in February of 2007.

We expect the cost of customer acquisition for the Jewish Networks to remain below the acquisition cost for our other segments due to the brand recognition of JDate. Our General Market Networks segment operates in a much more competitive environment, and therefore we generally must spend more on marketing to attract new subscribers. We are constantly striving to improve our Web sites to retain our existing subscribers.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Direct marketing	26.2	32.3	35.7

Contribution margin	73.8	67.7	64.3

Operating expenses:
Sales and marketing	7.4	5.6	4.2
Customer service	4.0	4.8	5.2
Technical operations	6.9	6.8	9.1
Development	7.9	6.5	6.9
General and administrative	27.5	33.4	27.4
Amortization of intangible assets other than goodwill	1.4	2.1	1.7
Impairment of goodwill and other assets	2.4	2.9	0.2

Total operating expenses	57.5	62.1	54.7

Operating income	16.3	5.6	9.6
Interest and other (income), expenses, net	0.2	(1.4)	(1.0)

Income before income taxes	16.1	7.0	10.6
Provision (benefit) for income taxes	7.7	(6.8)	1.1

Net income	8.4%	13.8%	9.5%

The following table describes our pro forma statement of consolidated operations and Adjusted EBITDA:

	Year Ended December 31, 2008 (in thousands)			Year Ended December 31, 2007 (in thousands)
	Spark Networks Consolidated	Stock Based Compensation (1)	Pro Forma Consolidated	Spark Networks Consolidated	Stock Based Compensation (1)	Pro Forma Consolidated
Net revenues	$57,266	$—	$57,266	$65,218	$—	$65,218
Direct marketing expenses	15,010	—	15,010	21,095	—	21,095

Contribution	42,256	—	42,256	44,123	—	44,123
Operating expenses:
Sales and marketing	4,236	682	3,554	3,626	884	2,742
Customer service	2,322	65	2,257	3,103	117	2,986
Technical operations	3,976	602	3,374	4,416	633	3,783
Development	4,513	553	3,960	4,249	534	3,715
General and administrative	15,748	1,966	13,782	21,848	3,153	18,695
Amortization of intangible assets other than goodwill	787	—	787	1,356	—	1,356
Impairment of long lived assets	1,354	—	1,354	1,894	—	1,894

Total operating expenses	32,936	3,868	29,068	40,492	5,321	35,171

Operating income	9,320	(3,868)	13,188	3,631	(5,321)	8,952
Interest (income) and other expenses, net	107	—	107	(913)	—	(913)

Pre-tax income	9,213	(3,868)	13,081	4,544	(5,321)	9,865
Income taxes	4,425	—	4,425	(4,434)	—	(4,434)

Net income	$4,788	$(3,868)	$8,656	$8,978	$(5,321)	$14,299

Interest expense (income)	152	—	152	(751)	—	(751)
Income taxes	4,425	—	4,425	(4,434)	—	(4,434)
Depreciation	867	—	867	1,684	—	1,684
Impairments	1,354	—	1,354	1,894	—	1,894
Amortization of intangible assets	787	—	787	1,356	—	1,356
Scheme of arrangements	—	—	—	1,897	—	1,897
Non-cash currency translation adjustments	(41)	—	(41)	(204)	—	(204)

Adjusted EBITDA(2)	$12,332	$(3,868)	$16,200	$10,420	$(5,321)	$15,741

(1)

We believe it is useful in measuring our operations to exclude stock-based compensation expense, which is a non-cash charge recorded in our income statements for the first time in the second half of 2005 as a result of the implementation of SFAS 123(R). Using the non-GAAP measure limits the users’ ability to judge true expenses of our Company in the current period. However, traditionally investors and analysts using financial information discount GAAP operating results to provide a better picture of the cash generating potential of a company. To avoid the limitation, management provides the GAAP measure in all of its financial information other than the information listed in the chart above. We believe that the non-GAAP measure provides useful information to management and investors regarding how the expenses associated with the application of SFAS 123(R) are reflected on the statements of operations and facilitates comparisons to our historical operating results. Our management uses this information internally for reviewing the financial results, forecasting and budgeting.

(2)	“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation, amortization, stock-based compensation, impairment of long-lived assets, non-cash currency translation adjustments for inter-company loans and Scheme of Arrangement costs. Adjusted EBITDA should not be construed as a substitute for net income (loss) or net cash provided by (used in) operating activities (all as determined in accordance with GAAP) for the purpose of analyzing our operating performance, financial position and cash flows, as adjusted EBITDA is not defined by GAAP. However, the Company regards adjusted EBITDA as a complement to net income and other GAAP financial performance measures, including an indirect measure of operating cash flow. As such, management believes that the investment community finds it to be a useful tool to perform meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues

Substantially all of our revenues are derived from subscription fees. Approximately 6% and 5% of our net revenues for the years ended December 31, 2008 and 2007, respectively, are generated through offline social and travel events, and advertising revenue. Revenues are presented net of credits and credit card chargebacks. In the case of subscription revenues, recognition occurs ratably over the subscription period and typically represents one month, three month, five month, six month and twelve month terms. We offer discounts to subscribers of plans covering more than one month. Most of our subscription plans have an automatic renewal feature upon expiration of the then current plan.

Net revenues for the year ended December 31, 2008 decreased 12% to $57.3 million from $65.2 million in 2007. The net revenues decrease can be primarily attributed to the managed decline in our General Market Networks business.

Net revenues for the Jewish Networks segment was flat at $33.7 million for the year ended December 31, 2008, compared to $33.6 million in 2007. Net revenues for the General Market Networks segment decreased 50.6% to $7.8 million for the year ended December 31, 2008, compared to $15.7 million in 2007. The decrease in General Market Networks net revenues is due to a decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient marketing expenses. Net revenues for our Other Affinity Networks segment increased 3.3% to $13.7 million for the year ended December 31, 2008, compared to $13.3 million in 2007. The increase in net revenues for our Other Affinity Networks is primarily attributed to a 4.0% increase in average paying subscribers reflecting an increase in direct marketing expenses, improved customer acquisition efficiency and greater brand awareness. Net revenues of our Offline and Other Businesses segment decreased 21.7% to $2.0 million for the year ended December 31, 2008 compared to $2.6 million in 2007. The decrease in net revenues is attributable to lower revenues from our speed dating events and fewer travel offerings versus 2007.

Direct Marketing Expenses

Direct marketing expenses decreased 28.8% to $15.0 million for the year ended December 31, 2008, compared to $21.1 million in 2007. The decrease can be primarily attributed to a $5.0 million reduction in direct marketing expenses associated with the General Market Networks segment, reflecting management’s decision to acquire subscribers at more acceptable returns on investment. Direct marketing expenses for the Jewish Networks segment decreased 23.2% to $2.5 million for the year ended December 31, 2008, compared to $3.3 million in 2007. The decrease in marketing expense reflects a shift to more efficient online marketing programs from less efficient offline marketing channels. Direct marketing expenses for the General Market Networks segment decreased 58.8% to $3.5 million for the year ended December 31, 2008, compared to $8.5 million in 2007. The decrease reflects management’s decision to eliminate inefficient marketing expenses. Direct marketing expenses for the Other Affinity Networks segment increased 1% to $7.9 million for the year ended December 31, 2008, compared to $7.8 million in 2007. The increased marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for the Web sites within this growing segment. Direct marketing expenses for the Offline and Other Businesses segment decreased 26% to $1.1 million for the year ended December 31, 2008, compared to $1.5 million in 2007 reflecting lower direct costs for our live events and fewer travel offerings compared to 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses decreased 18.7% to $32.9 million for the year ended December 31, 2008, compared to $40.5 million in 2007. Excluding asset impairment charges, the decrease in operating expenses was primarily attributable to a $6.1 million decrease in G&A.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 16.8% to $4.2 million for the year ended December 31, 2008, compared to $3.6 million in 2007. Stated as a percentage of net revenues, sales and marketing expenses increased to 7.4% for the year ended December 31, 2008, compared to 5.6% in 2007. The increase in total dollars was primarily due to an increase in our core marketing staff. We expect these costs to increase in total dollars with any substantial increase in traffic, members or paying subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising net revenues.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses decreased 25.2% to $2.3 million for the year ended December 31, 2008, compared to $3.1 million in 2007. Stated as a percentage of net revenues, customer service expenses decreased to 4.0% for the year ended December 31, 2008, compared to 4.8% in 2007. The decrease is primarily due to lower labor and third-party consulting costs, reflecting a reallocation of resources to our Utah office. We expect these costs to increase in total dollars with any substantial increase in members or paying subscribers but to decrease as a percentage of net revenues as we add paying subscribers and increase advertising net revenues.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 10.0% to $4.0 million for the year ended December 31, 2008, compared to $4.4 million in 2007. Stated as a percentage of net revenues, technical operations expenses increased to 6.9% for the year ended December 31, 2008, compared to 6.8% in 2007. The decrease in total dollars is due primarily to a reduction in depreciation expense. We expect these costs to increase in total dollars with any increase in traffic, members or paying subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising net revenues.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased by 6.2% to $4.5 million for the year ended December 31, 2008, compared to $4.2 million in 2007. Stated as a percentage of net revenues, development expenses increased to 7.9% for the year ended December 31, 2008, compared to 6.5% in 2007. The increase in total dollars is primarily due to additional personnel and consulting expenses. We expect these costs to increase in total dollars as we launch new Web sites and develop additional features and functionality on our Web sites to enhance our members’ experience and satisfaction and increase the number, and percentage, of members that become paying subscribers. We also expect development costs to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising net revenues.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees and occupancy and other overhead costs. General and administrative expenses decreased 27.9% to $15.7 million for the year ended December 31, 2008, compared to

$21.8 million in 2007. Stated as a percentage of net revenues, general and administrative expenses decreased to 27.5% for the year ended December 31, 2008, compared to 33.4% in 2007. The decrease in total dollars was primarily attributable to $1.9 million of Scheme of Arrangement costs incurred in 2007, a $1.2 million decrease in stock-based compensation expense, lower credit card fees, lower personnel costs and lower professional service fees. We anticipate general and administrative expenses to decrease and stabilize, reflecting improved operating and capital structure efficiencies.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 42.0% to $787,000 for the year ended December 31, 2008, compared to $1.4 million in 2007. The decrease reflects the fully amortized costs associated with HurryDate members and subscribers in 2007 and early 2008.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Net interest expense was $107,000 for the year ended December 31, 2008, compared to net interest income of $913,000 in 2007 reflecting the interest expense associated with our revolver borrowings, lower interest income due to a lower average cash balance and lower interest rates.

Net Income. Net income decreased 46.7% to $4.8 million for the year ended December 31, 2008, compared to $9.0 million in 2007. The lower net income was primarily due to an income tax benefit in 2007 resulting from the release of valuation allowances on our net operating losses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues

Substantially all of our revenues are derived from subscription fees. Approximately 5% and 3% of our net revenues for the years ended December 31, 2007 and 2006, respectively, are generated through offline social and travel events, and advertising revenue. Revenues are presented net of credits and credit card chargebacks. In the case of subscription revenues, recognition occurs ratably over the subscription period and typically represents one month, three month, five month, six month and twelve month terms. We offer discounts to subscribers of plans covering more than one month. Most of our subscription plans have an automatic renewal feature upon expiration of the then current plan.

Net revenues for the year ended December 31, 2007 decreased 5.3% to $65.2 million from $68.9 million in 2006. This decrease can be primarily attributed to the managed reduction in our General Market Networks net revenues. General Market Networks net revenues decreased by approximately $9.7 million between the years ended December 31, 2007 and 2006.

Net revenues for the Jewish Networks segment increased 4.4% to $33.6 million for the year ended December 31, 2007, compared to $32.2 million in 2006. The increase in net revenues for the Jewish Networks segment is due primarily to a 14% increase in the one-month JDate.com subscription price, introduced in the second quarter of 2007, as well as growth from our Jewish networks in Israel. The Israeli net revenues increased due to a higher number of average paying subscribers, reflecting greater brand awareness and higher subscription rates. Net revenues for the General Market Networks segment decreased 38.3% to $15.7 million for the year ended December 31, 2007, compared to $25.4 million in 2006. The decrease in General Market Networks net revenues is due to the managed decrease in average paying subscribers, reflecting management’s decision to acquire subscribers with acceptable returns on investment. Net revenues for our Other Affinity Networks segment increased 36.9% to $13.3 million for the year ended December 31, 2007, compared to $9.7 million in 2006. The increase in net revenues for our Other Affinity Networks is primarily attributed to an increase in average paying subscribers to Web sites in this segment. The increase in average paying subscribers reflects an increase in direct marketing expenses within this segment and greater brand awareness. Net revenues of our Offline and Other Businesses segment increased 75.0% to $2.6 million for the year ended December 31, 2007 compared to $1.5 million in 2006. The increase in net revenues is largely attributable to our acquisition of HurryDate in the first quarter of 2007.

Direct Marketing Expenses

Direct marketing expenses decreased 14.2% to $21.1 million for the year ended December 31, 2007, compared to $24.6 million in 2006. The decrease can be primarily attributed to a $5.2 million reduction in direct marketing expenses associated with the General Market Networks, reflecting management’s decision to acquire subscribers at higher returns on investment.

Direct marketing expenses for the Jewish Networks segment decreased 27.8% to $3.3 million for the year ended December 31, 2007, compared to $4.5 million in 2006. The decrease in marketing expense reflects a shift to more efficient online marketing programs from less efficient offline marketing channels. Direct marketing expenses for the General Market Networks segment decreased 38.3% to $8.5 million for the year ended December 31, 2007, compared to $13.7 million in 2006. The decrease reflects management’s decision to acquire subscribers at higher returns on investment. Direct marketing expenses for the Other Affinity Networks segment increased 58.1% to $7.8 million for the year ended December 31, 2007, compared to $5.0 million in 2006. The increased marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for the Web sites within this growing segment. Direct marketing expenses for the Offline and Other Businesses segment increased 11.5% to $1.5 million for the year ended December 31, 2007, compared to $1.4 million in 2006, reflecting the addition of HurryDate in the first quarter of 2007.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses increased 7.5% to $40.5 million for the year ended December 31, 2007, compared to $37.7 million in 2006. The increase in operating expenses was primarily attributable to a non-cash charge of $1.9 million related to a reduction in the book carrying value of AmericanSingles, a non-recurring charge of $1.9 million related to our Scheme of Arrangement, an incremental non-cash expense of $1.5 million related to stock-based compensation and $817,000 of first year Sarbanes-Oxley implementation costs. These expenses were offset by lower customer service, technical operations and development costs as we continue to improve operational effectiveness.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 25.5% to $3.6 million for the year ended December 31, 2007, compared to $2.9 million in 2006. Stated as a percentage of net revenues, sales and marketing expenses increased to 5.6% for the year ended December 31, 2007, compared to 4.2% in 2006. The increase in total dollars was primarily due to the addition of HurryDate personnel as well as an increase in our core marketing staff. We expect these costs to increase in total dollars with any substantial increase in traffic, members or paying subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising net revenues.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses decreased 12.8% to $3.1 million for the year ended December 31, 2007, compared to $3.6 million in 2006. Stated as a percentage of net revenues, customer service expenses decreased to 4.8% for the year ended December 31, 2007, compared to 5.2% in 2006. The decrease is primarily due to lower labor and third-party consulting costs, reflecting a reallocation of resources to our Utah office. We expect these costs to increase in total dollars with any substantial increase in members or paying subscribers but to decrease as a percentage of net revenues as we add paying subscribers and increase advertising net revenues.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 29.2% to $4.4 million for the year ended December 31, 2007, compared to $6.2 million in 2006. Stated as a percentage of net revenues, technical operations expenses decreased to 6.8% for the year ended December 31, 2007, compared to 9.1% in 2006. The decrease in total dollars is due primarily to a reduction in personnel and related salary expense, a reduction in consulting fees and a decrease in costs for our co-location facility expenses. We expect these costs to increase in total dollars with any increase in traffic, members or paying subscribers but to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising net revenues.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased by 10.8% to $4.2 million for the year ended December 31, 2007, compared to $4.8 million in 2006. Stated as a percentage of net revenues, development expenses decreased to 6.5% for the year ended December 31, 2007, compared to 6.9% in 2006. The decrease in total dollars is due primarily to a reduction in personnel and related salary expense as well as lower consulting expenses. We expect these costs to increase in total dollars as we launch new Web sites and develop additional features and functionality on our Web sites to enhance our members’ experience and satisfaction and increase the number, and percentage, of members that become paying subscribers. We also expect development costs to decrease as a percentage of net revenues as we add additional paying subscribers and increase advertising net revenues.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees and occupancy and other overhead costs. General and administrative expenses increased 15.5% to $21.8 million for the year ended December 31, 2007, compared to $18.9 million in 2006. Stated as a percentage of net revenues, general and administrative expenses increased to 33.5% for the year ended December 31, 2007, compared to 27.5% in 2006. The increase in operating expenses was primarily attributable to $817,000 of first-year Sarbanes-Oxley implementation costs, $1.9 million of non-recurring costs associated with our Scheme of Arrangement and $854,000 of incremental stock-based compensation expense. These expenses were offset by lower accounting fees. We anticipate general and administrative expenses to decrease and stabilize, reflecting improved operating and capital structure efficiencies.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense increased 14.5% to $1.4 million for the year ended December 31, 2007, compared to $1.2 million in 2006. The increase is due mainly to the amortization of HurryDate intangible assets purchased in the first quarter of 2007.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts and income or expense related to currency fluctuations. Net interest income increased to $913,000 for the year ended December 31, 2007, compared to $696,000 in 2006. Approximately $204,000 of the increase is due to the valuation of a loan between Spark Networks Limited and its Israeli subsidiary, reflecting currency fluctuations between the US Dollar and the New Israeli Shekel.

Net Income. Net income increased 36.8% to $9.0 million for the year ended December 31, 2007, compared to $6.6 million in 2006. The higher net income was due to an income tax benefit resulting from the release of a valuation allowance on our net operating losses, offset by nonrecurring Scheme of Arrangement expenses, first-year Sarbanes-Oxley implementation costs and incremental non-cash stock-based compensation expenses.

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

	Three Months Ended
(In thousands except per share amounts)	Dec 31, 2008	Sep 30, 2008	Jun 30, 2008	Mar 30, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 30, 2007
Selected Consolidated Statements of Operations Data:
Net Revenues	$13,216	$14,041	$14,987	$15,022	$16,014	$15,768	$16,616	$16,820
Direct Marketing Expenses	3,506	3,409	4,023	4,072	4,818	4,076	5,444	6,757

Contribution	9,710	10,632	10,964	10,950	11,196	11,692	11,172	10,063
Operating Expenses:(1)
Sales and Marketing	973	1,082	1,128	1,053	1,014	914	865	833
Customer Service	511	599	581	631	663	737	861	842
Technical Operations	892	1,000	1,021	1,063	1,012	1,038	1,180	1,186
Development	1,037	1,145	1,110	1,221	1,031	1,097	975	1,146
General and Administrative	3,696	3,897	3,979	4,176	5,529	5,618	5,223	5,478
Amortization	129	107	222	329	328	330	354	344
Impairment of goodwill and other assets	1,235	119	—	—	—	—	—	1,894

Total Operating Expenses	8,473	7,949	8,041	8,473	9,577	9,734	9,458	11,723
Operating Income (Loss)	1,237	2,683	2,923	2,477	1,619	1,958	1,714	(1,660)
Interest (income) and other expenses	516	149	(224)	(334)	(277)	(134)	(297)	(205)

Pre-tax income (loss)	721	2,534	3,147	2,811	1,896	2,092	2,011	(1,455)
Income taxes	885	789	1,506	1,245	(4,701)	245	95	(73)

Net (loss) income	$(164)	$1,745	$1,641	$1,566	$6,597	$1,847	$1,916	($1,382)

Net (loss) income per share—basic(2)	$(0.01)	$0.08	$0.07	$0.06	$0.25	$0.06	$0.06	$(0.04)
Net (loss) income per share —diluted(2)	$(0.01)	$0.08	$0.07	$0.06	$0.25	$0.06	$0.06	$(0.04)
Weighted average shares outstanding—basic	21,300	22,751	24,555	26,004	26,578	28,803	30,677	30,868
Weighted average shares outstanding—diluted	21,300	22,770	24,575	26,027	26,601	28,825	30,904	30,868
Other Financial Data:
Depreciation	229	226	173	239	296	338	504	546
Additional Information:
Average Paying Subscribers(3)	177,011	187,682	190,455	192,325	199,153	207,508	219,196	228,131

	Three Months Ended
	Dec 31, 2008	Sep 30, 2008	Jun 30, 2008	Mar 30, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 30, 2007
Operating expenses include stock-based compensation as follows:
Sales and Marketing	$135	$157	$196	$194	$292	$199	$197	$196
Customer Service	13	13	17	22	38	27	26	26
Technical Operations	91	168	171	172	153	170	171	139
Development	96	138	159	160	100	147	145	142
General and administrative	422	501	524	519	981	618	584	970

Total Stock Based compensation	$757	$977	$1,067	$1,067	$1,564	$1,161	$1,123	$1,473

(1)	Certain financial information for prior periods has been reclassified to conform to the 2007 periods’ presentation.

(2)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.

(3)	Represents average paying subscribers calculated as the sum of the average paying subscribers for each month, divided by the number of months. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $7.4 million. We have historically financed our operations with internally generated funds and offerings of equity securities.

Net cash provided by operations was $12.6 million for the year ended December 31, 2008 compared to $14.8 million for the same period in 2007. The decrease is primarily due to the treatment of tax benefits associated with stock-based compensation. Approximately $2.7 million of excess tax benefits from stock-based compensation has been categorized under the “Cash Flows from Financing Activities” section of the Consolidated Statements of Cash Flows.

Net cash used by investing activities was $3.0 million for 2008 compared to $3.3 million for 2007. In 2008, the Company purchased fixed assets of $1.3 million, primarily representing computer hardware and software and leasehold improvements. In addition, $1.1 million was used for the purchase of certain assets of an online business, and $770,000 was paid to the former owners of HurryDate pursuant to an earn-out arrangement. In 2007, the Company purchased fixed assets of $734,000, representing computer hardware and software. In addition, in 2007 we used $2.6 million to acquire the assets of HurryDate and the outstanding stock of Kizmeet.

Net cash used for financing activities was $11.0 million for the year ended December 31, 2008 compared to $23.0 million for 2007. Cash used for financing activities in 2008 was primarily related to the repurchase of the Company’s common stock through various open market and private placement transactions totaling $20.8 million, net short-term borrowings from our line of credit totaling $7.5 million and the recognition of an excess tax benefit from stock-based compensation of $2.7 million. Net cash used for financing activities in 2007 was primarily related to the repurchase of the Company’s common stock through various open market and private placement transactions totaling $23.5 million and the payment of notes payable of $1.2 million offset by proceeds from shares issued upon the exercise of options totaling $1.7 million.

On February 14, 2008, the Company, and Spark Networks Limited, as the borrower, entered into a $30.0 million credit agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and certain subsidiaries of the Company acting as guarantors under which the Company had $7.5 million outstanding as of December 31, 2008.

The credit agreement expires, and all borrowings thereunder mature and are due and payable, unless terminated earlier, on February 14, 2011, which may be extended upon six months’ notice and at the lender’s discretion. The credit agreement provides for committed loans, swing line loans (which are loans with terms of 10 business days or less) and letters of credit. All loans may be prepaid without any prepayment penalty.

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

As of December 31, 2008, we are in compliance with the covenants related to our credit agreement. At December 31, 2008, there was $7.5 million outstanding under the credit agreement bearing an average interest rate of 2.9% with $22.5 million of borrowing capacity remaining under this revolving credit facility. In connection with the credit agreement, the Company paid deferred financing costs of approximately $446,000, which were included in other current assets and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Income over the term of the credit agreement. Amortization expense for the deferred financing cost for the year ended December 31, 2008 was $136,000.

We believe that our current cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We had positive operating cash flow in 2008 and anticipate continued positive cash flow from operations. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility, or raise additional debt or issue additional equity in the private or public markets.

Contractual Obligations

The following table describes our contractual commitments and obligations as of December 31, 2008 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	$912	$1,577	$—	$—	$2,489
Other commitments and obligations	1,780	138	—	—	1,918

Total contractual obligations	$2,692	$1,715	$—	$—	$4,407

We had commitments and obligations consisting of operating leases, contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $2.7 million for less than one year and $1.7 million between one and three years. Contracts with other service providers are for 30 day terms or less. For contingences related to FIN 48, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on our consolidated financial statements.

In April 2008, the FASB issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R), and other guidance under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. We have not yet determined the effect that the adoption of FSP 142-3 will have on our consolidated financial statements.

In June 2008, the EITF reached a consensus on EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. We have not yet determined the effect that the adoption of EITF 07-5 will have on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, we did not elect such option for our financial instruments and liabilities.

Effective January 1, 2008, we adopted SFAS 157 “Fair Value Measurements”, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2008, the impact of this adoption is immaterial.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Internal Control Over Financial Reporting

(a) Management’s annual report on internal controls over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Attestation Report

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

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

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in the Proxy Statement to be filed within 120 days after the fiscal year covered by this annual report on Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12, including Equity Compensation Plan Information, will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Scheme of Arrangement effective July 9, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.1	Certificate of Incorporation of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.2	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.3	Bylaws of Spark Networks, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

4.1	Rights Plan Dated July 9, 2007 Between Spark Networks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.1	Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(a)	First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(b)	Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(c)	Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(d)	Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(e)	Fifth Amendment to Lease, dated February 22, 2006 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).

10.1(f)	Sixth Amendment to Lease, dated March 7, 2007 (incorporated by reference to Exhibit 10.1(f) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007).

Exhibit Number	Description of Exhibit

10.1(g)	Seventh Amendment to Lease, dated November 27, 2007 (incorporated by reference to Exhibit 10.1(g) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008).

10.2	2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2(a)	Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.3	2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.3(a)	Form of Option Agreement for 2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.4	Amendments to the 2000 Executive Share Option Scheme and the 2004 Share Option Schemes, each dated November 25, 2008 (incorporated by reference to Exhibit d(6) to the Registrant’s Schedule TO filed with the Securities and Exchange Commission on December 2, 2008).

10.5(a)	Executive Employment Agreement, dated August 31, 2005, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.5(b)	Amendment No. 1, dated March 15, 2006, to the Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13(a) of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 2006).

10.5(c)	Amendment No. 2, dated November 27, 2006, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2006).

10.5(d)	Amendment No. 3, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).

10.6	Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.7(a)	Executive Employment Agreement, dated February 12, 2007, between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.7(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).

Exhibit Number	Description of Exhibit

10.8	Consent to Assignment and Assumption of Standstill Agreement with Great Hill Equity Partners II (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.9	Amendments to 2000 and 2004 Option Schemes (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.10	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.11	Schedule of Officers and Directors who entered into Indemnification Agreements (incorporated by reference to Exhibit 10.12(a) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.12(a)	Employment Agreement dated July 2, 2007 between Spark Networks plc and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.12(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).

10.13(a)	2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.13(b)	Amendment No. 1 to the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009).

10.14	Form of Stock Option Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.15	Form of Restricted Stock Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(B) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.16	Form of Restricted Stock Unit Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(C) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.17(a)	Executive Employment Agreement dated May 16, 2007 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007).

10.17(b)	Amendment No. 1, dated December 30, 2008, to Executive Employment Agreement between the Registrant and Gregory J. Franchina (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)

10.18(a)	Executive Employment Agreement executed November 27, 2007 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

Exhibit Number	Description of Exhibit

10.18(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Brett Zane (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).

10.19	Credit Agreement dated February 14, 2008 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 26, 2009.

SPARK NETWORKS, INC.

/s/ ADAM S. BERGER
Adam S. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ADAM S. BERGER Adam S. Berger	Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2009

/s/ BRETT A. ZANE Brett A. Zane	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2009

/s/ JONATHAN B. BULKELEY Jonathan B. Bulkeley	Director	March 26, 2009

/s/ BENJAMIN A. DERHY Benjamin A. Derhy	Director	March 26, 2009

/s/ MICHAEL A. KUMIN Michael A. Kumin	Director	March 26, 2009

/s/ TOM G. STOCKHAM Tom G. Stockham	Director	March 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 16, 2009

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except stock data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$7,417	$8,796
Marketable securities	—	200
Restricted cash	766	1,706
Accounts receivable, net of allowance of $32 and $14	1,102	1,433
Deferred tax asset—current	52	2,094
Prepaid expenses and other	1,869	1,289

Total current assets	11,206	15,518
Property and equipment, net	1,685	1,383
Goodwill, net	17,964	18,358
Intangible assets, net	5,750	5,177
Deferred tax asset—non-current	5,002	3,106
Deposits and other assets	401	66

Total assets	$42,008	$43,608

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,260	$1,585
Accrued liabilities	4,830	5,529
Deferred revenue	4,093	4,140
Notes payable	7,750	21

Total current liabilities	18,933	11,275
Deferred tax liability	756	595
Other liabilities—non-current	906	830

Total liabilities	20,595	12,700
Shares subject to rescission	—	7,480
Commitments and contingencies (note 13)
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of Common Stock, $0.001 par value; issued and outstanding 20,541,744 at December 31, 2008 and 26,132,789 shares of Common Stock as of December 31, 2007, at stated values of:	21	26
Additional paid-in-capital	45,545	52,262
Accumulated other comprehensive income.	591	672
Accumulated deficit	(24,744)	(29,532)

Total stockholders’ equity	21,413	23,428

Total liabilities and stockholders’ equity	$42,008	$43,608

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net revenues	$57,266	$65,218	$68,853
Direct marketing expenses	15,010	21,095	24,574

Contribution	42,256	44,123	44,279
Operating expenses(1):
Sales and marketing	4,236	3,626	2,890
Customer service	2,322	3,103	3,560
Technical operations	3,976	4,416	6,239
Development	4,513	4,249	4,766
General and administrative	15,748	21,848	18,923
Amortization of intangible assets other than goodwill	787	1,356	1,184
Impairment of long-lived assets and other assets	1,354	1,894	114

Total operating expenses	32,936	40,492	37,676

Operating income	9,320	3,631	6,603
Interest (income) and other expenses, net	107	(913)	(696)

Income before income taxes	9,213	4,544	7,299
Provision (benefit) for income taxes	4,425	(4,434)	736

Net income	$4,788	$8,978	$6,563

Net income per share—basic and diluted	$0.20	$0.31	$0.21

Weighted average shares outstanding—basic	23,637	29,218	30,580
Weighted average shares outstanding—diluted	23,640	29,250	31,248

(1)	Prior period amounts have been reclassified to conform to current period presentation, and include stock based compensation as follows:

Stock-Based Compensation	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Sales and marketing	$682	$884	$620
Customer service	65	117	77
Technical operations	602	633	434
Development	553	534	437
General and administrative	1,966	3,153	2,299

Total stock-based compensation	$3,868	$5,321	$3,867

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Ordinary Shares/ Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Notes Receivable from Employees	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2005	30,241	$487	$64,064	$(302)	$(82)	$(45,073)	$19,094
Issuance of ordinary shares upon exercise of share options and warrants	795	20	2,133	—	—	—	2,153
Reclasses to shares subject to rescission	—	12	(2,003)	—	—	—	(1,991)
Purchase of shares for retirement	(95)	(2)	(537)	—	—	—	(539)
Excess tax benefits from stock-based comp	—	—	47	—	—	—	47
Foreign currency translation adjustment	—	—	—	549	—	—	549
Unrealized gain on marketable securities	—	—	—	1	—	—	1
Stock-based compensation	—	—	3,867	—	—	—	3,867
Loans to employees	—	—	—	—	82	—	82
Net income	—	—	—	—	—	6,563	6,563

BALANCE, December 31, 2006	30,941	$517	$67,571	$248	$—	$(38,510)	$29,826
Issuance of ordinary shares upon exercise of share options and warrants	580	6	1,713	—	—	—	1,719
Reclasses to shares subject to rescission	—	(9)	608				599
Excess tax benefits from stock-based comp	—	—	(2)	—	—	—	(2)
Purchase of shares for retirement	(5,388)	(54)	(23,401)	—	—	—	(23,455)
Unrealized gain on marketable securities	—	—	—	7	—	—	7
Foreign currency translation adjustment	—	—	18	417	—	—	435
Stock-based compensation	—	—	5,321	—	—	—	5,321
Reclassification for change in par value	—	(434)	434	—	—	—	—
Net income	—	—	—	—	—	8,978	8,978

BALANCE, December 31, 2007	26,133	$26	$52,262	$672	$—	$(29,532)	$23,428
Issuance of common stock upon exercise of stock options and warrants	23	1	9	—	—	—	10
Reclass of shares subject to rescission	—	—	7,480	—	—	—	7,480
Purchase of shares for retirement	(5,614)	(6)	(20,807)	—	—	—	(20,813)
Excess tax benefits from stock-based comp	—	—	2,733	—	—	—	2,733
Unrealized loss on marketable securities, net of tax	—	—	—	(9)	—	—	(9)
Foreign currency translation adjustment, net of tax	—	—	—	(72)	—	—	(72)
Stock-based compensation	—	—	3,868	—	—	—	3,868
Net income	—	—	—	—	—	4,788	4,788

BALANCE, December 31, 2008	20,542	$21	$45,545	$591	$—	$(24,744)	$21,413

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$4,788	$8,978	$6,563
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,654	3,040	4,152
Impairment goodwill, receivables and long-lived assets	1,354	1,894	196
Stock-based compensation	3,868	5,321	3,867
Non-current taxes payable and other	(69)	860	—
Foreign exchange gain on intercompany loan	(41)	(204)	—
Excess of benefit from exercise of stock options	(2,733)	—	—
Deferred tax liability	3,052	(6,150)	(82)
Imputed interest on notes payable	—	—	73
Loss from investment in non-controlled affiliate	—	—	(301)
Changes in operating assets and liabilities:
Accounts receivable	331	(330)	(170)
Restricted cash	898	364	(943)
Prepaid expenses and other assets	(467)	265	117
Accounts payable and accrued liabilities	30	643	563
Deferred revenue	(46)	89	(941)

Net cash provided by operating activities	12,619	14,770	13,094

Cash flows from investing activities:
Sale of marketable securities	200	—	—
Sale of property and equipment	—	25	—
Purchases of property and equipment	(1,301)	(734)	(639)
Purchases of businesses and intangible assets	(1,881)	(2,620)	(2,300)
Sale of non-controlled affiliate	—	—	1,400

Net cash used in investing activities	(2,982)	(3,329)	(1,539)

Cash flows from financing activities:
Proceeds from issuance of stock	10	1,719	2,153
Purchase of stocks for retirement	(20,813)	(23,455)	(539)
Principal payments of capital lease obligations	—	(102)	(23)
Excess tax benefits from stock-based compensation	2,733	(2)	47
Proceeds from borrowing on revolving credit facility	10,000	—	—
Payment on borrowing on revolving credit facility	(2,500)	—	—
Payment of deferred financing costs	(446)	—	—
Principal payments of notes payable	—	(1,217)	(9,877)

Net cash used in financing activities	(11,016)	(23,057)	(8,239)

Net (decrease) increase in cash	(1,379)	(11,616)	3,316
Cash and cash equivalents at beginning of year	8,796	20,412	17,096

Cash and cash equivalents at end of year	$7,417	$8,796	$20,412

Supplemental disclosure of cash flow information:
Cash paid for interest	$140	$31	$34
Cash paid for income taxes	$1,345	$1,665	$86

Supplemental information of non-cash investing and financing activities:
Hold-back in acquisition of business	$250	$—	$—
Equipment capital lease financing	$—	$—	$107

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). As of the completion of our reorganization on July 9, 2007 through a shareholder vote and court process in the United Kingdom known as a “Scheme of Arrangement”, the common stock of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity (the “Company”), has traded on the NYSE Amex (formerly the American Stock Exchange) and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Web sites and search and contact other individuals who have posted profiles.

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

Effective September 24, 2007, the nature of the intercompany loan between the Company and its Israel subsidiary was changed from a long term investment to a loan which the Company expects to be settled. In compliance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gains and losses related to this loan are recorded as part of net income and excluded from accumulated other comprehensive income (loss). For the years ended December 31, 2008 and 2007, the Company recorded a foreign exchange gain of approximately $41,000 and $204,000 related to the intercompany loan, respectively.

The results of the subsidiaries acquired in the current year have been incorporated in the financial results of the consolidated entity since the date of acquisition.

Reclassification

Certain prior year financial information has been reclassified to conform to current year classifications.

Revenue Recognition and Deferred Revenue

Substantially all of the Company’s revenues are derived from subscription fees. Revenues are presented net of credits and credit card chargebacks. The Company recognizes revenue in accordance with accounting principles

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also earns a small amount of revenue from advertising sales and offline events. The Company records advertising revenue as it is earned and is included in the total net revenues of each segment that generates advertising sales. Revenues and the related expenses associated with offline events are recognized at the conclusion of each event.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents.

Marketable Securities

The Company makes temporary investments of cash in liquid interest bearing accounts and marketable securities. Marketable securities are classified as available for sale, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and are stated at fair market value, with any unrealized gains or losses reported as other comprehensive income (loss) under stockholders’ equity in the accompanying consolidated balance sheets. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred.

Investment in marketable securities consists of government debt securities with maturities between five to ten years. The fair value of the available for sale securities approximates their carrying value (amortized cost). Unrealized gains and losses were immaterial. The Company sold all of its marketable securities in 2008.

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2008 and 2007, the Company had $766,000 and $1.7 million in restricted cash, respectively.

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for membership fees pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company records a reserve based on historical chargeback levels experienced over the preceding three-month period and reviews its accounts receivable from advertisers on a monthly basis. The allowance for doubtful accounts as of December 31, 2008 and 2007 is $32,000 and $14,000, respectively. The chargeback reserve as of December 31, 2008 and 2007 was approximately $12,000 and $15,000, respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Advertising Expenses

In certain circumstances, the Company pays in advance for Internet based advertising on other contracted Web sites, and expenses the prepaid amounts over the contract periods as the contracted Web site delivers on their commitment. The Company evaluates the realization of prepaid amounts at each reporting period, and expenses prepaid amounts upon delivery of services or if it determines that the contracted Web site will be unable to deliver on its commitment and is not willing or able to repay the undelivered prepaid amounts.

Web Site and Software Development Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

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

Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2008	2007	2006
Capitalized	$605	$152	$—
Expensed	$143	$290	$447
Impairment	$119	$—	$—
Unamortized Balance	$558	$215	$353

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, which is provided using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the estimated useful life of the asset or remaining term of the lease, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense over the shorter of the useful lives or the term of the leases. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss, if any, reflected in the Company’s results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions and had been amortized over a five year period using the straight-line method until 2001.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, which no longer requires the periodic amortization of goodwill. As of December 31, 2008 and 2007, the Company had unamortized goodwill of approximately $18.0 million and $18.4 million, respectively. In the first quarter of 2007, the Company recorded a $1.9 million impairment charge related to the removal of the carrying value of goodwill related to AmericanSingles. In the fourth quarter of 2008, the Company performed its annual valuation under SFAS 142 and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The analysis concluded that a sustained decline in HurryDate’s speed dating business has reduced projected future cash flow below the carrying amount of the reporting unit. As such, the Company impaired the entire amount of HurryDate’s Goodwill of $1.2 million. The remaining $18.0 million balance of Goodwill has been tested for impairment under the provisions of SFAS 142 and these tests indicated that there was no further impairment.

Intangible Assets

Intangible assets resulting from the acquisitions of entities are recorded using the purchase method of accounting and estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised mainly of purchased member and subscriber databases, domain names and acquired technologies. Domain names were determined to have indefinite useful lives, thus, they are not amortized. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives.

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

In the third quarter of 2008, the Company recorded a $119,000 impairment charge related to development costs for a web-based product. In 2006, largely based on the evaluation of existing domain names, the Company recorded an impairment charge of approximately $114,000 for domain names it deemed to not have substantial value.

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

SPARK NETWORKS, INC.

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

Direct Marketing Costs

The Company’s direct marketing expenses consist primarily of amounts the Company pays for advertising in order to generate traffic to its Web sites. These advertising costs are primarily online advertising and are directly attributable to the revenues received from paying subscribers. Direct marketing costs are expensed as incurred. For the years ended December 31, 2008, 2007 and 2006 the Company incurred direct marketing costs amounting to approximately $15.0 million, $21.1 million and $24.6 million respectively.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to salaries for sales and marketing personnel and other associated costs such as business development, public relations and expenses related to the Company’s travel and events business.

Customer Service

The Company’s customer service expenses relate primarily to the salaries and wages associated with operating the member service center, as well as depreciation expense for customer service related assets.

Technical Operations

The Company’s technical operations expenses relate primarily to the salaries and wages for personnel and systems necessary to support its network, Internet connectivity and other data and communication requirements. Also included is depreciation expense for technical operations related assets.

Development

The Company’s development expenses relate primarily to salaries and wages for personnel involved in the development, enhancement and maintenance of its Web sites and services and depreciation expense for development related assets.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General and Administrative

The Company’s general and administrative expenses relate primarily to salaries and wages for corporate personnel, professional fees, occupancy, credit card collection fees, depreciation and other overhead costs.

Stock-based Compensation

The Company adopted SFAS No. 123(R), Stock-Based Payment (“SFAS 123R”) in 2005 using the modified prospective approach and accordingly periods prior to 2005 have not been restated to reflect the impact of SFAS 123R.

Prior to our adoption of Statement 123(R), the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2008 and 2007, the Company recognized cash inflows of approximately $2.7 million and cash outflows of approximately $2,000, respectively related to tax provision or benefit from stock-based compensation.

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2008	2007	2006
Expected life in years	4.56	4.56	4.56
Dividend per share	—	—	—
Volatility	40.0-45.0%	45.0%	45.0-75.0%
Risk-free interest rate	2.0-3.0%	4.0-4.5%	3.5-4.5%

In accordance with Statement 123(R), the Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2008, 2007 and 2006, there were three groups of employees whose behavior was significantly different from each other. Therefore, the Company estimated different forfeiture rates for each group.

The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option. In late 2006, the volatility of our stock price significantly declined and stabilized throughout 2007 and 2008 at 45%.

The term of the options was derived based on the “simplified method” calculations as described in Staff Accounting Bulletin “SAB” No. 107, as amended by SAB No. 110. The Company is using the “simplified method” calculation, which is derived by averaging the vesting term with the contractual term, due to a change in the stock exchange on which the Company’s stock was traded. The Company does not believe exercise behavior and expected term are consistent across the different stock exchanges.

The risk free interest rates are based on U.S Treasury zero-coupon bonds with similar terms for the periods in which the options were granted.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) consists of its reported net income, the net unrealized gains or losses on marketable securities and translation adjustments. Comprehensive income for each of the periods presented is comprised as follows:

	Years Ended December 31, (in thousands)
	2008	2007	2006
Net income	$4,788	$8,978	$6,563
Changes in unrealized losses/gain in available for sale securities, net of taxes	(9)	7	1
Foreign currency translation adjustment	(72)	417	549

Total comprehensive income	$4,707	$9,402	$7,113

Accumulated other comprehensive income consists of the following:

	As of December 31, (in thousands)
	2008	2007	2006
Loss on marketable securities, net of taxes	—	9	2
Foreign currency translation adjustment	591	663	246

Total accumulated other comprehensive income	$591	$672	$248

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and obligations under capital leases are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and variable interest rates for these instruments.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128 “Earnings per Share”, which requires the presentation of both basic and diluted net income per share as seen in the chart below. Basic net income per share is computed by dividing net income available to common stock holders by the weighted average number of common stock outstanding. Diluted net income per share includes the effect of potential common stock outstanding, including dilutive stock options and warrants, using the treasury stock method as prescribed by SFAS 123(R).

	For the Year Ended December 31
	2008	2007	2006
Income Per Common Share—Basic
Net income applicable to common stock	$4,788	$8,978	$6,563
Weighted average shares outstanding-basic	23,637	29,218	30,580

Basic Earnings Per Share	$0.20	$0.31	$0.21

Income Per Common Share—Diluted
Net income applicable to common stock	$4,788	$8,978	$6,563
Weighted average shares outstanding-basic	23,637	29,218	30,580
Dilutive options using the treasury stock method	3	32	534
Dilutive warrants using the treasury stock method	—	—	134

Weighted average shares outstanding-diluted	23,640	29,250	31,248

Diluted earnings per share	$0.20	$0.31	$0.21

Options to purchase 3.4 million, 3.6 million and 2.4 million shares for fiscal years 2008, 2007 and 2006, respectively, were not included in the computation of diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

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

Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its consolidated financial statements.

In April 2008, the FASB issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R), and other guidance under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company has not yet determined the effect that the adoption of FSP 142-3 will have on its consolidated financial statements.

In June 2008, the EITF reached a consensus on EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company has not yet determined the effect that the adoption of EITF 07-5 will have on its consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, we did not elect such option for our financial instruments and liabilities.

Effective January 1, 2008, we adopted SFAS 157 “Fair Value Measurements”, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2008, the impact of this adoption is immaterial.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Income Taxes

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Income before income taxes
U.S	$8,883	$3,379	$6,954
Foreign	330	1,165	345

	$9,213	$4,544	$7,299

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Income tax expense/(benefit)
Current
Federal	$120	$1,313	$3,327
State	1,046	55	130
Foreign	209	348	—

	1,375	1,716	3,457

Deferred
Federal	3,214	3,694	(862)
State	(324)	1,383	731
Foreign	162	315	97

	3,052	5,392	(34)

Valuation Allowance	(2)	(11,542)	(2,687)

	$4,425	$(4,434)	$736

	Year Ended December 31,
	2008	2007	2006
Reconciliation of Effective Income Tax Rate:
Provision on earnings at federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	4.9	17.8	8.1
Litigation and audit settlements	—	—	1.8
Nondeductible expenses	0.5	86.7	1.1
Tax reserves	0.6	16.7	—
Foreign tax rate differential	0.5	5.6	0.6
Valuation allowance	—	(254.1)	(37.6)
Other	6.6	(5.4)	1.0

Total provision (benefit) for income taxes	48.1	(97.7)	10.0

Although prior to July 7, 2007, the Company was incorporated as a public limited company in the United Kingdom, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate to reconcile to its reported income tax rate.

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

The components of the deferred income tax asset/(liability) for the periods presented are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net operating loss carry-forward	$731	$2,964	$16,255
Depreciation and amortization	818	190	2,220
Compensation accruals	2,914	1,862	2,925
Accruals and reserves	153	155	—
State taxes	—	—	(1,408)
Loss on disposal of assets	—	—	(289)
Excess capital loss over capital gain	54	56	664
Credits	614	545	364
Other	903	417	190

Total before valuation allowance	6,187	6,189	20,921
Less: Valuation allowance	(570)	(572)	(20,683)

Total deferred income tax asset	5,617	5,617	238

Deferred income tax liabilities
Other	(1,319)	(1,012)	(215)
Accruals and reserves	—	—	(579)
Amortization	—	—	(988)

Total deferred income tax liabilities	(1,319)	(1,012)	(1,782)

Total net deferred income tax (liabilities)	$4,298	$4,605	$(1,544)

Due to uncertainty with regard to the Company’s ability to realize certain deferred tax assets, the Company has maintained a valuation allowance of $0.6 million against its deferred tax assets as of December 31, 2008.

Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax assets at December 31, 2008 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily the Company’s projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

At December 31, 2008, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $25.6 million and $36.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2024 for federal purposes and 2016 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

Of the net operating losses available, approximately $1.5 million for federal purposes are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirement that they are only available to offset future income of the subsidiary. In addition, the available net operating losses do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future.

As a result of the adoption of SFAS No. 123(R) the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards (“NOL”) resulting from excess tax benefits. As of December 31, 2008, deferred tax assets do not include approximately $10.4 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $10.4 million if and when such excess tax benefits are realized. During 2008, approximately $2.7 million related to excess tax benefits were realized.

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

The following table summarizes the activity related to our unrecognized tax benefits:

Total
Balance at December 31, 2007 (in thousands)	$830
Additions based on tax positions related to the current year	9
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$839

Included in the unrecognized tax benefits of approximately $839,000 at December 31, 2008 was $770,000 of tax benefits that, if recognized, would reduce our annual effective tax rate.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

As of December 31, 2008, the Company has recorded a $66,000 accrual for interest and penalties on unrecognized tax benefits. The Company does not expect any significant decreases to its unrecognized tax benefit within the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2004. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the amount of the net operating loss carry forward amount. The Company is not currently under Internal Revenue Service (“IRS”) tax examination. The Company is not currently under examination by any other state, local or foreign jurisdictions.

3. Acquisitions of Businesses

2008 Acquisitions

In December 2008, the Company acquired certain digital media assets and liabilities of a company for total consideration of $1.4 million. $1.1 million was paid upon closing with the remaining $250,000 scheduled for payment in December 2009, subject to certain terms and conditions contained in the purchase agreement. Of the $1.4 million consideration, $50,000 was assigned to indefinite life domain names and $1.3 million was assigned to developed software, to be amortized over 5 years. These acquired assets will expand and enhance our current product offerings.

2007 Acquisitions

Kizmeet

On October 22, 2007, the Company entered into an agreement to purchase the stock of Kizmeet.com a free, ad-supported, missed connections web site. Since the majority of the purchase was related to the domain name, the Company recorded the entire purchase price of $360,000 ($300,000 cash and $60,000 hold-back to be paid on the first anniversary of the closing), as a domain name.

HurryDate

On February 1, 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million, of which $2.0 million was paid at close in cash. In addition, subject to certain conditions in the purchase agreement, the Company would also pay additional consideration based on an earn-out tied to the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. In the second quarter of 2007, the Company paid the remaining $250,000 of the initial cash consideration. On October 17, 2007, we entered into a letter agreement with the sellers and agreed that the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts when paid (the first installment was paid in 2008 and the second installment was paid in the first quarter of 2009) would be an increase to the goodwill recorded for this acquisition. These amounts assume that the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. Of the $2.9 million of acquired intangible assets, $490,000 was assigned to member databases and is being amortized over three years, $50,000 was assigned to subscriber databases and was amortized over five months, $800,000 was assigned to developed software which is being amortized over five years, $360,000 was assigned to domain names which are not subject to amortization, and $1.2 million was assigned to goodwill and was impaired in 2008. The goodwill is deductible for tax purposes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2008	2007
	(in thousands)
Computer equipment	$4,711	$4,674
Computer software	6,934	6,435
Furniture, fixtures and equipment	691	1,632
Leasehold improvements	1,545	484

	13,881	13,225
Less: Accumulated depreciation	(12,196)	(11,842)

	$1,685	$1,383

Depreciation expense, including equipment under capital leases, for the years ended December 31, 2008 and 2007, was $867,000 and $1.7 million, respectively, and is calculated on the straight-line basis over three years.

5. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Under the provisions of SFAS No. 142, amortization of goodwill ceased and the remaining book value is tested for impairment at least annually at the reporting unit level using a two step impairment test. At the end of 2008, the Company performed a full valuation under SFAS 142 and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The analysis concluded that the HurryDate business was impaired and as such the Company impaired the entire amount of the Goodwill of $1.2 million. No other impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount. Goodwill of $18.0 million as of December 31, 2008 and $18.4 million as of December 31, 2007 is mainly related to the purchase of Pointmatch in January of 2004, MingleMatch, Inc. in May 2005, LDSSingles in May 2006 and HurryDate in February 2007. Finite-lived intangible assets consist of purchased databases and technologies, and are amortized over the expected periods of benefits (three years for member databases, three months for subscriber databases and five years for technologies). Indefinite-lived intangible assets consist of purchased domain names and, in accordance with the provisions of SFAS No. 142, are not amortized. Intangible assets consist of the following:

	As of December 31, 2008		As of December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Member databases	$3,448	$3,194	$3,448	$2,847
Subscriber databases	713	713	713	560
Purchased technologies	2,570	738	1,260	451
Domain names	3,664	—	3,614	—

	$10,395	$4,645	$9,035	$3,858

Amortization expense for finite-lived intangible assets for the year ended December 31, 2008 and 2007 was $787,000 and $1.4 million, respectively. Amortization expense is expected to be $662,000 for the year ending December 31, 2009, and $485,000, $422,000, $275,000 and $240,000 in 2010, 2011, 2012 and 2013 respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Goodwill

The Company recorded a $1.9 million impairment charge related to the removal of the book carrying value of goodwill related to AmericanSingles, which is part of the General Market Networks segment, in the first quarter of 2007. In the fourth quarter of 2008, the Company performed its annual valuation under SFAS 142 and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The analysis concluded that a sustained decline in HurryDate’s speed dating business has reduced projected future cash flow below the carrying amount of the reporting unit. As such, the Company impaired the entire amount of HurryDate’s Goodwill of $1.2 million.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
	(in thousands)
Advertising	$848	$1,849
Loss contingencies	500	—
Taxes payable	338	68
Accrued compensation	1,450	1,993
Other accrued liabilities	1,694	1,619

Total	$4,830	$5,529

7. Obligations under Capital Leases

In the first quarter of 2006, the Company entered into certain lease agreements for computer equipment and software under capital lease agreements effective through January 2009. In the first quarter of 2007, the Company paid off the entire amount of the lease obligation. The Company did not enter into any new capital lease agreements in 2008.

8. Notes Payable

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon an event of default, such as failure to pay under the credit agreement, a default under any other lending arrangement, a change of control or violation of a covenant, then a default rate of 2% per annum is added to the interest rates described above. As of December 31, 2008, the Company is in compliance with its covenants. At December 31, 2008, there was $7.5 million outstanding under the Agreement bearing an average interest rate of 2.9% with $22.5 million of borrowing capacity remaining under this revolving credit facility. In connection with the Agreement, the Company paid deferred financing costs of approximately $446,000, which were included in other current assets and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Income over the term of the Agreement. Amortization expense for the deferred financing cost for the year ended December 31, 2008 was $136,000.

9. Stockholders’ Equity

Stock Repurchases

For the years ended December 31, 2008 and 2007, the Company repurchased 5.6 million and 5.4 million shares of common stock, respectively, at weighted average prices of $3.70 and $4.35, respectively. All stock repurchased has been retired.

Warrants

In August 2003, the Company agreed to issue warrants to consultants to subscribe for up to 1,000,000 shares of the Company’s ordinary shares at an exercise price of $2.50 per share. Of these warrants, 500,000 vested immediately and were exercisable and non-forfeitable; however, a warrant certificate was never issued yet the warrants were treated as issued and outstanding in our financial statements. The Company recorded expense of approximately $1.1 million in 2003, related to the 500,000 vested warrants. In December 2004, the Company agreed to accelerate vesting of 250,000 of the remaining 500,000 unvested warrants, and cancel the remaining 250,000 unvested warrants. Accordingly, the Company issued a warrant certificate for 750,000 shares. Prior to the vesting of the 250,000 warrants in December 2004, the Company treated the 500,000 unvested warrants as variable and, accordingly, recorded expenses in 2004 and 2003 of approximately $914,000 and $505,000, respectively. Because the warrants fully vested in December 2004, a final valuation and related expense was recorded in 2004 in the amount of $955,000. Since the Company was accounting for the warrants using variable accounting, the accounting modification resulting from the acceleration of the 250,000 warrants was insignificant, and the cancellation of the remaining 250,000 warrants resulted in reversing previously recognized expense in the amount of $710,000. As a result of the December 2004 vesting, the Company is no longer required to recognize an increase or decrease in compensation expense based on the then fair value of such warrants. 220,000, 210,000 and 320,000 warrants were exercised in 2007, 2006 and 2005 respectively. As of December 31, 2007 all warrants were exercised.

Employee Equity Incentive Plans

As of July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) authorizing and reserving 2.5 million options. Prior to the Company’s incorporation and Scheme of Arrangement, Spark Networks plc had two share Option

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plans, the MatchNet plc 2000 Executive Share Option Plan (the “2000 Plan”) and Spark Networks plc 2004 Share Option Plan (the “2004 Plan”). As of July 9, 2007, no further options will be granted under the 2000 Plan or the 2004 Plan; however, pursuant to the provisions of the 2004 Plan and 2000 Plan, all outstanding options previously granted under such plans continue in full force and effect.

Awards under the 2007 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance stock or unit awards, other stock-based awards and cash-based incentive awards.

The Compensation Committee may grant to a participant an award. The terms and conditions of the award, including the quantity, price, vesting periods and other conditions on exercise will be determined by the Compensation Committee.

The exercise price for stock options will be determined by the Compensation Committee in its discretion, but may not be less than 100% of the closing sale price of one share of the Company’s common stock on the NYSE Amex (or any other applicable exchange on which the stock is listed) on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company on the date of grant, the exercise price may not be less than 110% of the closing sale price of one share of common stock on the date the stock option is granted.

As of December 31, 2008, total unrecognized compensation cost related to non-vested stock options was $3.4 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Granted, weighted average fair value per share	$1.71	$2.23	$3.42
Exercised, weighted average intrinsic value per share	$1.24	$0.83	$2.40
Aggregate intrinsic value of options outstanding and exercisable (in thousands)	$73	$335	$1,002

Information relating to outstanding stock options is as follows, (in thousands, except Average Price Per Share):

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	3,538	$5.98
Granted	2,563	5.34
Exercised	(456)	3.84
Expired	(326)	9.23
Forfeited	(1,002)	6.26

Outstanding at December 31, 2007	4,317	$5.98
Granted	201	4.24
Exercised	(129)	4.60
Expired	(580)	7.60
Forfeited	(166)	6.82

Outstanding at December 31, 2008	3,643	$5.62

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Range Summary

As of December 31, 2008

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$5.74 - $12.41	1,269	4	$6.77	822	5	$6.99
$5.45 - $5.68	1,465	7	$5.48	654	4	$5.48
$0.73 - $5.44	909	6	$4.25	272	7	$3.97

	3,643	6	$5.62	1,748	5	$5.96

As of December 31, 2007

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Exercise Price
$7.18 - $11.62	1,106	4	$9.44	812	2	$8.18
$5.18 - $7.17	2,437	7	$5.09	188	5	$5.63
$1.00 - $5.17	774	5	$4.13	238	2	$3.77

	4,317	6	$5.98	1,238	3	$6.95

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

Shares Subject to Rescission

Under the 2000 Plan, the Company granted options to purchase ordinary shares to certain of our employees, directors and consultants. The issuances of securities upon exercise of options granted under our 2000 Plan may not have been exempt from registration and qualification under federal and California state securities laws. In prior financial statements, the Company disclosed the potential California and federal securities law violations in connection with these options. The Company has reported in its financial statements for previous periods a put liability related to shares that are subject to rescission. The Company has reviewed the applicable statute of limitations related to the securities issuances and believes that the civil liability related to those securities issuances has become minimal. As such, the Company has reclassified the put liability related to the shares subject to rescission into permanent stockholders’ equity, during the period ended December 31, 2008.

Stockholder Rights Plan

As of July 9, 2007, the Company adopted a stockholder rights plan in connection with the completion of the Scheme of Arrangement. The rights accompany each share of common stock of the Company and are evidenced

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by ownership of common stock. The rights are not exercisable except upon the occurrence of certain takeover-related events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an “Acquiring Person” pursuant to the rights plan, to purchase additional common stock at a 50% discount to their fair market value. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered.

10. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2008, 2007 and 2006 were approximately $342,000, $249,000 and $316,000, respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company’s financial reporting includes detailed data on four separate operating segments. During the third quarter of 2007, the Company changed its financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label websites; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label websites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other websites and businesses. The change, in compliance with SFAS No. 131, is a result of the change to the Company’s overall revenue mix and how management reviews information to assess financial performance. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business. Prior period segment disclosures were revised to conform to the revised segment presentation:

	Years Ended December 31
	2008	2007	2006
	(in thousands)
Net Revenues
Jewish Networks	$33,740	$33,624	$32,213
General Market Networks	7,762	15,707	25,446
Other Affinity Networks	13,749	13,314	9,724
Offline and Other Businesses	2,015	2,573	1,470

Total Net Revenues	$57,266	$65,218	$68,853

Direct Marketing Expenses
Jewish Networks	$2,519	$3,281	$4,544
General Market Networks	3,488	8,462	13,711
Other Affinity Networks	7,875	7,828	4,952
Offline and Other Businesses	1,128	1,524	1,367

Total Direct Marketing Expenses	$15,010	$21,095	$24,574

Contribution
Jewish Networks	$31,221	$30,343	$27,669
General Market Networks	4,274	7,245	11,735
Other Affinity Networks	5,874	5,486	4,772
Offline and Other Businesses	887	1,049	103

Total Contribution	$42,256	$44,123	$44,279

Unallocated Operating Expense	32,936	40,492	37,676

Operating Income	$9,320	$3,631	$6,603

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates several international Web sites, however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenues represent sales generated outside the U.S. where the Company has its principal operations. Net revenues and identifiable assets, excluding deferred tax assets by geographical area are as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Net Revenues
United States	$52,408	$60,483
Israel	4,858	4,735

Total	$57,266	$65,218

Non-Current Assets
United States	$19,210	$18,611
Israel	6,590	6,374

Total	$25,800	$24,985

12. Commitments and Contingencies

Operating Leases

The Company leases its office facilities under operating lease agreements effective through April 2012, providing for annual minimum lease payments as follows (amounts in thousands):

Year Ending
2009	$912
2010	913
2011	611
2012	53

Total	$2,489

Rental expense under non-cancelable operating leases with scheduled rent increases or free rent is accounted for on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense.

The Company recognized rent expense under operating leases of $1.3 million, $1.5 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006 respectively.

Other Commitments and Obligations

The Company has other commitments and obligations consisting of legal settlements and contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $1.8 million for less than one year and $137,500 between one and three years. Contracts with other service providers are for 30 day terms or less.

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

On January 30, 2007, Spark Network Services, Inc. initiated an action in the United States District Court for the Northern District of Illinois, Eastern Division. On December 4, 2007, Plaintiff, Spark Networks Services, filed an amended complaint, adding Spark Networks, Inc. as a defendant. Spark Networks Services asserted in an Amended Complaint that Spark Networks, Inc. infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” Spark Networks, Inc. filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was then stayed on February 21, 2008.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data Match Enterprises of Texas, LLC v. Spark Networks, Inc., et al.

Data Match Enterprises of Texas asserted that the Company has infringed U.S. Patent No. 5,623,660, entitled “System For Regulating Access to Data Base for Purposes of Data Base Management.” The litigation was commenced against other defendants on October 4, 2007 in the United States District Court for the Eastern District of Texas. The Company was added as a defendant by an Amended Complaint dated May 1, 2008. On February 26, 2009, the Company and Data Match Enterprises of Texas entered into a confidential settlement agreement, and on March 6, 2009, the Court formally entered a dismissal of the entire action with prejudice pursuant to a stipulation by the parties.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. ISYSTEMS response or opposition to this Motion was due on December 24, 2008, however, ISYSTEMS has not filed nor served any such response or opposition.

The Company strongly disputes the merits of the claims asserted against it in each of these lawsuits and shall vigorously defend against them.

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

13. Related Party Transactions

The Company had entered into a confidentiality agreement dated October 14, 2005 with Great Hill Equity Partners II (the “Stockholder”) that contained a provision (the “Standstill Provision”) pursuant to which the Stockholder agreed not to, among other things, directly or indirectly acquire, offer to acquire, or propose to acquire more than 2% of any class of the Company’s securities or rights to acquire more than 2% of any class of the Company’s securities for a period of one year from the date of the confidentiality agreement without the Company’s prior written consent. On December 1, 2005, the Company and the Stockholder entered into a standstill agreement (the “Standstill Agreement”) pursuant to which the Company waived the Standstill Provision and the Stockholder agreed that its ability to increase its beneficial ownership of the Company’s securities would be subject to the terms and conditions of the Standstill Agreement, which has a term of five years unless terminated earlier by agreement of the parties. Pursuant to the Standstill Agreement, Great Hill Equity Partners II agreed that it would not, other than through bona fide all cash offers made in accordance with the terms of the Standstill Agreement to all of the Company’s stockholders or share repurchases or other actions initiated by the Company, acquire or seek to acquire beneficial ownership of any of our voting securities (or rights to acquire any class of our securities or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (1) prior to giving effect thereto, the Great Hill Group beneficially owns less than 60% of Total Voting Power and (2) after giving effect, the Great Hill Group would beneficially own more than 29.9% of Total Voting Power.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended (1)
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
	(in thousands)
Consolidated Statement of Income Data:
Net sales	$13,216	$14,041	$14,987	$15,022	$16,014	$15,768	$16,616	$16,820
Contribution	9,710	10,632	10,964	10,950	11,196	11,692	11,172	10,063
Operating expenses
Sales and marketing	973	1,082	1,128	1,053	1,014	914	865	833
Customer service	511	599	581	631	663	737	861	842
Technical operations	892	1,000	1,021	1,063	1,012	1,038	1,180	1,186
Development	1,037	1,145	1,110	1,221	1,031	1,097	975	1,146
General and administrative	3,696	3,897	3,979	4,176	5,529	5,618	5,223	5,478
Amortization	129	107	222	329	328	330	354	344
Impairment of goodwill and other assets	1,235	119	—	—	—	—	—	1,894

Total operating expenses	8,473	7,949	8,041	8,473	9,577	9,734	9,458	11,723
Income (loss) from operations	1,237	2,683	2,923	2,477	1,619	1,958	1,714	(1,660)
Income (loss) before income taxes	721	2,534	3,147	2,811	1,896	2,092	2,011	(1,455)
Provision (benefit) for income taxes	885	789	1,506	1,245	(4,701)	245	95	(73)

Net income (loss)	$(164)	$1,745	$1,641	$1,566	$6,598	$1,847	$1,916	$(1,382)

Basic net income (loss) per share	$(0.01)	$0.08	$0.07	$0.06	$0.25	$0.06	$0.06	$(0.04)
Diluted net income (loss) per share	$(0.01)	$0.08	$0.07	$0.06	$0.25	$0.06	$0.06	$(0.04)
Shares used in computation of basic net income per share	21,300	22,751	24,555	26,004	26,578	28,803	30,677	30,868
Shares used in computation of diluted net income per share	21,300	22,770	24,575	26,027	26,601	28,825	30,904	30,868

(1)	Certain financial information for prior periods has been reclassified to conform to the 2008 periods’ presentation.

15. Subsequent Events (unaudited)

On January 5, 2009, the Company re-priced options for key employees. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments under SFAS 123 (R). The preliminary estimated incremental expense is approximately $1 million and will be recognized over the four year vesting term of the options.