Form 10-Q
period 2009-03-31
SPARK NETWORKS INC
filed 2009-05-14
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes   ☑         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☐         No  ☐

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

The registrant had 20,566,544 shares of common stock, par value $0.001 per share, outstanding as of May 14, 2009.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,402	$7,417
Restricted cash	703	766
Accounts receivable	850	1,102
Deferred tax asset	44	52
Prepaid expenses and other	1,548	1,869

Total current assets	10,547	11,206
Property and equipment, net	1,779	1,685
Goodwill, net	17,392	17,964
Intangible assets, net	5,580	5,750
Deferred tax asset	5,002	5,002
Deposits and other assets	367	401

Total assets	$40,667	$42,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,455	$2,260
Accrued liabilities	3,792	4,830
Deferred revenue	4,132	4,093
Notes payable and other short-term debt	7,750	7,750

Total current liabilities	17,129	18,933
Deferred tax liabilities	721	756
Income tax liability	906	906

Total liabilities	18,756	20,595
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,551,544 and 20,541,744 at March 31, 2009 and December 31, 2008, respectively:	21	21
Additional paid-in-capital	45,878	45,545
Accumulated other comprehensive income	445	591
Accumulated deficit	(24,433)	(24,744)

Total stockholders’ equity	21,911	21,413

Total liabilities and stockholders’ equity	$40,667	$42,008

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net revenues	$12,032	$15,022
Direct marketing expenses	2,850	4,072

Contribution	9,182	10,950
Operating expenses:
Sales and marketing (including stock-based compensation of $48 and $192)	921	1,053
Customer service (including stock-based compensation of $5 and $19)	545	631
Technical operations (including stock-based compensation of $50 and $171)	870	1,063
Development (including stock-based compensation of $41 and $159)	1,308	1,221
General and administrative (including stock-based compensation of $181 and $526)	3,266	4,176
Amortization of intangible assets	184	329
Impairment of goodwill and long-lived assets	880	—

Total operating expenses	7,974	8,473

Operating income	1,208	2,477
Interest expense (income) and other, net	492	(334)

Income before income taxes	716	2,811
Provision for income taxes	405	1,245

Net income	$311	$1,566

Net income per share – basic and diluted	$0.02	$0.06

Weighted average shares outstanding – basic	20,548	26,004
Weighted average shares outstanding – diluted	20,563	26,027

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$311	$1,566
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	390	571
Foreign exchange loss (gain) on intercompany loan	422	(360)
Impairment of goodwill and other intangibles	880	—
Stock-based compensation	325	1,067
Deferred taxes	(27)	1,221
Other	—	40
Changes in operating assets and liabilities:
Accounts receivable	252	246
Restricted cash	63	414
Prepaid expenses and other assets	364	(618)
Accounts payable and accrued liabilities	(1,843)	(1,854)
Deferred revenue	38	651

Net cash provided by operating activities	1,175	2,944

Cash flows from investing activities:
Sale of marketable securities	—	200
Purchases of property and equipment	(427)	(27)
Earn-out payment for acquisition of business	(770)	—
Sale of property and equipment	—	4

Net cash (used in) provided by investing activities	(1,197)	177

Cash flows from financing activities:
Proceeds from issuance of common stock	7	5
Purchase of stock for retirement	—	(3,327)
Payments for costs incurred for revolver	—	(284)

Net cash provided by (used in) financing activities	7	(3,606)

Net decrease in cash	(15)	(485)
Cash and cash equivalents at beginning of period	7,417	8,796

Cash and cash equivalents at end of period	$7,402	$8,311

Supplemental disclosure of cash flow information:
Cash paid for interest	$57	$1
Cash paid for income taxes	$181	$240

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

The common stock of Spark Networks, Inc., a Delaware corporation (the “Company”), is traded on the NYSE Amex. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Web sites and search and contact other individuals who have posted profiles.

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

Basis of Presentation

The consolidated financial statements include the accounts of the parent Company and all of its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements for the year ended December 31, 2008.

Fair Value Measurement

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2009, the impact of this adoption is immaterial.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments. Comprehensive income for each of the periods presented is comprised as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$311	$1,566
Changes in unrealized losses in available for sale securities, net of taxes	—	(3)
Foreign currency translation adjustment, net of taxes	146	175

Total comprehensive income, net of taxes	$457	$1,738

2.	Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128 “Earnings per Share”, which requires the presentation of both basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the effect of potential shares of stock outstanding, including dilutive stock options and warrants, using the treasury stock method as prescribed by SFAS 123(R).

	For the Three Months Ended March 31,
	2009	2008
	(in thousands except per share data)
Income Per Share of Common Stock – Basic
Net income applicable to common stock	$311	$1,566
Weighted average shares outstanding – basic	20,548	26,004

Basic Earnings Per Share	$0.02	$0.06

Income Per Share of Common Stock – Diluted
Net income applicable to common stock	$311	$1,566
Weighted average shares outstanding – basic	20,548	26,004
Dilutive options using the treasury stock method	15	23

Weighted average shares outstanding – diluted	20,563	26,027

Diluted Earnings per share	$0.02	$0.06

3.	Acquisitions of Businesses and Intangibles

HurryDate Asset Acquisition

On February 1, 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million in cash. In addition, subject to certain conditions in the purchase agreement, the Company would also pay additional consideration based on an earn-out tied to the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. On October 17, 2007, the Company entered into a letter agreement with the sellers and agreed the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts when and if paid (the first installment was paid in 2008 and the second installment was paid in the first quarter of 2009) would be an increase to the goodwill recorded for this acquisition. These amounts assume the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. Of the $3.7 million of acquired intangible assets, $490,000 was assigned to member databases and is being amortized over three years, $50,000 was assigned to subscriber databases and was amortized over five months, $800,000 was assigned to developed software which is being amortized over five years, $360,000 was assigned to domain names which are not subject to amortization, and $2.0 million was assigned to goodwill. In the fourth quarter of 2008, the Company performed its annual valuation under SFAS 142, Goodwill and Other Intangible Assets, and determined the fair value of the HurryDate reporting unit and compared it to the carrying amount of the reporting unit. The analysis concluded that a sustained decline in HurryDate’s speed dating business has reduced projected cash flows below the carrying amount of the reporting unit and as such, the Company impaired the entire goodwill amount. HurryDate has not shown improvement since the impairment analysis was completed, as such, management concluded that the additional earn-out payment made in the first quarter of 2009 should be impaired. The goodwill is deductible for tax purposes.

4.	Revolving Credit Facility

In February 2008, the Company and its wholly-owned subsidiary, Spark Networks Limited, as borrower, entered into an agreement (“the Agreement”) with Bank of America for a $30.0 million revolving credit facility. The initial term of the Agreement is for three years, and provides the Company with the opportunity to extend the initial term, subject to the lender’s consent. The per annum interest rate for this facility is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are the prime rate plus 0.50%, 0.75% and 1.00%, respectively. The Company pays a 0.125% per annum commitment fee on all funds not utilized under this facility, measured on a daily basis. There is no prepayment penalty or premium associated with the early termination of this facility. The Agreement includes customary affirmative and negative covenants, with which the Company was compliant as of March 31, 2009.

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

Upon an event of default, such as failure to pay under the credit agreement, a default under any other lending arrangement, a change of control or violation of a covenant, then a default rate of 2% per annum is added to the interest rates described above. At March 31, 2009, there was $7.5 million outstanding under the Agreement bearing an interest rate of 2.7% with $22.5 million of borrowing capacity remaining under this revolving credit facility. In connection with the Agreement, the Company paid deferred financing costs of approximately $446,000, which were included in other current assets and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Income over the term of the Agreement. Amortization expense for the deferred financing cost for the three months ended March 31, 2009 and March 31, 2008 were $37,000 and $25,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

On January 5, 2009, the Company re-priced options for certain key employees. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments under SFAS 123 (R), Share Based Payment. The estimated incremental expense is approximately $1 million and will be recognized over the four year vesting term of the options. The incremental expense in the first quarter was $115,000.

Employee Stock Option Plans

As of July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) initially authorizing and reserving 2.5 million shares, which may increase on January 1 of each year. Prior to the Company’s incorporation and Scheme of Arrangement, Spark Networks plc had two share Option Plans, the MatchNet plc 2000 Executive Share Option Plan (the “2000 Plan”) and Spark Networks plc 2004 Share Option Plan (the “2004 Plan”). No further options are granted under the 2000 Plan or the 2004 Plan; however, all outstanding options previously granted under those plans continue in full force and effect.

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

As of March 31, 2009, total unrecognized compensation cost related to unvested stock options was $4.0 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2008	3,643	$5.62
Granted	3,083	3.00
Exercised	(10)	0.71
Expired	(22)	3.77
Cancelled	(3,098)	5.64

Outstanding at March 31, 2009	3,596	$3.33

Options issued prior to February 2007 are priced in foreign currency. Weighted average price per share calculations are impacted by foreign exchange fluctuations for these options.

Stockholder Rights Plan

The Company has a stockholder rights plan. The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain takeover-related events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an “Acquiring Person” pursuant to the rights plan, to purchase additional common stock at a 50% discount to their fair market value. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered.

6.	Segment Information

The Company has four operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label Web sites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label Web sites; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions to HurryDate.com, and other Web sites and businesses.

	Three Months Ended March 31,
(in thousands)	2009	2008
Net Revenues
Jewish Networks	$7,583	$8,667
Other Affinity Networks	3,297	3,353
General Market Networks	940	2,576
Offline & Other Businesses	212	426

Total	$12,032	$15,022

Direct Marketing
Jewish Networks	$563	$705
Other Affinity Networks	1,965	1,842
General Market Networks	273	1,336
Offline & Other Businesses	49	189

Total	$2,850	$4,072

Contribution
Jewish Networks	$7,020	$7,962
Other Affinity Networks	1,332	1,511
General Market Networks	667	1,240
Offline & Other Businesses	163	237

Total	$9,182	$10,950

Unallocated operating expenses	7,974	8,473

Operating income	$1,208	$2,477

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

Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of litigation and claims.

The Company strongly disputes the merits of the claims asserted against it in each of the lawsuits disclosed in our Annual Report and intends to vigorously defend against them.

The Company has additional existing legal claims and may encounter future legal claims in the normal course of business. In the Company’s opinion, the resolutions of the existing legal claims are not expected to have a material impact on its financial position or results of operations. The Company believes it has accrued appropriate amounts where necessary in connection with such litigation.

8.	Impairment of Goodwill and Long-lived Assets

In the first quarter of 2009, the Company paid $770,000 to the former owners of HurryDate pursuant to the earn-out arrangement (see Note 3). The payment was recorded as an increase of goodwill. In the fourth quarter of 2008, the Company performed its annual valuation under SFAS 142 and determined the fair value of the HurryDate reporting unit and compared it to the carrying amount of the reporting unit.

The analysis concluded that a sustained decline in HurryDate’s speed dating business has reduced projected cash flows below the carrying amount of the reporting unit and as such, the Company impaired the goodwill amount. HurryDate has not shown improvement since the impairment analysis was completed, as such, management concluded that the $770,000 earn-out payment should be impaired.

In addition, the Company recorded approximately $110,000 impairment expense related to development costs for a discontinued web-based product.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”).

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands and our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; and successfully implement our current long-term growth strategy, and other factors described in the “Risk Factors” section of our 2008 Annual Report.

General

The common stock of Spark Networks, Inc. is traded on the NYSE Amex. We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships.

Segment Reporting

For segment information, please refer to Note 6 of the notes to the financial statements elsewhere in this document.

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

	Three Months Ended
	March 31,
Average Paying Subscribers	2009	2008
Jewish Networks	84,644	92,719
Other Affinity Networks	64,393	60,133
General Market Networks	17,810	37,435
Offline & Other Businesses	1,157	2,365

Total	168,004	192,652

Results of Operations

The following table presents our operating results as a percentage of net revenues:

	Three Months Ended
	March 31,
	2009	2008
Net revenues	100.0%	100.0%
Direct marketing	23.7	27.1

Contribution margin	76.3	72.9

Operating expenses:
Sales and Marketing	7.7	7.0
Customer Service	4.5	4.2
Technical Operations	7.2	7.1
Development	10.9	8.1
General and Administrative	27.1	27.8
Amortization	1.5	2.2
Impairment of goodwill and other long-lived assets	7.3	—

Total operating expenses	66.2	56.4

Operating income	10.1	16.5
Interest and other expenses (income), net	4.1	(2.2)

Income before income taxes	6.0	18.7
Provision for income taxes	3.4	8.3

Net income	2.6%	10.4%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Revenues

Substantially all of our net revenues are derived from subscription fees. Approximately 4% of our net revenues for the three months ended March 31, 2009 and 2008, respectively, are generated through offline social and travel events, and advertising revenue. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 20% to $12.0 million in the first quarter of 2009 compared to $15.0 million in the first quarter of 2008. The majority of this decrease can be attributed to the managed decline in the Company’s General Market Networks segment and lower net revenues for the Jewish Networks. Net revenues for the Jewish Networks segment decreased 12.5% to $7.6 million in the first quarter of 2009 compared to $8.7 million in the first quarter of 2008. The decrease in net revenues is primarily driven by a lower average paying subscriber base, reflecting a downturn in the economy. Net revenues for our Other Affinity Networks segment decreased 1.7% to $3.3 million in the first quarter of 2009 compared to $3.4 million in the first quarter of 2008. Net revenues for the General Market Networks segment decreased 63.5% to $940,000 in the first quarter of 2009, compared to $2.6 million in the first quarter of 2008. The decrease in General Market Networks net revenues is due to the decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient marketing expenses. Net revenues of our Offline & Other Businesses segment decreased 50.2% to $212,000 in the first quarter of 2009 compared to $426,000 in the first quarter of 2008. The decrease in net revenues is largely attributable to a travel event for our members in the first quarter of 2008 versus no trips in the first quarter of 2009.

Direct Marketing Expenses

Direct marketing expenses decreased 30.0% to $2.9 million in the first quarter of 2009 compared to $4.1 million in the first quarter of 2008. The majority of this decline can be attributed to a reduction in inefficient marketing programs associated with the General Market Networks segment. Direct marketing expenses for the Jewish Networks segment decreased 20.1% to $563,000 in the first quarter of 2009 compared to $705,000 in the first quarter of 2008. The decrease reflects our shift to more efficient online marketing programs. Direct marketing expenses for the Other Affinity Networks segment increased 6.7% to $2.0 million for the first quarter of 2009 compared to $1.8 million in the first quarter of 2008, reflecting growth initiatives in this segment. Direct marketing expenses for the General Market Networks segment decreased 79.6% to $273,000 in the first quarter of 2009 compared to $1.3 million in the same period in 2008. The decrease reflects management’s decision to pursue cost effective subscriber acquisition marketing campaigns. Direct marketing expenses for the Offline & Other Businesses segment decreased 74.1 % to $49,000 for the first quarter of 2009 compared to $189,000 in the same period in 2008 reflecting the cost of a travel event in 2008 and the absence of one in 2009.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the first quarter of 2009 were $8.0 million, a decrease of 5.9% compared to $8.5 million for the first quarter of 2008. The decrease over the first quarter of 2009 is primarily attributable to a $132,000 decrease in sales and marketing expense, a $193,000 decrease in technical operations expense and a $910,000 decrease in general and administrative expense, offset by $880,000 of asset impairment charges. We did not incur an impairment charge in the first quarter of 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 12.5% to $921,000 in the first quarter of 2009 compared to $1.1 million in the first quarter of 2008. The decrease can be primarily attributed to lower stock-based compensation expense.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 13.6% to $545,000 in the first quarter of 2009 compared to $631,000 in the first quarter of 2008. The expense decrease is primarily due to a reduction in payroll expenses and temporary labor. The lower payroll and temporary labor expenses reflect greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations.

Technical Operations. Technical operations expenses consist primarily of personnel and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 18.2% to $870,000 in the first quarter of 2009 compared to $1.1 million in 2008. The decrease is primarily due to lower depreciation and stock-based compensation expense, offset by higher salary and benefits expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 7.1% to $1.3 million in the first quarter of 2009 compared to $1.2 million in 2008. The increased costs reflect higher payroll and depreciation expense.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 21.8% to $3.3 million in the first quarter of 2009 compared to $4.2 million in 2008. The decrease is primarily attributable to lower stock-based compensation expense, lower payroll expense and lower credit card fees and fines in the first quarter of 2009.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 44.1% to $184,000 in the first quarter of 2009 compared to $329,000 in the first quarter of 2008.

Impairment of Goodwill and Other Long-lived Assets. Impairment of goodwill and other long-lived assets expenses primarily represent the write-down of investments in businesses and computer software. Impairment of goodwill and other long-lived assets increased $880,000 in the first quarter of 2009 from $0 in the first quarter of 2008. First quarter 2009 expenses consist primarily of HurryDate’s earn-out payment that was concurrently impaired in the first quarter of 2009.

Interest Expense/Income and Other, Net. Interest expense/income and other consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses and interest expense associated with borrowings from our revolving credit facility. Net expense was $492,000 for the first quarter of 2009 compared to income of $334,000 for the same period in 2008. The increase is primarily due to a foreign currency translation loss associated with the intercompany loan, and interest expense associated with the outstanding balance on the revolving credit facility.

Net Income and Earnings Per Share. Net income for the first quarter of 2009 was $311,000, or $0.02 per share, compared to $1.6 million, or $0.06 per share for 2008. The decrease to net income reflects lower contribution and higher asset impairment charges in the first quarter of 2009. First quarter 2009 earnings per share benefited from an approximate 5.5 million share reduction in fully diluted weighted average shares outstanding compared to the first quarter of 2008, reflecting our stock repurchase activities throughout 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $7.4 million. We have historically financed our operations with internally generated funds.

In February 2008, we entered into an agreement (“the Agreement”) with Bank of America for a $30.0 million revolving credit facility. The initial term of the Agreement is for three years, and provides us with the opportunity to extend the initial term, subject to the lender’s consent. The per annum interest rate for this facility is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are LIBOR plus 1.50%, 1.75% and 2.00%, respectively. In the event we elect to borrow under a base rate loan, the corresponding interest rates are the prime rate plus 0.50%, 0.75% and 1.00%, respectively. We pay a 0.125% per annum commitment fee on all funds not utilized under this facility, measured on a daily basis. There is no prepayment penalty or premium associated with the early termination of this facility. The Agreement includes customary affirmative and negative covenants.

As of March 31, 2009, we were in compliance with our covenants. At March 31, 2009, there was $7.5 million outstanding under the Agreement bearing an interest rate of 2.7% with $22.5 million of borrowing capacity remaining under this revolving credit facility.

Net cash provided by operations was $1.2 million for the three months ended March 31, 2009 compared to $2.9 million for the same period in 2008.

Net cash used in investing activities was $1.2 million in the first quarter of 2009 compared to net cash provided in 2008 of $177,000. In the first quarter of 2009, we paid $770,000 to the former owners of HurryDate pursuant to an earn-out obligation. Additionally, we invested $427,000 of cash in computer hardware and software.

Net cash provided in financing activities was $7,000 for the first quarter of 2009 compared to net cash used in 2008 of $3.6 million. Cash used in financing activities in 2008 was primarily due to stock repurchases totaling $3.3 million and payments for costs associated with our revolving credit facility of $284,000.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, planned capital expenditures and contractual obligations for at least the next 12 months. We may be required or find it desirable prior to such time to raise additional funds through bank financing or through the issuance of debt or equity.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually, limited purposes. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2009, our management, with the participation of our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the financial statements contained in this report under Note 7 “Commitments and Contingencies—Legal Proceedings” and is incorporated by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 5, 2009, we held a special meeting of stockholders. Of the 21,441,544 shares eligible to vote, 14,995,522, or 70%, of the votes were returned, formulating a quorum. At the special stockholders meeting, the following matters were submitted to stockholders for vote: (1) approval of one-time stock option repricing and exchange program and (2) approval of an amendment to the 2007 Omnibus Incentive Plan to increase the total number of authorized shares under the plan.

Proposal I—Approval of one-time stock option repricing and exchange program.

Proposal I was approved with 9,913,009 shares voted for, 5,082,513 shares voted against and no shares abstained, thereby, approving the one-time stock option repricing and exchange program.

Proposal II—Approval of an amendment to the 2007 Omnibus Incentive Plan to increase the total number of authorized shares under the plan.

Proposal II was approved with 10,160,980 shares voted for, 4,834,542 shares voted against and no shares abstained, thereby, approving an amendment to the 2007 Omnibus Incentive Plan to increase the total number of authorized shares under the plan.

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

Date: May 14, 2009