Form 10-K/A
period 2008-12-31
SPARK NETWORKS INC
filed 2009-07-21
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K/A, this Proxy Statement is not deemed to be filed as part hereof.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Form 10-K, filed by Spark Networks, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 26, 2009 (the “Original Filing”), is being filed to reflect revisions to Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Exhibits, Financial Statement Schedules.

This Form 10-K/A only amends information in Item 1 (Business), Item 1A (Risk Factors), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), and Item 15 (Exhibits, Financial Statement Schedules). The other Items as presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference, except that item 8 (Financial Statements and Supplementary Data) and the Notes to the Consolidated Financial Statements are not included in this Amendment. As a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2008

Spark Networks and Spark Networks logos are trademarks and/or registered trademarks of Spark Networks Limited, the Company’s wholly owned subsidiary.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K/A, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this annual report on Form 10-K/A, regarding, among other matters:

•	our ability to attract members to our Web sites, convert members into paying subscribers and retain our paying subscribers;

•	the highly competitive nature of our business;

•	our ability to keep pace with rapid technological change;

•	the strength of our existing brands and our ability to maintain and enhance those brands;

•	our ability to effectively manage our expenses;

•	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;

•	uncertainties relating to potential acquisitions of companies;

•	the volatility of the price of our equity securities;

•	the strain on our resources and management team of being a public company;

•	the ability of our principal stockholders to exercise significant influence over our company; and

•	other factors referenced in this annual report on Form 10-K/A and other reports.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this annual report on Form 10-K/A to conform these statements to actual results or to changes in our expectations.

You should read this annual report on Form 10-K/A, and the documents that we reference in this annual report on Form 10-K/A and have filed as exhibits with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Expand offline presence. We intend to expand upon our offline events offerings, providing a valuable integrated service to our online members and subscribers that we believe is unique to the online dating market.

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

Risks Related to Our Industry

We need to maintain or increase our number of average paying subscribers to maintain or increase our current level of revenue.

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of Web sites. We cannot assure you that our monthly average subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2008, average paying subscribers decreased 12% and revenue also dropped 12% compared to 2007. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

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

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Direct marketing	26.2	32.3	35.7

Contribution margin	73.8	67.7	64.3

Operating expenses:
Sales and marketing	7.4	5.6	4.2
Customer service	4.0	4.8	5.2
Technical operations	6.9	6.8	9.1
Development	7.9	6.5	6.9
General and administrative	27.5	33.4	27.4
Amortization of intangible assets other than goodwill	1.4	2.1	1.7
Impairment of goodwill and other assets	2.4	2.9	0.2

Total operating expenses	57.5	62.1	54.7

Operating income	16.3	5.6	9.6
Interest and other (income), expenses, net	0.2	(1.4)	(1.0)

Income before income taxes	16.1	7.0	10.6
Provision (benefit) for income taxes	7.7	(6.8)	1.1

Net income	8.4%	13.8%	9.5%

The following table describes certain selected information and Adjusted EBITDA(1) for the years ended December 31,

	2008	2007
	(in thousands)
Net income	$4,788	$8,978
Interest expense (income)	152	(751)
Income taxes	4,425	(4,434)
Depreciation	867	1,684
Impairments	1,354	1,894
Amortization of intangible assets	787	1,356
Scheme of arrangements	—	1,897
Non-cash currency translation adjustments	(41)	(204)
Stock-based compensation	3,868	5,321

Adjusted EBITDA(1)	$16,200	$15,741

(1)	The Company reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from on-going operations and excludes the impact of: (i) non-cash items such as stock-based compensation, asset impairments, non-cash currency translation adjustments related to an inter-company loan and (ii) one- time items that have not occurred in the past two years and are not expected to recur in the next two years, such as the Scheme of Arrangement. Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

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

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of our annual report on Form 10-K, originally filed on March 26, 2009.

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

The information required by this Item 10 was included in the Proxy Statement which was filed within 120 days after the fiscal year covered by our annual report on Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 was included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12, including Equity Compensation Plan Information, was included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 was included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 was included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K/A.

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Scheme of Arrangement effective July 9, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.1	Certificate of Incorporation of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.2	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.3	Bylaws of Spark Networks, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

4.1	Rights Plan Dated July 9, 2007 Between Spark Networks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.1	Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(a)	First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(b)	Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(c)	Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(d)	Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(e)	Fifth Amendment to Lease, dated February 22, 2006 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).

10.1(f)	Sixth Amendment to Lease, dated March 7, 2007 (incorporated by reference to Exhibit 10.1(f) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007).

Exhibit Number	Description of Exhibit

10.1(g)	Seventh Amendment to Lease, dated November 27, 2007 (incorporated by reference to Exhibit 10.1(g) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.2	2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2(a)	Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1/A (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.3	2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.3(a)	Form of Option Agreement for 2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.4	Amendments to the 2000 Executive Share Option Scheme and the 2004 Share Option Schemes, each dated November 25, 2008 (incorporated by reference to Exhibit d(6) to the Registrant’s Schedule TO filed with the Securities and Exchange Commission on December 2, 2008).

10.5(a)	Executive Employment Agreement, dated August 31, 2005, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.5(b)	Amendment No. 1, dated March 15, 2006, to the Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13(a) of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 2006).

10.5(c)	Amendment No. 2, dated November 27, 2006, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2006).

10.5(d)	Amendment No. 3, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.6	Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.7(a)	Executive Employment Agreement, dated February 12, 2007, between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.7(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

Exhibit Number	Description of Exhibit

10.8	Consent to Assignment and Assumption of Standstill Agreement with Great Hill Equity Partners II (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.9	Amendments to 2000 and 2004 Option Schemes (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.10	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.11	Schedule of Officers and Directors who entered into Indemnification Agreements (incorporated by reference to Exhibit 10.12(a) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.12(a)	Employment Agreement dated July 2, 2007 between Spark Networks plc and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.12(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.13(a)	2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.13(b)	Amendment No. 1 to the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009).

10.14	Form of Stock Option Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.15	Form of Restricted Stock Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(B) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.16	Form of Restricted Stock Unit Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(C) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.17(a)	Executive Employment Agreement dated May 16, 2007 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007).

10.17(b)	Amendment No. 1, dated December 30, 2008, to Executive Employment Agreement between the Registrant and Gregory J. Franchina (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008)

10.18(a)	Executive Employment Agreement executed November 27, 2007 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

Exhibit Number	Description of Exhibit

10.18(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Brett Zane (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.19	Credit Agreement dated February 14, 2008 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008).

21.1*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on July 21, 2009.

SPARK NETWORKS, INC.

/s/ BRETT A. ZANE
Brett A. Zane
Chief Financial Officer