Form 10-Q
period 2009-06-30
SPARK NETWORKS INC
filed 2009-08-13
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not Applicable.

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

Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller-Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The registrant had 20,581,544 shares of common stock, par value $0.001 per share, outstanding as of August 13, 2009.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,669	$7,417
Restricted cash	676	766
Accounts receivable	878	1,102
Deferred tax asset	44	52
Prepaid expenses and other	880	1,869

Total current assets	12,147	11,206
Property and equipment, net	1,889	1,685
Goodwill, net	17,778	17,964
Intangible assets, net	5,417	5,750
Deferred tax asset	5,004	5,002
Deposits and other assets	2,072	401

Total assets	$44,307	$42,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,160	$2,260
Accrued liabilities	5,312	4,830
Deferred revenue	4,159	4,093
Notes payable and other short-term debt	7,750	7,750

Total current liabilities	18,381	18,933
Deferred tax liabilities	811	756
Income tax liability	942	906

Total liabilities	20,134	20,595
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,581,544 and 20,541,744 at June 30, 2009 and December 31, 2008, respectively	21	21
Additional paid-in-capital	46,170	45,545
Accumulated other comprehensive income	529	591
Accumulated deficit	(22,547)	(24,744)

Total stockholders’ equity	24,173	21,413

Total liabilities and stockholders’ equity	$44,307	$42,008

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$11,242	$14,987	$23,274	$30,009
Direct marketing expenses	2,984	4,023	5,834	8,095

Contribution	8,258	10,964	17,440	21,914
Operating expenses:
Sales and marketing (including stock-based compensation of $43, $196, $91, and $389)	836	1,128	1,757	2,181
Customer service (including stock-based compensation of $2, $17, $7, and $38)	435	581	980	1,212
Technical operations (including stock-based compensation of $39, $171, $89, and $342)	848	1,021	1,718	2,084
Development (including stock-based compensation of $21, $159, $62, and $318)	1,098	1,110	2,406	2,331
General and administrative (including stock-based compensation of $163, $524, $344, and $1,048)	2,924	3,979	6,190	8,155
Amortization of intangible assets	187	222	371	551
Impairment of goodwill and long-lived assets	—	—	880	—

Total operating expenses	6,328	8,041	14,302	16,514

Operating income	1,930	2,923	3,138	5,400
Interest expense (income) and other, net	(1,885)	(224)	(1,393)	(558)

Income before income taxes	3,815	3,147	4,531	5,958
Provision for income taxes	1,928	1,506	2,334	2,751

Net income	$1,887	$1,641	$2,197	$3,207

Net income per share – basic and diluted	$0.09	$0.07	$0.11	$0.13

Weighted average shares outstanding – basic	20,568	24,555	20,558	25,279
Weighted average shares outstanding – diluted	20,574	24,575	20,566	25,301

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,197	$3,207
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	771	965
Foreign exchange gain on intercompany loan	128	(622)
Income from asset received from legal judgment	(1,742)	—
Impairment of goodwill and long-lived assets	881	—
Stock-based compensation	594	2,135
Deferred taxes	61	2,423
Other	37	41
Changes in operating assets and liabilities:
Accounts receivable	224	82
Restricted cash	90	672
Prepaid expenses and other assets	941	(238)
Accounts payable and accrued liabilities	(650)	(2,102)
Deferred revenue	65	604

Net cash provided by operating activities	3,597	7,167

Cash flows from investing activities:
Sale of marketable securities	—	200
Purchases of property and equipment	(605)	(190)
Cash paid in acquisition of business, net of cash acquired	(770)	(770)

Net cash (used in) investing activities	(1,375)	(760)

Cash flows from financing activities:
Proceeds from issuance of common stock	30	10
Purchase of shares for retirement	—	(8,970)
Payment on deferred financing costs	—	(446)
Proceeds from other short-term debt	—	5,000

Net cash provided by (used in) financing activities	30	(4,406)

Net increase in cash	2,252	2,001
Cash and cash equivalents at beginning of period	7,417	8,796

Cash and cash equivalents at end of period	$9,669	$10,797

Supplemental disclosure of cash flow information:
Cash paid for interest	$109	$9
Cash paid for income taxes	$767	$441

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements for the year ended December 31, 2008.

Fair Value Measurement

Effective January 1, 2008, we adopted SFAS 157 “Fair Value Measurements”. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of June 30, 2009, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with SFAS 157.

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009 which did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R), and other guidance under GAAP. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP FAS No. 142-3 as of January 1, 2009 which did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009. Because FSP FAS 107-1 and APB 28-1 amend only the disclosure requirements related to the fair value of financial instruments, adoption of FSP 107-1 and APB 28-1 did not affect the Company’s consolidated financial condition and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for the Company for the quarter ended June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,887	$1,641	$2,197	$3,207
Changes in unrealized gains/losses in available for sale securities, net of taxes	—	—	—	(3)
Foreign currency translation adjustment, net of taxes	84	149	(62)	324

Total comprehensive income, net of taxes	$1,971	$1,790	$2,135	$3,528

2.	Net Income per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income per Share of Common Stock – Basic
Net income applicable to common stock	$1,887	$1,641	$2,197	$3,207
Weighted average shares outstanding – basic	20,568	24,555	20,558	25,279

Basic Earnings per Share	$0.09	$0.07	$0.11	$0.13

Income per Share of Common Stock – Diluted
Net income applicable to common stock	$1,887	$1,641	$2,197	$3,207
Weighted average shares outstanding-basic	20,568	24,555	20,558	25,279
Dilutive options using the treasury stock method	6	20	8	22

Weighted average shares outstanding – diluted	20,574	24,575	20,566	25,301

Diluted Earnings per share	$0. 09	$0.07	$0.11	$0.13

Options to purchase 3.5 million shares for the three and six month periods ending June 30, 2009 and 3.3 million shares for the three and six month periods ending June 30, 2008 respectively, were not included in the computation of diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

3.	Acquisitions of Businesses and Intangibles

HurryDate Asset Acquisition

On February 1, 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million in cash. In addition, subject to certain conditions in the purchase agreement, the Company would also pay additional consideration based on an earn-out tied to the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. On October 17, 2007, the Company entered into a letter agreement with the sellers and agreed the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts when and if paid (the first installment was paid in 2008 and the second installment was paid in the first quarter of 2009) would be an increase to the goodwill recorded for this acquisition. These amounts assume the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. Of the $3.7 million of acquired intangible assets, $490,000 was assigned to member databases and is being amortized over three years, $50,000 was assigned to subscriber databases and was amortized over five months, $800,000 was assigned to developed software which is being amortized over five years, $360,000 was assigned to domain names which are not subject to amortization, and $2.0 million was assigned to goodwill. In the fourth quarter of 2008, the Company performed its annual valuation under SFAS 142, Goodwill and Other Intangible Assets, and determined the fair value of the HurryDate reporting unit and compared it to the carrying amount of the reporting unit. The analysis concluded that a sustained decline in HurryDate’s speed dating business had reduced projected cash flows below the carrying amount of the reporting unit and as such, the Company impaired the entire goodwill amount. HurryDate has not shown improvement since the impairment analysis was completed, as such, management concluded that the additional earn-out payment made in the first quarter of 2009 should be impaired. The goodwill is deductible for tax purposes.

4.	Revolving Credit Facility

In February 2008, the Company and its wholly-owned subsidiary, Spark Networks Limited, as borrower, entered into an agreement (“the Agreement”) with Bank of America for a $30.0 million revolving credit facility. The Agreement includes customary affirmative and negative covenants, with which the Company was compliant as of June 30, 2009.

At June 30, 2009, there was $7.5 million outstanding under the Agreement bearing an interest rate of 2.7% with $22.5 million of borrowing capacity remaining under this revolving credit facility. Due to the short term nature of this instrument, the carrying value approximates the fair value of the loan balance outstanding. In connection with the Agreement, the Company paid deferred financing costs of approximately $446,000, which were included in other current assets and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Income over the term of the Agreement. Amortization expense for the deferred financing costs for the six months ended June 30, 2009 and June 30, 2008 were $74,000 and $62,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

On January 5, 2009, the Company re-priced options for certain key employees. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments under SFAS 123 (R), Share Based Payment. The estimated incremental expense is approximately $1 million and will be recognized over the four year vesting term of the newly issued options. The incremental expense for the three and six months ended June 30, 2009 were $57,000 and $172,000, respectively.

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

As of June 30, 2009, total unrecognized compensation cost related to unvested stock options was $3.7 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the three months ended June 30, 2009:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2008	3,643	$5.62
Granted	3,083	3.00
Exercised	(10)	0.71
Cancelled	(22)	3.77
Expired	(3,098)	5.64

Outstanding at March 31, 2009	3,596	$3.33
Granted	17	2.30
Exercised	(30)	0.83
Cancelled	(4)	3.00
Expired	(38)	7.14

Outstanding at June 30, 2009	3,541	$3.32

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

The Company has four operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label Web sites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups including BlackSingles.com and ChristianMingle.com; General Market Networks, which consists of AmericanSingles.com, Date.co.uk, Date.ca and their respective co-branded and private label Web sites; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions to HurryDate.com, and other Web sites and businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net Revenues
Jewish Networks	$7,064	$8,643	$14,647	$17,310
Other Affinity Networks	3,306	3,405	6,603	6,758
General Market Networks	701	2,174	1,641	4,750
Offline & Other Businesses	171	765	383	1,191

Total	$11,242	$14,987	$23,274	$30,009

Direct Marketing
Jewish Networks	$596	$624	$1,159	$1,329
Other Affinity Networks	2,192	1,968	4,157	3,810
General Market Networks	148	962	421	2,298
Offline & Other Businesses	48	469	97	658

Total	$2,984	$4,023	$5,834	$8,095

Contribution
Jewish Networks	$6,468	$8,019	$13,488	$15,981
Other Affinity Networks	1,114	1,437	2,446	2,948
General Market Networks	553	1,212	1,220	2,452
Offline & Other Businesses	123	296	286	533

Total	$8,258	$10,964	$17,440	$21,914

Unallocated operating expenses	6,328	8,041	14,302	16,514

Operating income	$1,930	$2,923	$3,138	$5,400

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

7.	Income on Possession of Assets

In the second quarter of 2009, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik. The Company recorded other income of $1.7 million in the Interest expense (income) and other, net line item on the Consolidated Statements of Income and recorded the asset as Deposits and Other Assets on the Consolidated Balance Sheets.

8.	Commitments and Contingencies

Legal Proceedings

Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2008 for a description of litigation and claims.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On June 10, 2009, the Court granted our motion and dismissed the case with prejudice. On June 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action.

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

9.	Impairment of Goodwill and Long-lived Assets

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

Additionally, in the first quarter of 2009, the Company recorded approximately $110,000 of impairment expense related to development costs for a discontinued web-based product.

10.	Subsequent Events

The Company has completed an evaluation of all subsequent events through August 13, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Annual Report”).

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

Segment Reporting

For segment information, please refer to Note 6 of the Notes to the Consolidated Financial Statements the (“Notes”) elsewhere in this report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average Paying Subscribers	2009	2008	2009	2008
Jewish Networks	82,769	91,598	83,706	92,159
Other Affinity Networks	65,409	63,309	64,901	61,721
General Market Networks	14,022	33,573	15,916	35,504
Offline & Other Businesses	1,017	1,975	1,087	2,170

Total	163,217	190,455	165,610	191,554

Average paying subscribers for the Jewish Networks segment decreased 9.6% and 9.2% to 82,769 and 83,706 for the three and six months ended June 30, 2009 compared to 91,598 and 92,159 in the same periods last year. Average paying subscribers for the Other Affinity Networks segment increased 3.3% and 5.2% to 65,409 and 64,901 for the three and six months ended June 30, 2009 compared to 63,309 and 61,721 in the same periods last year. Average paying subscribers for the General Market Networks segment decreased 58.2% and 55.2% to 14,022 and 15,916 for the three and six months ended June 30, 2009 compared to 33,573 and 35,504 in the same periods last year.

Results of Operations

The following table presents our operating results as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Direct marketing	26.5	26.8	25.1	27.0

Contribution margin	73.5	73.2	74.9	73.0

Operating expenses:
Sales and marketing	7.4	7.5	7.5	7.3
Customer service	3.9	3.9	4.2	4.0
Technical operations	7.5	6.8	7.4	6.9
Development	9.8	7.4	10.3	7.8
General and administrative	26.0	26.6	26.6	27.2
Amortization	1.7	1.5	1.6	1.8
Impairment of goodwill and other long-lived assets	—	—	3.8	—

Total operating expenses	56.3	53.7	61.4	55.0

Operating income	17.2	19.5	13.5	18.0
Interest expense (income) and other, net	(16.7)	(1.5)	(5.9)	(1.9)

Income before income taxes	33.9	21.0	19.4	19.9
Provision for income taxes	17.1	10.1	10.0	9.2

Net income	16.8%	10.9%	9.4%	10.7%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Revenues

Substantially all of our net revenues are derived from subscription fees. Approximately 3.6% and 7.1% of our net revenues for the three months ended June 30, 2009 and 2008, respectively, are generated through offline social and travel events, and advertising revenue. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 25.0% to $11.2 million in the second quarter of 2009 compared to $15.0 million in the second quarter of 2008. The majority of this decrease can be attributed to the managed decline in the Company’s General Market Networks segment and lower net revenues for the Jewish Networks. Net revenues for the Jewish Networks segment decreased 18.3% to $7.1 million in the second quarter of 2009 compared to $8.6 million in the second quarter of 2008. The decrease in net revenues is primarily driven by a lower average paying subscriber base, reflecting a downturn in the economy. Net revenues for our Other Affinity Networks segment decreased 2.9% to $3.3 million in the second quarter of 2009 compared to $3.4 million in the second quarter of 2008. Net revenues for the General Market Networks segment decreased 67.8% to $701,000 in the second quarter of 2009, compared to $2.2 million in the second quarter of 2008. The decrease in General Market Networks net revenues is due to the decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing expenses. Net revenues of our Offline & Other Businesses segment decreased 77.6% to $171,000 in the second quarter of 2009 compared to $765,000 in the second quarter of 2008. The decrease in net revenues is primarily attributable to the absence of a travel event for our members in the second quarter of 2009 versus one travel event hosted in the second quarter of 2008.

Direct Marketing Expenses

Direct marketing expenses decreased 25.8% to $3.0 million in the second quarter of 2009 compared to $4.0 million in the second quarter of 2008. The majority of this decline can be attributed to a reduction in inefficient online marketing programs associated with the General Market Networks segment and the absence of a travel event. Direct marketing expenses for the Jewish Networks segment decreased 4.5% to $596,000 in the second quarter of 2009 compared to $624,000 in the second quarter of 2008. Direct marketing expenses for the Other Affinity Networks segment increased 11.4% to $2.2 million for the second quarter of 2009 compared to $2.0 million in the second quarter of 2008, reflecting growth initiatives for certain properties within this segment. Direct marketing expenses for the General Market Networks segment decreased 84.6% to $148,000 in the second quarter of 2009 compared to $962,000 in the second quarter of 2008. The decrease reflects management’s decision to pursue cost effective online subscriber acquisition marketing campaigns. Direct marketing expenses for the Offline & Other Businesses segment decreased 89.8% to $48,000 for the second quarter of 2009 compared to $469,000 for the second quarter of 2008, primarily reflecting the cost of a travel event in 2008 and the absence of one in 2009.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the second quarter of 2009 were $6.3 million, a decrease of 21.3% compared to $8.0 million for the second quarter of 2008. The decrease over the second quarter of 2009 is primarily attributable to a $292,000 decrease in sales and marketing expense, a $146,000 decrease in customer service, a $173,000 decrease in technical operations expense and a $1.1 million decrease in general and administrative expense.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 25.9% to $836,000 in the second quarter of 2009 compared to $1.1 million in the second quarter of 2008. The decrease can be primarily attributed to lower stock-based compensation expense and marketing related professional service fees.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 25.1% to $435,000 in the second quarter of 2009 compared to $581,000 in the second quarter of 2008.

The expense decrease is primarily due to a reduction in payroll expenses and temporary labor. The lower payroll and temporary labor expenses reflect greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, internet connectivity and other data and communication requirements. Technical operations expenses decreased 16.9% to $848,000 in the second quarter of 2009 compared to $1.0 million in the second quarter of 2008. The decrease is primarily due to lower depreciation and stock-based compensation expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses were flat at $1.1 million in the second quarter of 2009 compared to the second quarter of 2008. Lower stock-based compensation expense was offset by higher depreciation expense and consulting fees. The higher depreciation expense and consulting fees reflect the Company’s focus on enhancing its online offerings through software development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 26.5% to $2.9 million in the second quarter of 2009 compared to $4.0 million in the second quarter of 2008. The decrease is primarily attributable to lower stock-based compensation expense, lower professional service fees and lower credit card fees and fines in the second quarter of 2009.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 15.8% to $187,000 in the second quarter of 2009 compared to $222,000 in the second quarter of 2008.

Interest Expense/Income and Other, Net. Interest expense/income and other consists primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Net interest expense/income and other was $1.9 million for the second quarter of 2009 compared to $224,000 for the same period in 2008. The increase is primarily due to income of $1.7 million, reflecting the possession of certain assets related to a judgment as discussed in Note 7 of the Notes in this report.

Net Income and Earnings Per Share. Net income for the second quarter of 2009 was $1.9 million, or $0.09 per share, compared to $1.6 million, or $0.07 per share for the second quarter of 2008. The increase is primarily due to income of $1.7 million associated with the possession of certain assets pursuant to a judgment as discussed in Note 7 of the Notes in this report in the second quarter of 2009 offset by lower contribution. Second quarter 2009 earnings per share benefited from an approximate 4.0 million share reduction in fully diluted weighted average shares outstanding compared to the second quarter of 2008, reflecting the impact of our stock repurchase activities throughout 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Revenues

Substantially all of our net revenues are derived from subscription fees. Approximately 3.6% and 5.4% of our net revenues for the six months ended June 30, 2009 and 2008, respectively, are generated through offline social and travel events, and advertising revenue. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 22.4% to $23.3 million in the first six months of 2009 compared to $30.0 million in the first six months of 2008. The majority of this decrease can be attributed to the managed decline in the Company’s General Market Networks segment and lower net revenues for the Jewish Networks. Net revenues for the Jewish Networks segment decreased 15.4% to $14.6 million in the first six months of 2009 compared to $17.3 million in the first six months of 2008. The decrease in net revenues is primarily driven by a lower average paying subscriber base, reflecting a downturn in the economy. Net revenues for our Other Affinity Networks segment decreased 2.3% to $6.6 million in the first six months of 2009 compared to $6.8 million in the first six months of

2008. Net revenues for the General Market Networks segment decreased 65.5% to $1.6 million in the first six months of 2009, compared to $4.8 million in the first six months of 2008. The decrease in General Market Networks net revenues is due to the decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing expenses. Net revenues for our Offline & Other Businesses segment decreased 67.8% to $383,000 in the first six months of 2009 compared to $1.2 million in the first six months of 2008. The decrease in net revenues is primarily attributable to the absence of a travel event in the first six months of 2009 versus two travel events hosted in the first six months of 2008.

Direct Marketing Expenses

Direct marketing expenses decreased 27.9% to $5.8 million for the first six months of 2009 compared to $8.1 million for the first six months of 2008. The majority of this decline can be attributed to a reduction in inefficient online marketing programs associated with the General Market Networks segment and the absence of travel events. Direct marketing expenses for the Jewish Networks segment decreased 12.8% to $1.2 million for the first six months of 2009 compared to $1.3 million for the first six months of 2008. The decrease reflects our shift to more efficient online marketing programs. Direct marketing expenses for the Other Affinity Networks segment increased 9.1% to $4.2 million for the first six months of 2009 compared to $3.8 million for the first six months of 2008, reflecting growth initiatives for certain properties within this segment. Direct marketing expenses for the General Market Networks segment decreased 81.7% to $421,000 for the first six months of 2009 compared to $2.3 million for the first six months of 2008. The decrease reflects management’s decision to pursue cost effective online subscriber acquisition marketing campaigns. Direct marketing expenses for the Offline & Other Businesses segment decreased 85.3 % to $97,000 for the first six months of 2009 compared to $658,000 for the first six months of 2008 primarily reflecting the cost of two travel events in the first six months of 2008 and the absence of travel events in the first six months of 2009.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the first six months of 2009 were $14.3 million, a decrease of 13.4% compared to $16.5 million for the first six months of 2008. The decrease over the first six months of 2008 is primarily attributable to a $424,000 decrease in sales and marketing expense, a $232,000 decrease in customer service expense, a $366,000 decrease in technical operations expense and a $2.0 million decrease in general and administrative expense, offset by $880,000 of asset impairment charges.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 19.4% to $1.8 million for the first six months of 2009 compared to $2.2 million for the first six months of 2008. The decrease can be primarily attributed to lower stock-based compensation expense and marketing related professional service fees.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 19.1% to $1.0 million for the first six months of 2009 compared to $1.2 million for the first six months of 2008. The expense decrease is primarily due to a reduction in payroll expenses and temporary labor. The lower payroll and temporary labor expenses reflect greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, internet connectivity and other data and communication requirements. Technical operations expenses decreased 17.6% to $1.7 million for the first six months of 2009 compared to $2.1 million for the first six months of 2008. The decrease is primarily due to lower depreciation and stock-based compensation expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 3.3% to $2.4 million for the first six months of 2009 compared to $2.3 million for the first six months of 2008. The increased costs are primarily attributed to higher payroll and consulting fees, reflecting the Company’s focus on enhancing its online offerings through software development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 24.1% to $6.2 million for the first six months of 2009 compared to $8.2 million for the first six months of 2008. The decrease is primarily attributable to lower stock-based compensation expense, lower payroll expense, lower professional services fees and lower credit card fees and fines for the first six months of 2009.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 32.7% to $371,000 for the first six months of 2009 compared to $551,000 for the first six months of 2008.

Interest Expense/Income and Other, Net. Interest expense/income and other consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Net Interest expense/income and other was $1.4 million for the first six months of 2009 compared to $558,000 for the same period in 2008. The increase is primarily due to income of $1.7 million, reflecting the possession of certain assets related to a judgment as discussed in Note 7 of the Notes in this report.

Net Income and Earnings Per Share. Net income for the first six months of 2009 was $2.2 million, or $0.11 per share, compared to $3.2 million, or $0.13 per share for the first six months of 2008. The decrease is primarily due to lower contribution. The first six months of 2009 earnings per share benefited from an approximate 4.7 million share reduction in fully diluted weighted average shares outstanding compared to the first six months of 2008, reflecting our stock repurchase activities throughout 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $9.7 million. We have historically financed our operations with internally generated funds.

In February 2008, we and our wholly-owned subsidiary, Spark Networks Limited, as borrower, entered into an agreement (“the Agreement”) with Bank of America for a $30.0 million revolving credit facility. The Agreement includes customary affirmative and negative covenants, with which the Company was compliant as of June 30, 2009.

At June 30, 2009, there was $7.5 million outstanding under the Agreement bearing an interest rate of 2.7% with $22.5 million of borrowing capacity remaining under this revolving credit facility.

Net cash provided by operations was $3.6 million for the six months ended June 30, 2009 compared to $7.2 million for the first six months of 2008.

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2009 compared to net cash used for the first six months of 2008 of $760,000. In the first quarter of 2009, we paid $770,000 to the former owners of HurryDate pursuant to an earn-out obligation. Additionally, we purchased $605,000 of computer hardware and software.

Net cash provided by financing activities was $30,000 for the second quarter of 2009 compared to net cash used in 2008 of $4.4 million. Cash used in financing activities in 2008 was primarily due to stock repurchases totaling $9.0 million and payments for costs associated with our revolving credit facility of $446,000, offset by $5.0 million of revolving credit facility advances.

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

(a) Evaluation of disclosure controls and procedures

As of June 30, 2009, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the Notes to the Consolidated Financial Statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated herein by reference. Also, refer to our Annual Report on Form 10-K/A for the year ended December 31, 2008 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 8, 2009, Spark Networks, Inc. (the “Company”) held its 2009 annual meeting of stockholders (the “Annual Meeting”). Of the 20,561,544 shares of common stock eligible to vote, 17,615,049 shares of common stock, or 85.7%, were present in person or by proxy at the Annual Meeting. The following are the results on the matters submitted to a vote of the stockholders at the Annual Meeting:

Proposal 1—Election of Directors

The director nominees, Adam S. Berger and Jonathan B. Bulkeley, were elected to the Company’s board of directors for terms expiring at the annual meeting of stockholders in 2012. 17,184,690 shares of common stock were voted in favor of the election of Mr. Berger, 430,359 shares were voted against Mr. Berger, and zero shares abstained from voting, and 17,183,874 shares of common stock were voted in favor of the election of Mr. Bulkeley, 431,175 shares were voted against Mr. Bulkeley, and zero shares abstained from voting.

As a result, the Company’s board of directors now consists of Adam S. Berger, Chairman of the Board and Chief Executive Officer, Jonathan B. Bulkeley, Benjamin Derhy, Thomas G. Stockham and Michael A. Kumin.

Proposal 2—Appointment of Ernst & Young LLP as the Company’s Independent Auditors for the Fiscal Year Ending December 31, 2009

The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009. 17,563,387 shares of common stock were voted in favor of the ratification, 51,662 shares were voted against the ratification, and zero shares abstained from voting.

Proposal 3—Stockholder Proposal Recommending an Independent Chairman of the Board

The stockholders did not approve the stockholder proposal recommending that the Company’s board of directors adopt a policy that the Chairman of the Board be an independent director who has not previously served as an executive officer of the Company. 3,418,767 shares of common stock were voted in favor of the stockholder proposal, 9,164,900 shares were voted against the proposal, and 3,508 shares abstained from voting.

Proposal 4—Stockholder Proposal Regarding the Declassification of the Board of Directors

The stockholders approved the stockholder proposal recommending that the Company take the steps necessary to reorganize the board of directors into one class with each director subject to election each year and to complete this transition within one year. 12,505,067 shares of common stock were voted in favor of the stockholder proposal, 78,600 shares were voted against the proposal, and 3,508 shares abstained from voting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett Zane
by: Brett A. Zane
Chief Financial Officer

Date: August 13, 2009