Form 10-Q
period 2009-09-30
SPARK NETWORKS INC
filed 2009-11-12
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had 20,581,544 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2009.

SPARK NETWORKS, INC.

Part I. Financial Information

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,704	$7,417
Restricted cash	648	766
Accounts receivable	899	1,102
Deferred tax asset	42	52
Prepaid expenses and other	860	1,869

Total current assets	10,153	11,206
Property and equipment, net	2,197	1,685
Goodwill, net	18,036	17,964
Intangible assets, net	5,284	5,750
Deferred tax asset	4,473	5,002
Deposits and other assets	2,004	401

Total assets	$42,147	$42,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,019	$2,260
Accrued liabilities	5,558	4,830
Deferred revenue	4,631	4,093
Notes payable and other short-term debt	3,750	7,750

Total current liabilities	14,958	18,933
Deferred tax liabilities	653	756
Income tax liability	999	906

Total liabilities	16,610	20,595
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,581,544 and 20,541,744 at September 30, 2009 and December 31, 2008, respectively	21	21
Additional paid-in-capital	46,438	45,545
Accumulated other comprehensive income	618	591
Accumulated deficit	(21,540)	(24,744)

Total stockholders’ equity	25,537	21,413

Total liabilities and stockholders’ equity	$42,147	$42,008

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$11,058	$14,041	$34,332	$44,050
Direct marketing expenses	3,054	3,409	8,888	11,504

Contribution	8,004	10,632	25,444	32,546
Operating expenses:
Sales and marketing (including stock-based compensation of $44, $157, $134, and $546)	906	1,082	2,663	3,263
Customer service (including stock-based compensation of $2, $13, $9, and $51)	450	599	1,430	1,811
Technical operations (including stock-based compensation of $39, $168, $129, and $510)	792	1,000	2,510	3,084
Development (including stock-based compensation of $22, $138, $84, and $456)	952	1,145	3,358	3,476
General and administrative (including stock-based compensation of $161, $501, $506, and $1,549)	2,778	3,897	8,968	12,052
Amortization of intangible assets	127	107	498	658
Impairment of goodwill and long-lived assets	—	119	880	119

Total operating expenses	6,005	7,949	20,307	24,463

Operating income	1,999	2,683	5,137	8,083
Other (income)/expense and interest, net	(44)	149	(1,437)	(409)

Income before income taxes	2,043	2,534	6,574	8,492
Provision for income taxes	1,036	789	3,370	3,540

Net income	$1,007	$1,745	$3,204	$4,952

Net income per share – basic and diluted	$0.05	$0.08	$0.16	$0.20

Weighted average shares outstanding – basic	20,582	22,751	20,566	24,430
Weighted average shares outstanding – diluted	20,582	22,770	20,574	24,452

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,204	$4,952
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,135	1,298
Foreign exchange gain on intercompany loan	(49)	(537)
Income from asset received from legal judgment	(1,742)	—
Impairment of goodwill and long-lived assets	880	119
Stock-based compensation	862	3,112
Deferred taxes	436	(90)
Other	142	71
Changes in operating assets and liabilities:
Accounts receivable	203	198
Restricted cash	118	787
Prepaid expenses and other assets	1,115	(356)
Accounts payable and accrued liabilities	(678)	1,840
Deferred revenue	537	727

Net cash provided by operating activities	6,163	12,121

Cash flows from investing activities:
Sale of marketable securities	—	200
Purchases of property and equipment	(1,083)	(780)
Purchase of business and intangible assets	(32)	—
Cash paid in acquisition of business, net of cash acquired	(770)	(770)

Net cash (used in) investing activities	(1,885)	(1,350)

Cash flows from financing activities:
Proceeds from issuance of common stock	30	10
Purchase of shares for retirement	—	(15,066)
Payment on deferred financing costs	(21)	(446)
Proceeds from other short term debt	—	5,000
Payment on borrowing on revolving credit facility	(4,000)	(2,500)

Net cash provided by (used in) financing activities	(3,991)	(13,002)

Net increase (decrease) in cash	287	(2,231)
Cash and cash equivalents at beginning of period	7,417	8,796

Cash and cash equivalents at end of period	$7,704	$6,565

Supplemental disclosure of cash flow information:
Cash paid for interest	$142	$10
Cash paid for income taxes	$811	$556

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

Fair Value Measurement

Effective January 1, 2008, we adopted the methods of fair value as described in the Fair Value Measurements and disclosures guidance. It clarifies that fair value is an exit price, representing the amount that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of September 30, 2009, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy).

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance for “Business Combinations” and for “Non-controlling Interests in Consolidated Financial Statements”. The new treatment requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The Non-controlling Interests in Consolidated Financial Statements guidance clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date is for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted both guidance as of January 1, 2009 and such adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued the “Determination of the Useful Life of Intangible Assets” guidance. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the “Goodwill and Other Intangible Assets” guidance. The intent of the amended guidance is to improve the consistency between the useful life of a recognized intangible asset under the prior one and the period of expected cash flows used to measure the fair value of the assets under the new guidance and other guidance under GAAP. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adoption date was January 1, 2009 and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued the “Interim Disclosures about Fair Value of Financial Instruments” guidance. It requires disclosures about the fair value of financial instruments in interim and annual financial statements. The effective date starts for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance in the quarter ended June 30, 2009. Because the new guidance amend only the disclosure requirements related to the fair value of financial instruments, the adoption did not affect the Company’s consolidated financial condition and results of operations.

In May 2009, the FASB issued the "Subsequent Events" guidance, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the guidance in the quarter ended June 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net income	$1,007	$1,745	$3,204	$4,952
Changes in unrealized gains/losses in available for sale securities, net of taxes	—	—	—	(3)
Foreign currency translation adjustment, net of taxes	89	(59)	27	265

Total comprehensive income, net of taxes	$1,096	$1,686	$3,231	$5,214

2.	Net Income per Share

The Company calculates and presents the net income per share of both basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the effect of potential shares of stock outstanding, including dilutive stock options and warrants, using the treasury stock method as prescribed in the guidance.

(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income per Share of Common Stock – Basic
Net income applicable to common stock	$1,007	$1,745	$3,204	$4,952
Weighted average shares outstanding – basic	20,582	22,751	20,566	24,430

Basic Earnings per Share	$0.05	$0.08	$0.16	$0.20

Income per Share of Common Stock – Diluted
Net income applicable to common stock	$1,007	$1,745	$3,204	$4,952
Weighted average shares outstanding – basic	20,582	22,751	20,566	24,430
Dilutive options using the treasury stock method	—	19	8	22

Weighted average shares outstanding – diluted	20,582	22,770	20,574	24,452

Diluted Earnings per share	$0.05	$0.08	$0.16	$0.20

Options to purchase 3.5 million shares for the three and nine month periods ending September 30, 2009 and 3.1 million shares for the three and nine month periods ending September 30, 2008 respectively, were not included in the computation of diluted net income per share because the exercise price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

3.	Acquisitions of Businesses and Intangibles

HurryDate Asset Acquisition

On February 1, 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company, for total consideration of $2.3 million in cash. In addition, subject to certain conditions in the purchase agreement, the Company would also pay additional consideration based on an earn-out tied to the operating income of the HurryDate business for the period covering April 1, 2007 to March 31, 2008. On October 17, 2007, the Company entered into a letter agreement with the sellers and agreed the first and second earn-out payments would each be $770,000 and the third earn-out payment would be $660,000. These amounts when and if paid (the first installment was paid in 2008 and the second installment was paid in the first quarter of 2009) would be an increase to the goodwill recorded for this acquisition. These amounts assume the sellers are entitled to a full earn-out payment pursuant to the purchase agreement. Of the $3.7 million of acquired intangible assets, $490,000 was assigned to member databases and is being amortized over three years, $50,000 was assigned to subscriber databases and was amortized over five months, $800,000 was assigned to developed software which is being amortized over five years, $360,000 was assigned to domain names which are not subject to amortization, and $2.0 million was assigned to goodwill. In the fourth quarter of 2008, the Company performed its annual valuation and determined the fair value of the HurryDate reporting unit and compared it to the carrying amount of the reporting unit. The analysis concluded that a sustained decline in HurryDate’s speed dating business had reduced projected cash flows below the carrying amount of the reporting unit and as such, the Company impaired the entire goodwill amount. HurryDate has not shown improvement since the impairment analysis was completed, as such, management concluded that the additional earn-out payment made in the first quarter of 2009 should be impaired. The goodwill is deductible for tax purposes.

4.	Revolving Credit Facility

In February 2008, the Company and its wholly-owned subsidiary, Spark Networks Limited, as borrower, entered into an agreement (“the Initial Agreement”) with Bank of America for a $30.0 million revolving credit facility, which was amended to $25.0 million on September 29, 2009 (the "Amended Agreement").

The Amended Agreement, among other things, increases the per annum interest rate under the Agreement, which is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are increased to LIBOR plus 1.75%, 2.00% and 2.50%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. Under the Amended Agreement, the Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis.

The Amended Agreement requires the Company to maintain a consolidated leverage ratio at any time during any period of four fiscal quarters of no greater than 2.00 to 1.00 for quarters through December 31, 2009 and 1.50 to 1.00 for quarters on and after March 31, 2010, and a consolidated adjusted EBITDA of $9 million for the quarters ending September 30, 2009 through December 31, 2009 and $8 million for the quarters ending on and after March 31, 2010. In addition, the Amended Agreement requires the Company to maintain a fixed charge coverage ratio for each period of four consecutive fiscal quarters of no less than 1.25 to 1.00 through the quarter ending September 30, 2009 and 1.50 to 1.00 for the quarters ending on or after December 31, 2009.

The Company was compliant with the Amended Agreement's customary affirmative and negative covenants, as of September 30, 2009.

At September 30, 2009, there was $3.5 million outstanding under the Amended Agreement bearing an interest rate of 1.7% with $21.5 million of borrowing capacity remaining under this revolving credit facility. Due to the short term nature of this instrument, the carrying value approximates the fair value of the loan balance outstanding. In connection with the amendment in September 2009, the Company paid deferred financing costs of approximately $21,000. In connection with the Initial Agreement, the Company paid deferred financing costs of approximately $446,000. Costs associated with both the Initial and the Amended Agreements were included in other current assets and deposits and other assets. In the third quarter of 2009, the Company wrote off $36,000 of the remaining deferred financing costs associated with the Initial Agreement, reflecting a $5.0 million reduction in the revolving credit facility. The remaining deferred financing costs are amortized to interest expense in the Consolidated Statements of Income over the full term of the Amended Agreement. Amortization expense for the deferred financing costs for the nine months ended September 30, 2009 and September 30, 2008 were $113,000 and $99,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

On January 5, 2009, the Company re-priced options for certain key employees. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The estimated incremental expense is approximately $1 million and will be recognized over the four year vesting term of the newly issued options. The incremental expense for the three and nine months ended September 30, 2009 were $57,000 and $229,000, respectively.

Employee Stock Option Plans

As of July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) initially authorizing and reserving 2.5 million shares, which may increase on January 1 of each year. Prior to the Company’s incorporation and Scheme of Arrangement, Spark Networks plc had two Option Plans, the MatchNet plc 2000 Executive Share Option Plan (the “2000 Plan”) and Spark Networks plc 2004 Share Option Plan (the “2004 Plan”). No further options are granted under the 2000 Plan or the 2004 Plan; however, all outstanding options previously granted under those plans continue in full force and effect.

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

As of September 30, 2009, total unrecognized compensation cost related to unvested stock options was $3.5 million. This cost is expected to be recognized over a weighted-average period of four years. The following table describes option activity for the three months ended September 30, 2009:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2008	3,643	$5.62
Granted	3,083	3.00
Exercised	(10)	0.71
Cancelled	(22)	3.77
Expired	(3,098)	5.64

Outstanding at March 31, 2009	3,596	$3.33
Granted	17	2.30
Exercised	(30)	0.83
Cancelled	(4)	3.00
Expired	(38)	7.14

Outstanding at June 30, 2009	3,541	$3.32
Granted	18	2.41
Exercised	—	—
Cancelled	(11)	4.16
Expired	(11)	6.48

Outstanding at September 30, 2009	3,537	$3.32

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net Revenues
Jewish Networks	$7,074	$8,444	$21,721	$25,754
Other Affinity Networks	3,195	3,498	9,798	10,256
General Market Networks	574	1,721	2,215	6,471
Offline & Other Businesses	215	378	598	1,569

Total	$11,058	$14,041	$34,332	$44,050

Direct Marketing
Jewish Networks	$628	$564	$1,787	$1,893
Other Affinity Networks	2,188	2,010	6,345	5,820
General Market Networks	138	670	559	2,968
Offline & Other Businesses	100	165	197	823

Total	$3,054	$3,409	$8,888	$11,504

Contribution
Jewish Networks	$6,446	$7,880	$19,934	$23,861
Other Affinity Networks	1,007	1,488	3,453	4,436
General Market Networks	436	1,051	1,656	3,503
Offline & Other Businesses	115	213	401	746

Total	$8,004	$10,632	$25,444	$32,546

Unallocated operating expenses	6,005	7,949	20,307	24,463

Operating income	$1,999	$2,683	$5,137	$8,083

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

In the second quarter of 2009, the Company became the record title owner of real property purchased in a sheriff's sale to partially satisfy the Company’s outstanding judgment against Will Knedlik. The Company recorded other income of $1.7 million in the Other (income)/expense and interest, net line item on the Consolidated Statements of Income and recorded the asset as Deposits and Other Assets on the Consolidated Balance Sheets.

8.	Commitments and Contingencies

Legal Proceedings

Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2008 (“2008 Annual Report”) for a description of litigation and claims.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On June 10, 2009, the Court granted our motion and dismissed the case with prejudice. On June 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion. ISYSTEMS is required to file its amended complaint by November 25, 2009.

The Company strongly disputes the merits of the claims asserted against it in each of the lawsuits disclosed here and in our 2008 Annual Report and intends to vigorously defend against them.

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

9. Impairment of Goodwill and Long-lived Assets

In the first quarter of 2009, the Company paid $770,000 to the former owners of HurryDate pursuant to the earn-out arrangement (see Note 3). The payment was recorded as an increase of goodwill. In the fourth quarter of 2008, the Company performed its annual valuation, determined the fair value of the HurryDate reporting unit and compared it to the carrying amount of the reporting unit.

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

The Company has completed an evaluation of all subsequent events through November 12, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

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

General

The common stock of Spark Networks, Inc. (the “Company”) is traded on the NYSE Amex. We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average Paying Subscribers
Jewish Networks	86,051	91,703	84,488	92,007
Other Affinity Networks	66,786	66,600	65,529	63,347
General Market Networks	11,452	27,814	14,428	32,941
Offline & Other Businesses	917	1,565	1,030	1,968

Total	165,206	187,682	165,475	190,263

Average paying subscribers for the Jewish Networks segment decreased 6% and 8% to 86,051 and 84,488 for the three and nine months ended September 30, 2009 compared to 91,703 and 92,007 in the same periods last year. Average paying subscribers for the Other Affinity Networks segment was flat and increased 3% to 66,786 and 65,529 for the three and nine months ended September 30, 2009 compared to 66,600 and 63,347 in the same periods last year. Average paying subscribers for the General Market Networks segment decreased 59% and 56% to 11,452 and 14,428 for the three and nine months ended September 30, 2009 compared to 27,814 and 32,941 in the same periods last year

Results of Operations

The following table presents our operating results as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues	100.0%	100.0%	100.0%	100.0%
Direct marketing	27.6	24.3	25.9	26.1

Contribution margin	72.4	75.7	74.1	73.9

Operating expenses:
Sales and marketing	8.2	7.7	7.8	7.4
Customer service	4.1	4.3	4.2	4.1
Technical operations	7.2	7.1	7.3	7.0
Development	8.6	8.2	9.8	7.9
General and administrative	25.1	27.7	26.1	27.3
Amortization	1.1	0.8	1.5	1.5
Impairment of goodwill and other long-lived assets	—	0.8	2.6	0.3

Total operating expenses	54.3	56.6	59.3	55.5

Operating income	18.1	19.1	14.8	18.4
Other (income)/expense and interest, net	(0.4)	1.1	(4.2)	(0.9)

Income before income taxes	18.5	18.0	19.0	19.3
Provision for income taxes	9.4	5.6	9.8	8.0

Net income	9.1%	12.4%	9.2%	11.3%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenues

Substantially all of our net revenues are derived from subscription fees. Approximately 4% and 6% of our net revenues for the three months ended September 30, 2009 and 2008, respectively, are generated through offline social and travel events, and advertising revenue. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 21% to $11.1 million in the third quarter of 2009 compared to $14.0 million in the third quarter of 2008. The majority of this decrease can be attributed to the managed decline in the Company’s General Market Networks segment and lower net revenues for the Jewish Networks segment. Net revenues for the Jewish Networks segment decreased 16% to $7.1 million in the third quarter of 2009 compared to $8.4 million in the third quarter of 2008. The decrease in net revenues is primarily driven by a lower average paying subscriber base and lower ARPU (average revenue per unit). The lower average paying subscriber base reflects a downturn in the economy while the lower ARPU represents a shift in the plans purchased by our subscribers at various price points. Net revenues for our Other Affinity Networks segment decreased 9% to $3.2 million in the third quarter of 2009 compared to $3.5 million in the third quarter of 2008. The lower net revenues can be attributed to a 9% decline in ARPU, reflecting a shift in the growth of certain properties, their pricing and the longer term plans purchased. Net revenues for the General Market Networks segment decreased 67% to $574,000 in the third quarter of 2009, compared to $1.7 million in the third quarter of 2008. The decrease in General Market Networks net revenues is due to a decrease in average paying subscribers and lower ARPU. The lower average paying subscribers reflects management’s decision to eliminate inefficient online marketing expenses while the lower ARPU reflects different pricing and promotions. Net revenues of our Offline & Other Businesses segment decreased 43% to $215,000 in the third quarter of 2009 compared to $378,000 in the third quarter of 2008. The decrease reflects fewer and smaller travel and event offerings in the third quarter of 2009 as compared to the third quarter of 2008.

Direct Marketing Expenses

Direct marketing expenses decreased 10% to $3.1 million in the third quarter of 2009 compared to $3.4 million in the third quarter of 2008. The majority of this decline can be attributed to a reduction in inefficient online marketing programs associated with the General Market Networks segment. Direct marketing expenses for the Jewish Networks segment increased 11% to $628,000 in the third quarter of 2009 compared to $564,000 in the third quarter of 2008, reflecting an increase in offline spending. Direct marketing expenses for the Other Affinity Networks segment increased 9% to $2.2 million for the third quarter of 2009 compared to $2.0 million in the third quarter of 2008, reflecting growth initiatives for certain properties within this segment. Direct marketing expenses for the General Market Networks segment decreased 79% to $138,000 in the third quarter of 2009 compared to $670,000 in the third quarter of 2008. The decrease reflects management’s decision to pursue cost effective online subscriber acquisition marketing campaigns. Direct marketing expenses for the Offline & Other Businesses segment decreased 39% to $100,000 for the third quarter of 2009 compared to $165,000 for the third quarter of 2008, primarily reflecting fewer and smaller event and travel offerings in 2009.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the third quarter of 2009 were $6.0 million, a decrease of 25% compared to $7.9 million for the third quarter of 2008. The decrease over the third quarter of 2009 is primarily attributable to a $726,000 decrease in sales and marketing, customer service, technical operations and development expense, and a $1.1 million decrease in general and administrative expense.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 16% to $906,000 in the third quarter of 2009 compared to $1.1 million in the third quarter of 2008. The decrease can be primarily attributed to lower stock-based compensation expense and employee cash compensation and benefits.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 25% to $450,000 in the third quarter of 2009 compared to $599,000 in the third quarter of 2008. The expense decrease is primarily due to a reduction in employee cash compensation and benefits and temporary labor, reflecting greater operating efficiencies at the Company’s Beverly Hills, CA and Provo, UT locations.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, internet connectivity and other data and communication requirements. Technical operations expenses decreased 21% to $792,000 in the third quarter of 2009 compared to $1.0 million in the third quarter of 2008. The decrease is primarily due to lower employee cash compensation and benefits, depreciation and stock-based compensation expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 17% to 952,000 in the third quarter of 2009 compared to $1.1 million in the third quarter of 2008. The decrease is primarily due to lower stock-based compensation expense, consulting fees and employee cash compensation and benefits.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 29% to $2.8 million in the third quarter of 2009 compared to $3.9 million in the third quarter of 2008. The decrease is primarily attributable to lower stock-based compensation expense, lower professional service fees and lower credit card fees and fines in the third quarter of 2009.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. Amortization expenses increased 19% to $127,000 in the third quarter of 2009 compared to $107,000 in the third quarter of 2008, reflecting the addition of assets acquired in December 2008.

Impairment of Other Long-lived Assets. Impairment of other long-lived assets expenses primarily represent the write-down of goodwill and other intangible assets. Impairment of other long-lived assets was $0 for the three months ended September 30, 2009 as compared to $119,000 for the same period in 2008.

Other (Income)/Expense and Interest, Net. Other (income)/expense and interest consists primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Other (income)/expense and interest reflects income of $44,000 for the third quarter of 2009 compared to expense of $149,000 for the same period in 2008. The increase is primarily due to a foreign currency translation gain associated with the intercompany loan, offset by interest expense associated with the outstanding balance on the revolving credit facility.

Net Income and Earnings Per Share. Net income for the third quarter of 2009 was $1.0 million, or $0.05 per share, compared to $1.7 million, or $0.08 per share for the third quarter of 2008. The decrease to net income reflects lower contribution in the third quarter of 2009. Third quarter 2009 earnings per share benefited from an approximate 2.2 million share reduction in fully diluted weighted average shares outstanding compared to the third quarter of 2008, reflecting the impact of our stock repurchase activities throughout 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Revenues

Substantially all of our net revenues are derived from subscription fees. Approximately 4% and 6% of our net revenues for the nine months ended September 30, 2009 and 2008, respectively, are generated through offline social and travel events, and advertising revenue. Revenues are presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Net revenues decreased 22% to $34.3 million in the first nine months of 2009 compared to $44.1 million in the first nine months of 2008. The majority of this decrease can be attributed to the managed decline in the Company’s General Market Networks segment and lower net revenues for the Jewish Networks segment. Net revenues for the Jewish Networks segment decreased 16% to $21.7 million in the first nine months of 2009 compared to $25.8 million in the first nine months of 2008. The decrease in net revenues is primarily driven by a lower average paying subscriber base and lower ARPU. The lower average paying subscriber base reflects a downturn in the economy while the lower ARPU represents a shift in the plans purchased by our subscribers at various price points. Net revenues for our Other Affinity Networks segment decreased 5% to $9.8 million in the first nine months of 2009 compared to $10.3 million in the first nine months of 2008. The lower net revenues can be attributed to an 8% decline in ARPU, reflecting a shift in the growth of certain properties, their pricing and the longer term plans purchased. Net revenues for the General Market Networks segment decreased 66% to $2.2 million in the first nine months of 2009, compared to $6.5 million in the first nine months of 2008. The decrease in General Market Networks net revenues is due to a decrease in average paying subscribers and lower ARPU. The lower average paying subscribers reflects management’s decision to eliminate inefficient online marketing expenses while the lower ARPU reflects different pricing and promotions. Net revenues for our Offline & Other Businesses segment decreased 62% to $598,000 in the first nine months of 2009 compared to $1.6 million in the first nine months of 2008. The decrease reflects fewer and smaller travel and event offerings in the first nine months of 2009 as compared to the first nine months of 2008.

Direct Marketing Expenses

Direct marketing expenses decreased 23% to $8.9 million for the first nine months of 2009 compared to $11.5 million for the first nine months of 2008. The majority of this decline can be attributed to a reduction in inefficient online marketing programs associated with the General Market Networks segment and the absence of one major travel event in 2009. Direct marketing expenses for the Jewish Networks segment decreased 6% to $1.8 million for the first nine months of 2009 compared to $1.9 million for the first nine months of 2008. For the first nine months of 2008, the Company had invested additional marketing dollars to promote the launch of its French online property. Direct marketing expenses for the Other Affinity Networks segment increased 9% to $6.3 million for the first nine months of 2009 compared to $5.8 million for the first nine months of 2008, reflecting growth initiatives for certain properties within this segment. Direct marketing expenses for the General Market Networks segment decreased 81% to $559,000 for the first nine months of 2009 compared to $3.0 million for the first nine months of 2008. The decrease reflects management’s decision to pursue cost effective online subscriber acquisition marketing campaigns. Direct marketing expenses for the Offline & Other Businesses segment decreased 76% to $197,000 for the first nine months of 2009 compared to $823,000 for the first nine months of 2008 reflecting fewer and smaller travel and event offerings in the first nine months of 2009 as compared to the first nine months of 2008.

Operating Expenses

Operating expenses consist primarily of sales and marketing, customer service, technical operations, development and general and administrative expenses. Operating expenses for the first nine months of 2009 were $20.3 million, a decrease of 17% compared to $24.5 million for the first nine months of 2008. The decrease over the first nine months of 2008 is attributable to lower operating expenses in every category with the exception of impairment of goodwill and long-lived assets.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 18% to $2.7 million for the first nine months of 2009 compared to $3.3 million for the first nine months of 2008. The decrease can be primarily attributed to lower stock-based compensation expense, employee cash compensation and benefits, and marketing related professional service fees.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 21% to $1.4 million for the first nine months of 2009 compared to $1.8 million for the first nine months of 2008. The expense decrease is primarily due to a reduction in employee cash compensation and benefits expense and temporary labor, reflecting greater operating efficiencies at the Company’s Beverly Hills, California and Provo, Utah locations.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our network, internet connectivity and other data and communication requirements. Technical operations expenses decreased 19% to $2.5 million for the first nine months of 2009 compared to $3.1 million for the first nine months of 2008. The decrease is primarily due to lower depreciation and stock-based compensation expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 3% to $3.4 million for the first nine months of 2009 compared to $3.5 million for the first nine months of 2008.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, credit card processing fees, and occupancy and other overhead costs. General and administrative expenses decreased 26% to $9.0 million for the first nine months of 2009 compared to $12.1 million for the first nine months of 2008. The decrease is primarily attributable to lower stock-based compensation expense, lower cash compensation and benefits expense, lower professional services fees and lower credit card fees and fines for the first nine months of 2009.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. Amortization expenses decreased 24% to $498,000 for the first nine months of 2009 compared to $658,000 for the first nine months of 2008, reflecting the full amortization of certain assets acquired in the past.

Impairment of Goodwill and Other Long-lived Assets. Impairment of goodwill and other long-lived assets expenses primarily represent the write-down of investments in businesses and computer software. Impairment of goodwill and other long-lived assets increased to $880,000 for the first nine months of 2009 as compared to $119,000 for the same period in 2008. 2009 expenses consist primarily of HurryDate’s earn-out payment that was concurrently impaired in the first quarter of 2009.

Other (Income)/Expense and Interest, Net. Other (income)/expense and interest consists primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Other (income)/expense and interest reflects income of $1.4 million for the first nine months of 2009 compared to income of $409,000 for the same period in 2008. The increase is primarily due to income of $1.7 million, reflecting the possession of certain assets related to a judgment as discussed in Note 7 of the Notes in this report.

Net Income and Earnings Per Share. Net income for the first nine months of 2009 was $3.2 million, or $0.16 per share, compared to $5.0 million, or $0.20 per share for the first nine months of 2008. The decrease is primarily due to lower contribution in 2009. The first nine months of 2009 earnings per share benefited from an approximate 3.9 million share reduction in fully diluted weighted average shares outstanding compared to the first nine months of 2008, reflecting our stock repurchase activities throughout 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $7.7 million. We have historically financed our operations with internally generated funds.

In February 2008, the Company and its wholly-owned subsidiary, Spark Networks Limited, as borrower, entered into an agreement (“the Initial Agreement”) with Bank of America for a $30.0 million revolving credit facility, which was amended to $25.0 million on September 29, 2009 (the "Amended Agreement").

The Amended Agreement, among other things, increases the per annum interest rate under the Agreement, which is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are increased to LIBOR plus 1.75%, 2.00% and 2.50%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. Under the Amended Agreement, the Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis.

The Amended Agreement requires the Company to maintain a consolidated leverage ratio at any time during any period of four fiscal quarters of no greater than 2.00 to 1.00 for quarters through December 31, 2009 and 1.50 to 1.00 for quarters on and after March 31, 2010, and a consolidated adjusted EBITDA of $9 million for the quarters ending September 30, 2009 through December 31, 2009 and $8 million for the quarters ending on and after March 31, 2010. In addition, the Amended Agreement requires the Company to maintain a fixed charge coverage ratio for each period of four consecutive fiscal quarters of no less than 1.25 to 1.00 through the quarter ending September 30, 2009 and 1.50 to 1.00 for the quarters ending on or after December 31, 2009.

The Company was compliant with the Amended Agreement's customary affirmative and negative covenants, as of September 30, 2009.

At September 30, 2009, there was $3.5 million outstanding under the Agreement bearing an interest rate of 1.7% with $21.5 million of borrowing capacity remaining under this revolving credit facility.

Net cash provided by operations was $6.2 million for the nine months ended September 30, 2009 compared to $12.1 million for the first nine months of 2008. Lower contribution for the nine months ended September 30, 2009 accounted for the majority of this shortfall.

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2009 compared to $1.4 million for the nine months ended September 30, 2008. Higher capital expenditures in the first nine months of 2009 accounted for the increase. In the first quarter of 2009 and the second quarter of 2008, we paid $770,000 to the former owners of HurryDate pursuant to an earn-out obligation.

Net cash used in financing activities was $4.0 for the nine months ended September 30, 2009 compared to $13.0 million in the same period last year. Cash used in financing activities in 2009 reflect a $4.0 million repayment of our revolving credit facility. For the nine months ended September 30, 2008, the cash used in financing activities primarily relates to stock repurchases totaling $15.0 million, offset by $2.5 million of revolving credit facility advances.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2009, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

On November 11, 2009, the Board of Directors of the Company approved an amendment and restatement (the “Amended and Restated Bylaws”) to the Company’s Bylaws (the “Bylaws”). The Bylaws were amended and restated to reflect certain administrative changes and clarifications, principally with regard to electronic notice of special meetings of the board of directors in Section 3.9, written consent of the board of directors by facsimile or electronic mail in Section 3.11, quorum requirement for the board of directors in Section 3.10 and adjournment procedures for stockholder meetings in a new Section 2.11.

The above information included in this Item 5 is provided in accordance with Item 5.03 of Form 8-K. The Amended and Restated Bylaws are effective as of November 11, 2009. The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.2	Amended and Restated Bylaws effective November 11, 2009 of Spark Networks, Inc.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett Zane
by: Brett A. Zane
Chief Financial Officer

Date: November 12, 2009