Form 10-K
period 2009-12-31
SPARK NETWORKS INC
filed 2010-03-25
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2009 was approximately $47,337,551 based on $2.30, the closing price of the registrant’s common stock on the NYSE Amex on that date.

The registrant had 20,586,544 outstanding common stock, par value $0.001 per share, as of March 25, 2010.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Currently, our key Web sites include JDate.com, Spark.com, BlackSingles.com and ChristianMingle.com. We operate several international Web sites and maintain operations in the United States and Israel. Information regarding the geographical source of our revenue and data on our four reportable segments can be found in Note 11 to our Consolidated Financial Statements included in this annual report. Membership on our sites is free and allows a registered user to post a personal profile and access our searchable database of member profiles and customer service. On most of our websites, the ability to initiate most communication with other members requires the payment of a monthly subscription fee, which represents our primary source of revenue. We offer discounted subscription rates for members who subscribe for periods longer than one month. Subscriptions primarily renew automatically for subsequent one-month periods until paying subscribers terminate them.

Prior to July 9, 2007, Spark Networks Limited (formerly known as Spark Networks plc) was a public limited company incorporated under the laws of England and Wales (“Limited”). Since the completion of our reorganization on July 9, 2007 through a shareholder vote and court process in the United Kingdom known as a “Scheme of Arrangement”, the common stock of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity, has been traded on the NYSE Amex (formerly the American Stock Exchange) and the Company has become Limited’s successor reporting entity.

Our Industry

We believe online personals fulfill significant needs for single adults looking to meet a companion or date. Traditional methods such as printed personals advertisements, offline dating services and public gathering places often do not meet the needs of single people. Printed personals advertisements offer individuals limited personal information and interaction before meeting. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and social venues provide a limited opportunity to learn about others prior to an in-person meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions. With features such as detailed personal profiles, email and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in an anonymous, convenient and secure online setting.

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

•

Customer Service Focus. Our multi-lingual call centers and email support team monitor our sites for fraudulent activity, assist members with billing questions, help members complete personal profiles and answer technical questions. We believe the quality of our customer service increases member satisfaction, which improves the number and percentage of members that become and remain paying subscribers.

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

Our Web Sites. We believe we are a relatively unique company in the online personals industry because, in addition to servicing the mass market, we operate Web sites targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites in English, Hebrew and French. Some of our Web sites, organized by segment, are as follows:

Web Site	Target Audience
Jewish Networks
JDate.com	Jewish singles
JDate.co.uk	Jewish singles
Cupid.co.il	Jewish singles (Hebrew speakers)
JDate.co.il	Jewish singles (Hebrew speakers)
JDate.fr	Jewish singles (French speakers)

General Market Networks
Spark.com	Non-targeted
Kizmeet.com	Dating and matchmaking
Date.co.uk	UK singles

Other Affinity Networks
AdventistSinglesConnection.com	Adventist singles
AsianSinglesConnection.com	Asian singles
BBWPersonalsPlus.com	Big beautiful women and admirers

Web Site	Target Audience
BlackSingles.com	African-American singles
CanadianPersonals.net	Canadian singles
CatholicMingle.com	Catholic singles
ChristianMingle.com	Christian singles
DeafSinglesConnection.com	Deaf singles
GreekSinglesConnection.com	Greek singles
IndianMatrimonialNetwork.com	Indian singles
InterracialSingles.net	Interracial singles
ItalianSinglesConnection.com	Italian singles
LatinSinglesConnection.com	Latin singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
MilitarySinglesConnection.com	Military singles
SingleSeniorsMeet.com	Mature singles
SingleParentsMingle.com	Single parents
UKSinglesConnection.com	UK singles

Offline and Other Businesses
HurryDate.com	Rapid dating and offline events
Facelink.com	Free dating search engine

Web Site Features. We offer different ways for our members to communicate including:

•

On-Site Email. We provide all paying subscribers with private message centers. These personal on-site email boxes offer features such as customizable folders for storing correspondence, the ability to know when sent messages were read, as well as block and ignore functions, which allow a paying subscriber to control future messages from specific paying subscribers.

•

Hot Lists and Favorites. “Hot Lists” enable members to see who is interested in them and to save those favorite members in whom they are interested. Lists include (1) who has viewed your profile, (2) your favorites and (3) who has emailed you. Members can group their favorites into customized folders and add their own notes, including details included in a member’s profile.

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

Business Strategy

We intend to grow revenue by driving additional traffic to our Web sites, increasing the number and percentage of our members who convert to paying subscribers, launching new or acquiring existing businesses, and implementing advertising sales on select Web sites.

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

We supplement our online marketing by employing a variety of offline marketing and business development activities. These include print, public relations, event sponsorship and promotional alliances. We believe a more targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our Web sites and, therefore, increase the number of members and paying subscribers.

Customer Service

Our multi-lingual call centers and email support team monitor our sites for fraudulent activity, assist members with billing questions, help members complete personal profiles and answer technical questions. Customer service representatives receive ongoing training in an effort to better personalize the experience for members and paying subscribers who call or email us and to capitalize on upselling opportunities.

Technology

Throughout the year, projects, such as premium services, were successfully deployed using a mix of our proprietary technologies. In addition to our new products, our technology employees maintain our software and hardware infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner. We operate Web and database servers co-located at third party data center facilities in Los Angeles, California and Lindon, Utah.

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

Spark Networks, Spark, JDate and BlackSingles.com are some of our trademarks, whether registered or not, in the United States and several other countries. Spark Networks, Spark, BlackSingles.com and JDate are registered trademarks in the United States. JDate is also a registered trademark in the EU, Australia, Israel and Canada. Spark Networks is a registered trademark in the United States and EU. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. We hold two United States patents for our Click! application, the first of which expires January 24, 2017, that pertain to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patents describe the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.

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

Employees

As of December 31, 2009, we had 155 full-time equivalent employees. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

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

Our member and paying subscriber base is composed of individual consumers and in the event of a prolonged economic downturn in the United States or in our international markets in which spending by individual consumers drops significantly, our current and potential subscribers may be unable or unwilling to subscribe to our services and our business may be negatively affected. To the extent the overall economy continues to deteriorate, we may lose existing members and paying subscribers and fail to attract new members and paying subscribers. Average paying subscribers decreased 11.0% in 2009 compared to 2008. If our members and paying subscribers continue to decrease, then our revenue would decrease and our operations could be adversely affected.

We have significant operating losses and we may incur additional losses in the future.

Although we were profitable in 2008 and 2007, we have historically generated significant operating losses. As of December 31, 2009, we had an accumulated deficit of approximately $31.1 million. We had net income (loss) of approximately ($6.4), $4.8 and $9.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. If our revenue does not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenue continues to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

Adverse capital and credit market conditions could limit our access to capital and increase our cost of capital, which may significantly affect our ability to meet liquidity needs.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In 2009, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Without sufficient liquidity, we may be forced to curtail certain operations and may be unable to operate our business as we deem appropriate. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

If our efforts to attract a large number of members, convert members into paying subscribers and retain our paying subscribers are not successful, our revenue and operating results will suffer.

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

We secured a $25.0 million revolving credit facility, which could restrict our ability to use our operating cash flow for the growth of our business.

In February 2008, we entered into an agreement with Bank of America for a $30.0 million revolving credit facility, which was amended to $25.0 million on September 29, 2009, under which we had no outstanding borrowings as of December 31, 2009. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future revenue. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

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

Evaluating the acquisition proposal by Great Hill Partners, considering other potential transactions and strategic alternatives and responding to related stockholder litigation may divert management’s attention and other resources away from the Company’s business.

On March 2, 2010, the Company received a proposal by Great Hill Partners III, LP (“Great Hill”) to purchase all of the outstanding shares of common stock of the Company not owned by Great Hill at a cash purchase price of $3.10 per share. A Special Committee of independent directors has retained a financial advisor and is reviewing and evaluating the proposal and any other potential transactions and strategic alternatives. The Special Committee will recommend to Spark Networks’ board of directors whether to approve or decline the proposal and any other potential transactions and strategic alternatives. On March 11, 2010, L.I.S.T. Incorporated initiated a class action lawsuit against the Company, Great Hill and each of the directors in the Court of Chancery of the State of Delaware and on March 24, 2010, Mike Shaffer initiated a class action lawsuit in the Superior Court of California, County of Los Angeles against the same defendants. Both lawsuits allege breach of fiduciary duty in connection with the proposal by Great Hill. Even if not meritorious, such litigation could be time-consuming and expensive and could result in the diversion of management’s time and attention away from our day-to-day business. The Company believes that the allegations of the complaint are without merit and intends to vigorously contest the actions. However, there can be no assurances that the defendants will be successful in such defense. The Company and the directors could also be subject to further litigation related to the proposal or any other potential transaction. As the Company evaluates the proposal and any other potential transactions and addresses such litigation, the time and attention of management and the Company’s directors will be less focused on our daily operations and businesses and may require us to incur significant expenses with financial and legal advisors. If the Company enters into an agreement, management’s attention and other resources will be further diverted as the Company works toward completion of a transaction. The diversion of management attention and resources required could harm the Company’s business, financial condition and operating results.

Our efforts to capitalize upon opportunities to expand into new vertical affinity markets may fail and could result in a loss of capital and other valuable resources.

We may decide to expand into new vertical affinity markets to increase our revenue base. If we expand into such vertical affinity markets, management’s time and attention will be less focused on our existing businesses and will require us to invest significant capital resources. The results of any expansion efforts into new vertical affinity markets are unpredictable, and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new vertical affinity markets, including but not limited to the following:

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

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2008 and 2009 we introduced a number of new Web sites and features, and we anticipate the introduction of additional Web sites and features in 2010 and 2011. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

Our business depends on establishing and maintaining strong brands and if we are not able to maintain and enhance our brands, we may be unable to expand or maintain our member and paying subscriber bases.

We believe that establishing and maintaining our brands is critical to our efforts to attract and expand our member and paying subscriber bases. We believe that the importance of brand recognition will continue to increase, given the growing number of Internet sites and the low barriers to entry for companies offering online personals services. To attract and retain members and paying subscribers, and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among these groups. If visitors, members and paying subscribers to our Web sites and our affiliate and distribution associates do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diluted, thereby decreasing the attractiveness of our Web sites to such parties. As a result, our results of operations may be adversely affected by decreased brand recognition.

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

In addition, we do not have a “high availability” disaster recovery system, which means in the event of any catastrophic failure involving our Web sites, we may be unable to serve our Web traffic for a significant period of time. Our Web sites primarily operate from only a single site located in either Southern California or Utah. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our Web sites and services or a decrease in responsiveness of our services would result in reduced visitor traffic, reduced revenue and would adversely affect our reputation and brands.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement. As a U.S. public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. We are required to annually assess and report on our internal controls over financial reporting. Beginning with the annual report for the fiscal year 2010, we are required to have our independent registered public accountant issue an opinion on the effectiveness of our internal controls. If we are unable to adequately maintain or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the U.S. Securities Exchange Commission.

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

We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our Web sites and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We also offer email services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or personal information or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and, therefore, may be inadequate to protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occurs, our revenue could be materially adversely affected or we could incur significant additional expense, and the market price of our securities may decline.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our common stock. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenue or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	the demand for, and acceptance of, our online personals services and enhancements to these services;

•	the timing and amount of our subscription revenue;

•	the introduction, development, timing, competitive pricing and market acceptance of our Web sites and services and those of our competitors;

•	the magnitude and timing of marketing initiatives and capital expenditures relating to expansion of our operations;

•	the cost and timing of online and offline advertising and other marketing efforts;

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

Our operations depend upon our ability to maintain and protect our network infrastructure, hardware systems and software applications, which are housed primarily at data centers located in Southern California and Utah that are managed by third parties. Our business is therefore susceptible to earthquakes, tsunamis and other catastrophic events, including acts of terrorism. We currently do not possess a “high availability” disaster recovery system. As a result, outages and downtime caused by natural disasters and other events out of our control, which affect our systems or data centers, could adversely affect our reputation, brands and business.

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

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of Web sites. We cannot assure you that our monthly average subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2009, average paying subscribers decreased 11% and revenue also dropped 21% compared to 2008. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

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

Computer viruses may cause delays or other service interruptions and could damage our reputation, affect our ability to provide our services and adversely affect our revenue. The inadvertent transmission of computer viruses could also expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system were highly publicized, our reputation could be significantly damaged, resulting in the loss of current and future members and paying subscribers.

We face certain risks related to the physical and emotional safety of our members and paying subscribers.

The nature of online personals services is such that we cannot control the actions of our members and paying subscribers in their communication or physical actions. There is a possibility that one or more of our members or paying subscribers could be physically or emotionally harmed following interaction with another one of our members or paying subscribers. We warn our members and paying subscribers that we do not and cannot screen other members and paying subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between members or paying subscribers arranged following contact initiated via our Web sites. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on one of our Web sites or a Web site of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online personals industry in general. Any such incident involving one of our Web sites could damage our reputation and our brands. This, in turn, could adversely affect our revenue and could cause the value of our common stock to decline. In addition, the affected members or paying subscribers could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation.

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

Legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenue or cause our revenue to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. For example, in recent years, legislation related to the use of background checks for users of online personals services was proposed in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia. The New Jersey legislature enacted such a law in 2008 and other state legislatures may still be considering the implementation of such legislation. The interpretation of the New Jersey statute as well as the enactment of any of these proposed laws could require us to alter our service offerings and could negatively impact our performance by making it more difficult and costly to obtain new subscribers and may also subject us to additional liability for failure to properly screen our subscribers.

Furthermore, in part as a result of current economic conditions, some states have begun to, and others may in the future, impose state taxes on services provided through the Internet, such as online personals, which will increase the cost of our services and could adversely affect our business. Any legislation and regulations enacted or newly enforced or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet, generally, decrease the profitability of Internet related businesses and diminish the acceptance of the Internet as a communications, commercial, entertainment, recruiting and advertising medium. In addition to new laws and regulations being adopted, existing laws that are not currently being applied to the Internet may subsequently be applied to it, in some cases with a retroactive effect or penalty, and, in several jurisdictions, legislatures are considering laws and regulations that would apply to the online personals industry in particular. Many areas of law affecting the Internet and online personals remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet or to our services. In the normal course of our business, we handle personally identifiable information pertaining to our members and paying subscribers residing in the United States and other countries. In recent years, many of these countries have adopted privacy, security and data protection laws and regulations intended to prevent improper uses and disclosures of personally identifiable information. In addition, some jurisdictions impose database registration requirements for which significant monetary and other penalties may be imposed for noncompliance. These laws may impose costly administrative requirements, limit our handling of information, and subject us to increased government oversight and financial liabilities. Privacy laws and regulations in the United States and foreign countries are subject to change and may be inconsistent, and additional requirements may be imposed at any time. These laws and regulations, the costs of complying with them, administrative fines for noncompliance and the possible need to adopt different compliance measures in different jurisdictions could materially increase our expenses and cause the value of our securities to decline.

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

In the past, we have implemented stock repurchase plans and may implement stock repurchase plans in the future. A stock repurchase plan may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities. The full implementation of any repurchase plan could use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions. Implementation of a repurchase plan would also result in an increase in the percentage of common stock owned by our existing stockholders, and such increase may trigger disclosure or other regulatory requirements for our larger stockholders. As a result, certain stockholders may liquidate a portion of their holdings, which may have a negative impact on the market price of our securities. Furthermore, repurchases of stock may affect the trading of our common stock to the extent we fail to satisfy continued-listing requirements of the exchange on which our stock trades, including those based on numbers of holders or public float of our common stock. A repurchase plan will also reduce the number of shares of our common stock in the market, which may impact the development of an active trading market in our stock, causing a negative impact on the market price of our stock.

Our principal stockholders can exercise significant influence over us, and, as a result, may be able to delay, deter or prevent a change of control or other business combination.

As of March 25, 2010, Great Hill Investors, LLC, North Run Advisors, LLC, Osmium Partners, LLC and Moab Capital Partners, LLC and their respective affiliates beneficially owned approximately, in the aggregate, 62.3% of our outstanding common stock. Great Hill Investors, LLC and its affiliates (“Great Hill”) became our largest stockholder on December 1, 2005 when it purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions and it subsequently acquired an additional 3,085,000 shares. Great Hill and its affiliates held an aggregate of 9,085,000 shares of common stock as of March 25, 2010. These stockholders possess significant influence over our company. Such ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Other than the arrangement to elect a director at the selection of Great Hill which affects some of these stockholders, as discussed below, we do not expect that these stockholders will vote together as a group. It should be noted that Great Hill Investors, LLC ownership information is based on a Schedule 13D/A filed with the SEC on March 2, 2010, North Run Advisors, LLC ownership information is based on a Schedule 13G filed with the SEC on February 17, 2009, Osmium Partners, LLC ownership information is based on a Schedule 13D filed with the SEC on March 9, 2010 and Moab Capital Partners, LLC ownership information is based on a Schedule 13G/A filed with the SEC on February 16, 2010.

Our largest stockholder, Great Hill, also possesses a significant amount of voting power and an ability to elect a director of our company.

As of March 25, 2010, Great Hill beneficially owned 9,085,000 shares of our common stock, or approximately 44.1% of our outstanding common stock, and has voting control of an aggregate of approximately 48.7% of our securities to elect a director of our company subject to the terms and conditions of the share purchase agreements entered into on December 1, 2005 with certain selling stockholders (collectively, the “Selling Stockholders”). Pursuant to the terms of the share purchase agreements with each of the Selling Stockholders, for so long as Great Hill collectively owns at least 10% or 5%, depending on the Selling Stockholder, each Selling Stockholder agreed that:

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

On March 2, 2010, the Company granted a partial waiver of the Standstill Agreement to the extent necessary to allow the special committee of the board of directors to receive, discuss and negotiate a proposal by Great Hill to purchase all of the outstanding shares of common stock of the Company not owned by Great Hill, at a cash purchase price of $3.10 per share. The waiver will automatically (but not retroactively) terminate if the Company, at the direction of the board of directors or the special committee, decides to discontinue discussions with Great Hill.

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

Although pursuant to a stockholder resolution passed by the Company’s stockholders in 2009, the Company will take the steps necessary in connection with the next annual meeting to reorganize the board of directors into one class of directors elected annually, our certificate of incorporation currently provides that, subject to the rights of any series of preferred stock to elect directors, the board of directors is to be divided into three classes of directors with each class elected to serve for a term of three years. As a result of a classified board of directors, not all members of the board are elected at one time, which makes changes in the composition of the board of directors more difficult, and thus a potential change in control of a corporation a lengthier and more difficult process. In addition, there are no cumulative voting rights. Our certificate of incorporation and bylaws also contain provisions that could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, the certificate of incorporation and bylaws, as applicable, among other things:

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

We do not own any real property that is materially important to our business. Our headquarters is located in Beverly Hills, California, where we occupy approximately 16,000 square feet of office space, housing our technology department and most of our corporate and administrative personnel. Our current lease for this space runs from August 1, 2008 through July 31, 2011. It has a monthly base rent starting at $59,911 for the first year, increasing to $62,373 for the second year and $64,835 for the final year of the lease. We also leased office space in Utah, New York and Israel and datacenter space in California and Utah in 2009. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

Spark Network Services, Inc. v. Match.com, LP, eHarmony.com, Inc., Various, Inc., True Beginnings, LLC, Perfect Match LLC, Plentyoffish Media, Inc. and Spark Networks, Inc.

On January 30, 2007, Spark Network Services, Inc. initiated an action in the United States District Court for the Northern District of Illinois, Eastern Division. On December 4, 2007, Plaintiff, Spark Networks Services, filed an Amended Complaint, adding Spark Networks, Inc. as a defendant. Spark Networks Services asserted in the Amended Complaint that Spark Networks, Inc. infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” Spark Networks, Inc. filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was then stayed on February 21, 2008. The parties settled the case on March 16, 2010 and on March 22, 2010, a stipulated proposed order to dismiss the case was filed with the court.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On June 10, 2009, the Court granted our motion and dismissed the case with prejudice. On June 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion. ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. A trial date has been tentatively set for January 2011.

Ness Interactive v. Spark Networks Limited

On January 22, 2010, Spark Networks Limited was served with a complaint from Ness Interactive alleging that Spark Networks engaged in unfair competition by bidding on certain online advertising keywords in France. An initial hearing has been scheduled for April 16, 2010.

L.I.S.T. Incorporated v. Spark Networks, Inc. et al

On March 11, 2010, L.I.S.T. Incorporated initiated a class action lawsuit against Spark Networks, Inc., Adam S. Berger, Jonathan B. Bulkeley, Benjamin Derhy, Thomas G. Stockham, Michael A. Kumin, Great Hill Equity Partners III, LP and Great Hill Partners, LLC in the Court of Chancery of the State of Delaware, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own.

Mike Shaffer v. Spark Networks, Inc. et al

On March 24, 2010, Mike Shaffer initiated a class action lawsuit against Adam Berger, Michael Kumin, Jonathan Bulkeley, Benjamin Derhy, Thomas G. Stockham, Spark Networks, Inc., Great Hill Partners, LLC and Great Hill Equity Partners III, LP in the Superior Court of California, County of Los Angeles, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own.

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

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Spark Networks, Inc’s. common stock is traded on the NYSE Amex (formerly the American Stock Exchange) under the trading symbol “LOV.” The following table summarizes the high and low sales prices of our common stock as reported by the NYSE Amex or American Stock Exchange.

	High	Low
Year ended December 31, 2008
First Quarter	$5.75	$3.99
Second Quarter	$4.50	$4.00
Third Quarter	$4.41	$3.90
Fourth Quarter	$3.87	$2.55

	High	Low
Year ended December 31, 2009
First Quarter	$2.60	$2.21
Second Quarter	$2.93	$2.19
Third Quarter	$2.78	$2.10
Fourth Quarter	$3.04	$2.23

Holders

As of March 24, 2010, there were 62 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2009, we did not issue unregistered securities.

Purchases of Equity Securities

We did not purchase any shares in the year ended December 31, 2009.

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

General

Prior to July 9, 2007, Spark Networks plc (now known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). Since the completion of our reorganization on July 9, 2007 through the Scheme of Arrangement, the common stock of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity, has been traded on the NYSE Amex (formerly the American Stock Exchange) and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Web sites and search and contact other individuals who have posted profiles.

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

For the year ended December 31, 2009, we had 166,267 average paying subscribers, representing a decrease of 11% from the year ended December 31, 2008. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period. Our key Web sites include JDate.com, which primarily targets Jewish singles in the United States, AmericanSingles (which was rebranded as Spark.com in December 2009), which targets singles in the United States, BlackSingles.com, which primarily targets black singles in the United States, and ChristianMingle.com, which primarily targets Christian singles in the United States. Our subscription fees have traditionally been charged on a monthly basis, with discounts for longer-term subscriptions.

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

During the last three years, in addition to a number of small acquisitions, we made the following larger acquisitions:

•

In December 2008, we acquired certain digital media assets and liabilities of a company for total consideration of $1.1 million. Of the $1.1 million consideration, $50,000 was assigned to indefinite life domain names and the remaining amount was assigned to developed software, to be amortized over 5 years. These acquired assets expanded and enhanced our current product offerings.

•

On February 1, 2007, we purchased the assets of HurryDate, a leading online personals and singles events’ company. Of the $4.3 million cash consideration paid, $490,000 was assigned to member databases and is being amortized over three years, $50,000 was assigned to subscriber databases and was amortized over five months, $800,000 was assigned to developed software which is being amortized over five years, $360,000 was assigned to domain names which are not subject to amortization and the remainder was assigned to goodwill. In 2008 and 2009, the Company impaired the goodwill balances associated with HurryDate.

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

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, Web site and software development costs, goodwill, intangible and other long-lived assets, accounting for business combinations, legal contingencies, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates we used in the preparation of our consolidated financial statements:

Revenue Recognition and Deferred Revenue

Substantially all of our revenue is derived from subscription fees. Revenue is presented net of credits and credit card chargebacks. We recognize revenue in accordance with accounting principles generally accepted in the United States. Revenue recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed or determinable, and collection is reasonably assured. Paying subscribers primarily pay in advance using a credit card and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Subscription fees collected in advance are deferred and recognized as revenue, using the straight-line method, over the term of the subscription. We reserve for potential credit card chargebacks based on our historical chargeback experience.

We also earn a small amount of revenue from advertising sales and offline events. We record advertising revenue as it is earned and included it in the total revenue of each segment that generates advertising sales. Revenue and the related expenses associated with offline events are recognized at the conclusion of each event.

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. We incur substantial expenses related to our advertising in order to generate traffic to our Web sites. These advertising costs are primarily online advertising, including affiliate and co-brand arrangements, and are directly attributable to the revenue we receive from our subscribers. We have entered into numerous affiliate arrangements, under which our affiliates advertise or promote our Web site, and earn a fee whenever visitors click through the affiliate’s advertisement to one of our Web sites and register or subscribe, on our Web site. We do not typically have any exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. Under our co-branded arrangements, our co-brand partners may operate their own separate Web sites where visitors can register and subscribe to our Web sites. Affiliate deals, co-brand deals and online advertising arrangements may fall in the categories of CPS, CPA, CPC, or CPM, as discussed below.

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

Prepaid Advertising Expenses

In certain circumstances, we pay in advance for Internet-based advertising on other Web sites, and expense the prepaid amounts as cost of revenue over the contract periods as the contracted Web site delivers on its commitment. We evaluate the realization of prepaid amounts at each reporting period and expense prepaid amounts if the contracted Web site is unable to deliver on its commitment and is not willing or able to repay the undelivered prepaid amounts

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable and test property, plant and equipment and other intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:

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

In 2009, we performed our annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the Jewish Networks reporting unit was significantly higher than the carrying value as of December 31, 2009 and thus did not require any impairment. Based upon several valuation assumptions, including lower expected performance and lower industry multiples, the analysis concluded that the carrying value of the Other Affinity Networks business was higher than its estimated fair value. As a result, the Company performed the second step under the guidance to assess the fair value of the assets and liabilities of Other Affinity Networks. The analysis resulted in impairment to goodwill and domain names of $9.3 million and $1.3 million, respectively. In 2009, we paid the final $1.4 million in earn-out payments for the HurryDate business. The earn-out payments were recorded as impairment expense based on business performance. There were no additional impairments as a result of the assessment. As of December 31, 2009, Jewish Networks and Other Affinity Networks carried goodwill balances of $6.8 million and $1.9 million, respectively.

Additionally, in 2009, we impaired approximately $110,000 of capitalized software development costs when we determined that a web-based product failed to perform to Company standards.

In 2008, the Company performed its annual valuation and concluded that a sustained decline in HurryDate’s speed dating business had reduced projected cash flows below the carrying amount of the reporting unit. As such, the Company impaired the entire amount of HurryDate’s goodwill of $1.2 million. No other impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount.

Also in 2008 we were capitalizing costs related to a Web site that we planned to develop. We decided that we would not continue the development in the same manner and as such we impaired the $119,000, which had been capitalized up to that point.

Accounting for Business Combinations

We have acquired the stock or specific assets of a number of companies from 1999 through 2009 some of which were considered to be business acquisitions. Under the purchase method of accounting, the cost are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

At December 31, 2009, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $16.0 million and $36.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2024 for federal purposes and 2016 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

Of the NOLs available, approximately $1.4 million for federal purposes are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available NOLs do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future.

As a result of the adoption of the share-based payment guidance, the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from excess tax benefits. As of December 31, 2009, deferred tax assets do not include approximately $6.9 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $6.9 million if and when such excess tax benefits are realized. During 2009, approximately $2.2 million related to net excess tax benefits were realized.

We operate in multiple taxing jurisdictions, both within the United States and outside the United States. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, we regularly assesses our tax position for such matters and, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. To the extent reserves are recorded, they will be utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position or liquidity. We recognize the tax effects from an uncertain tax position in our financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.

Stock Based Compensation

We adopted the “Share-Based Payment” guidance in 2005 using the modified prospective approach and accordingly periods prior to 2005 have not been restated to reflect the impact of the guidance.

Prior to our adoption of the guidance, we did not record tax benefits of deductions resulting from the exercise of stock options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2009 and 2008, we recognized cash inflows of approximately $3.2 million and $3.0 million, respectively, related to tax provision or benefit from stock-based compensation.

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

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option. The term of the options was derived based on the “simplified method” calculation. We are using the “simplified method” calculation, which is derived by averaging the vesting term with the contractual terms due to a change in the stock exchange on which the Company’s stock was traded. We do not believe exercise behavior and expected term are consistent across the different stock exchanges.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Segment Reporting

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate operating segments which were principally determined based on similarity of economic characteristics. During the third quarter 2007, we changed our financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label Web sites; General Market Networks, which consists of AmericanSingles.com and Date.ca, which were both rebranded as Spark.com in December of 2009 and Date.co.uk which was rebranded as Spark.com in February 2010, and their respective co-branded and private label Web sites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline and Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other Web sites and businesses. The Company believes the segments will provide investors with a more accurate picture of the performance of the business.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	2009	2008	2007
Revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	33.5	32.7	38.6
Sales and marketing	7.7	7.4	5.6
Customer service	4.0	4.0	4.6
Technical operations	3.3	3.3	2.9
Development	8.6	7.8	6.5
General and administrative	21.9	23.2	28.6
Depreciation	1.9	1.5	2.6
Amortization of intangible assets other than goodwill	1.5	1.4	2.1
Impairment of goodwill, long-lived assets and other assets	26.4	2.4	2.9

Total costs and expenses	108.8	83.7	94.4

Operating income (loss)	(8.8)	16.3	5.6
Interest and other (income) expenses, net	(2.4)	0.2	(1.4)

Income (loss) before income taxes	(6.4)	16.1	7.0
Provision (benefit) for income taxes	7.7	7.7	(6.8)

Net income (loss)	(14.1)%	8.4%	13.8%

The following table describes certain selected information and Adjusted EBITDA (1) for the years ended December 31,

	2009	2008	2007
Net income (loss)	$(6,404)	$4,788	$8,978
Interest expense	378	152	(751)
Income taxes	3,479	4,425	(4,434)
Depreciation	873	867	1,684
Impairments	11,999	1,354	1,894
Amortization of intangible assets	663	787	1,356
Non-cash currency translation adjustments	(30)	(41)	(204)
Stock-based compensation	1,041	3,868	5,321
Scheme of arrangement	—	—	1,897
Non-repetitive property possession	(1,507)	—	—

Adjusted EBITDA(1)	$10,492	$16,200	$15,741

(1)	The Company reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from on-going operations and excludes the impact of: (i) non-cash items such as stock-based compensation, asset impairments, non-cash currency translation adjustments related to an inter-company loan and (ii) one- time items that have not occurred in the past two years and are not expected to recur in the next two years, such as the Scheme of Arrangement. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

•	Adjusted EBITDA does not reflect the cash capital expenditures during the measurement period

•	Adjusted EBITDA does not reflect any changes in working capital requirements during the measurement period

•	Adjusted EBITDA does not reflect the cash tax payments during the measurement period

•	Adjusted EBITDA may be calculated differently by other companies in our industry, thus limiting its value as a comparative measure

Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation, amortization, stock-based compensation, impairment of long-lived assets, non-cash currency translation adjustments for inter-company loans and Scheme of Arrangement costs and one- time items that have not occurred in the past two years and are not expected to recur in the next two years.

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

	Year Ended December 31,
	2009	2008	2007
Average Paying Subscribers
Jewish Networks	86,030	90,806	94,246
Other Affinity Networks	66,078	63,859	61,398
General Market Networks	13,219	30,486	56,071
Offline and Other Businesses	940	1,806	1,783

Total Average Paying Subscribers	166,267	186,957	213,498

Average paying subscribers for the Jewish Networks segment decreased 5% to 86,030 for the year ended December 31, 2009 compared to 90,806 in 2008. We believe the decrease in average paying subscribers is due in part to softness in the global economy and potentially in reaction to our April 2007 rate increase on certain sites within the Jewish Networks segment. Average paying subscribers for the General Market Networks segment decreased 57% to 13,219 for the year ended December 31, 2009 compared to 30,486 in 2008. This decrease can be primarily attributed to management’s decision to improve marketing efficiency within this segment and the related reduction in inefficient marketing expenses. Average paying subscribers for the Other Affinity Networks segment increased 3% to 66,078 for the year ended December 31, 2009 compared to 63,859 in 2008, reflecting increased marketing expenses and a shift in brand investment within this segment. Average paying subscribers for the Offline and Other Businesses segment decreased 48% to 940 for the year ended December 31, 2009 compared to 1,806 in 2008, primarily due to the operating results of HurryDate.

Average paying subscribers for the Jewish Networks segment decreased 4% to 90,806 for the year ended December 31, 2008 compared to 94,246 in 2007. We believe the decrease in average paying subscribers is due in part to softness in the global economy and potentially in reaction to our April 2007 rate increase on certain sites within the Jewish Networks segment. Average paying subscribers for the General Market Networks segment decreased 46% to 30,486 for the year ended December 31, 2008 compared to 56,071 in 2007. This decrease can be primarily attributed to management’s decision to improve marketing efficiency within this segment and the related reduction in inefficient marketing expenses. Average paying subscribers for the Other Affinity Networks segment increased 4% to 63,859 for the year ended December 31, 2008 compared to 61,398 in 2007, reflecting increased marketing expenses and greater brand recognition. Average paying subscribers for the Offline and Other Businesses segment increased to 1,806 for the year ended December 31, 2008 compared to 1,783 in 2007, primarily due to the operating results of HurryDate.

We expect the cost of customer acquisition for the Jewish Networks to remain below the acquisition cost for our other segments due to the brand recognition of JDate. Our General Market Networks and Other Affinity Networks segments operate in a much more competitive environment, and therefore we generally must spend more on marketing to attract new subscribers. We are constantly striving to improve our Web sites to retain our existing subscribers.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 5% and 6% of our revenue for the years ended December 31, 2009 and 2008, respectively, is generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. In the case of subscription revenue, recognition occurs ratably over the subscription period and typically represents one month, three month, five month, six month and twelve month terms. We offer discounts to subscribers of plans covering more than one month. Most of our subscription plans have an automatic renewal feature upon expiration of the then current plan.

Revenue for the year ended December 31, 2009 decreased 20.7% to $45.4 million from $57.3 million in 2008. The revenue decrease can be primarily attributed to a 65.3% decrease in General Market Networks revenue and a 14.5% decrease in Jewish Networks revenue.

Revenue for the Jewish Networks segment decreased 14.5% to $28.8 million for the year ended December 31, 2009, compared to $33.7 million in 2008. The lower Jewish Networks revenue reflects a 10.2% decrease in average revenue per user (“ARPU”) and a 5.3% decrease in average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we focused on growing our network. Revenue for the General Market Networks segment decreased 65.3% to $2.7 million for the year ended December 31, 2009, compared to $7.8 million in 2008. The decrease in General Market Networks revenue is due to a 56.6% decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing expenses. Revenue for our Other Affinity Networks segment decreased 7.1% to $12.8 million for the year ended December 31, 2009, compared to $13.7 million in 2008. The lower Other Affinity Networks revenue reflects a 9.8% decrease in ARPU, offset by a 3.5% increase in average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. Revenue of our Offline and Other Businesses segment decreased 46.3% to $1.1 million for the year ended December 31, 2009 compared to $2.0 million in 2008. The decrease in revenue is attributable to lower revenue from our speed dating events and fewer travel offerings versus 2008.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses increased 3.1% to $49.4 million for the year ended December 31, 2009, compared to $47.9 million in 2008. Excluding asset impairment charges, operating expenses decreased 19.7% to $37.4 million in 2009 compared to $46.6 million in 2008. Lower cost of revenue and general and administrative expense accounted for the majority of the decrease.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 18.7% to $15.2 million for the year ended December 31, 2009, compared to $18.7 million in 2008. Direct marketing expenses decreased 19.6% to $12.1 million for the year ended December 31, 2009, compared to $15.0 million in 2008. The lower direct marketing expenses reflect a $2.8 million reduction in General Market Networks marketing investment, reflecting management’s decision to eliminate inefficient online marketing partners. Direct marketing expenses for the Jewish Networks segment decreased 6.9% to $2.3 million for the year ended December 31, 2009, compared to $2.5 million in 2008. The decrease in marketing expense reflects a shift to more efficient online marketing programs from less efficient offline marketing channels. Direct marketing expenses for the General Market Networks segment decreased 80.7% to $676,000 for the year ended December 31, 2009, compared to $3.5 million in 2008. Direct marketing expenses for the Other Affinity Networks segment increased 8.0% to $8.5 million for the year ended December 31, 2009, compared to $7.9 million in 2008. The increased marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for a handful of Web sites through online marketing channels. Direct marketing expenses for the Offline and Other Businesses segment decreased 52.1% to $541,000 for the year ended December 31, 2009, compared to $1.1 million in 2008 reflecting lower direct costs for our live events and fewer travel offerings compared to 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 17.2% to $3.5 million for the year ended December 31, 2009, compared to $4.2 million in 2008. The decrease in total dollars was primarily attributed to a $498,000 decrease in lower stock-based compensation expense, reflecting the impact of re-priced options in the first quarter of 2009.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses decreased 21.0% to $1.8 million for the year ended December 31, 2009, compared to $2.3 million in 2008. The decrease in dollar terms is primarily due to lower wages and third-party consulting costs, reflecting the completion of the migration of our customer service group from Beverly Hills, California to Provo, Utah.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 21.5% to $1.5 million for the year ended December 31, 2009, compared to $1.9 million in 2008. The decrease in total dollars is due primarily to a reduction in stock-based compensation.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased by 12.7% to $3.9 million for the year ended December 31, 2009, compared to $4.5 million in 2008. The decrease in total dollars is primarily due to lower stock-based compensation.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 25.3% to $9.9 million for the year ended December 31, 2009, compared to $13.3 million in 2008. The decrease in total dollars was primarily attributable to a $1.3 million reduction in stock-based compensation expense and a $1.5 million decrease in professional service fees.

Depreciation Expense. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense remained flat at $873,000 for the year ended December 31, 2009, compared to $867,000 in 2008.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 15.8% to $663,000 for the year ended December 31, 2009, compared to $787,000 in 2008. The decrease reflects the fully amortized costs associated with HurryDate members and subscribers in early 2008.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest and other income or expense was income of $1.1 million for the year ended December 31, 2009, compared to expense of $107,000 in 2008. The income primarily reflects a $1.5 million gain associated with the possession of certain assets pursuant to a judgment awarded in favor of the Company.

Net (loss) income. Net loss was $(6.4) million for the year ended December 31, 2009, compared to net income of $4.8 million in 2008. The lower net income was primarily due to a decrease in revenue, contribution and an impairment expense related to goodwill and other long-lived assets.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 6% and 5% of our revenue for the years ended December 31, 2008 and 2007, respectively, is generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. In the case of subscription revenue, recognition occurs ratably over the subscription period and typically represents one month, three month, five month, six month and twelve month terms. We offer discounts to subscribers of plans covering more than one month. Most of our subscription plans have an automatic renewal feature upon expiration of the then current plan.

Revenue for the year ended December 31, 2008 decreased 12.2% to $57.3 million from $65.2 million in 2007. The revenue decrease can be primarily attributed to a 50.6% decrease in our General Market Networks business.

Revenue for the Jewish Networks segment was flat at $33.7 million for the year ended December 31, 2008, compared to $33.6 million in 2007. Revenue for the General Market Networks segment decreased 50.6% to $7.8 million for the year ended December 31, 2008, compared to $15.7 million in 2007. The decrease in General Market Networks revenue is due to a decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing expenses. Revenue for our Other Affinity Networks segment increased 3.3% to $13.7 million for the year ended December 31, 2008, compared to $13.3 million in 2007. The increase in revenue for our Other Affinity Networks is primarily attributed to a 4.0% increase in average paying subscribers reflecting an increase in direct marketing expenses, improved customer acquisition efficiency and greater brand awareness. Revenue of our Offline and Other Businesses segment decreased 21.7% to $2.0 million for the year ended December 31, 2008 compared to $2.6 million in 2007. The decrease in revenue is attributable to lower revenue from our speed dating events and fewer travel offerings versus 2007.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses decreased 22.1% to $47.9 million for the year ended December 31, 2008, compared to $61.6 million in 2007. Excluding asset impairment charges, the decrease in costs and expenses was primarily attributable to a $6.5 million decrease in cost of revenue and a $5.4 million decrease in general and administrative expenses.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 25.7% to $18.7 million for the year ended December 31, 2008, compared to $25.1 million in 2007. The decrease can be primarily attributed to a $5.0 million reduction in direct marketing expenses associated with the General Market Networks segment, reflecting management’s decision to acquire subscribers at more acceptable returns on investment. Direct marketing expenses for the Jewish Networks segment decreased 23.2% to $2.5 million for the year ended December 31, 2008, compared to $3.3 million in 2007. The decrease in marketing expense reflects a shift to more efficient online marketing programs from less efficient offline marketing channels. Direct marketing expenses for the General Market Networks segment decreased 58.8% to $3.5 million for the year ended December 31, 2008, compared to $8.5 million in 2007. The decrease reflects management’s decision to eliminate inefficient marketing expenses. Direct marketing expenses for the Other Affinity Networks segment increased 0.6% to $7.9 million for the year ended December 31, 2008, compared to $7.8 million in 2007. The increased marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for the Web sites within this growing segment. Direct marketing expenses for the Offline and Other Businesses segment decreased 26.0% to $1.1 million for the year ended December 31, 2008, compared to $1.5 million in 2007 reflecting lower direct costs for our live events and fewer travel offerings compared to 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 16.8% to $4.2 million for the year ended December 31, 2008, compared to $3.6 million in 2007. The increase in total dollars was primarily due to an increase in our core marketing staff.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses decreased 23.2% to $2.3 million for the year ended December 31, 2008, compared to $3.0 million in 2007. The decrease is primarily due to lower labor and third-party consulting costs, reflecting a reallocation of resources to our Utah office.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expense was flat at $1.9 million for the years ended December 31, 2008 and 2007.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased by 5.0% to $4.5 million for the year ended December 31, 2008, compared to $4.2 million in 2007. The increase in total dollars is primarily due to additional personnel and consulting expenses.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees and occupancy and other overhead costs. General and administrative expenses decreased 28.8% to $13.3 million for the year ended December 31, 2008, compared to $18.7 million in 2007. The decrease in total dollars was primarily attributable to $1.9 million of Scheme of Arrangement costs incurred in 2007, a $1.2 million decrease in stock-based compensation expense, an $800,000 decrease in professional service fee and a $525,000 decrease in personnel costs.

Depreciation Expense. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense decreased 48.5% to $867,000 for the year ended December 31, 2008, compared to $1.7 million in 2007. The decrease reflects the fully depreciated assets purchased in prior years.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 42.0% to $787,000 for the year ended December 31, 2008, compared to $1.4 million in 2007. The decrease reflects the fully amortized costs associated with HurryDate members and subscribers in 2007 and early 2008.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Net interest expense was $107,000 for the year ended December 31, 2008, compared to net interest income of $913,000 in 2007 reflecting the interest expense associated with our revolving borrowings, lower interest income due to a lower average cash balance and lower interest rates.

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

	Three Months Ended (1)
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$11,056	$11,058	$11,242	$12,032	$13,216	$14,041	$14,987	$15,022
Cost of revenue	3,953	3,849	3,755	3,650	4,309	4,337	5,003	5,066
Sales and marketing	904	845	837	921	971	1,082	1,128	1,053
Customer service	400	450	437	545	511	599	581	628
Technical operations	376	342	393	393	421	491	508	497
Development	674	899	1,055	1,267	1,005	1,134	1,103	1,221
General and administrative	2,390	2,311	2,453	2,778	3,180	3,263	3,341	3,506
Depreciation	236	236	195	206	218	226	178	245
Amortization	165	127	187	184	129	107	222	329
Impairment of goodwill and other assets	11,119	—	—	880	1,235	119	—	—

Total operating expenses	20,217	9,059	9,312	10,824	11,979	11,358	12,064	12,545
Income (loss) from operations	(9,161)	1,999	1,930	1,208	1,237	2,683	2,923	2,477
Income (loss) before income taxes	(9,499)	2,043	3,815	716	721	2,534	3,147	2,811
Provision for income taxes	109	1,036	1,928	405	885	789	1,506	1,245

Net income (loss)	$(9,608)	$1,007	$1,887	$311	$(164)	$1,745	$1,641	$1,566

Basic and diluted net (loss) income per share	$(0.47)	$0.05	$0.09	$0.02	$(0.01)	$0.08	$0.07	$0.06
Shares used in computation of basic net income per share(1)	20,582	20,582	20,568	20,548	21,300	22,751	24,555	26,004
Shares used in computation of diluted net income per share	20,582	20,582	20,574	20,563	21,300	22,770	24,575	26,027
Average paying subscribers(2)	168,646	165,206	163,217	168,004	177,011	187,682	190,455	192,325
Costs and expenses include stock-based compensation as follows:
Cost of Revenue	$3	$2	$2	$10	$10	$11	$12	$12
Sales and Marketing	49	44	43	48	135	157	196	194
Customer Service	(23)	2	2	5	13	13	17	22
Technical Operations	44	37	37	40	81	157	159	160
Development	(55)	22	21	41	96	138	159	160
General and administrative	162	161	163	181	422	501	524	519

Total Stock Based compensation	$180	$268	$268	$325	$757	$977	$1,067	$1,067

(1)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.

(2)	Represents average paying subscribers calculated as the sum of the average paying subscribers for each month, divided by the number of months. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $6.2 million. We have historically financed our operations with internally generated funds and offerings of equity securities.

Net cash provided by operations was $5.9 million for the year ended December 31, 2009 compared to $12.3 million for the same period in 2008. The decrease is primarily due to less cash generated from operations. Approximately $3.2 million of excess tax benefits from stock-based compensation has been deducted from net cash provided by operations and added back under the “Cash Flows from Financing Activities” section of the Consolidated Statements of Cash Flows.

Net cash used by investing activities was $2.8 million for 2009 compared to $3.0 million for 2008. In 2009, the Company purchased fixed assets of $1.4 million, primarily representing computer hardware and capitalized software. In addition, $1.4 million was paid to the former owners of HurryDate pursuant to an earn-out arrangement. In 2008, the Company purchased fixed assets of $1.3 million, representing computer hardware and software and leasehold improvements. In addition, $1.1 million was used for the purchase of certain assets of an online business, and $770,000 was paid to the former owners of HurryDate pursuant to an earn-out arrangement.

Net cash used for financing activities was $4.3 million for the year ended December 31, 2009 compared to $10.7 million for 2008. Cash used for financing activities in 2009 was primarily related to payment of the short-term borrowings from our line of credit totaling $7.5 million offset by the recognition of an excess tax benefit from stock-based compensation of $3.2 million. Cash used for financing activities in 2008 was primarily related to the repurchase of the Company’s common stock through various open market and private placement transactions totaling $20.8 million, offset by net short-term borrowings from our line of credit totaling $7.5 million and the recognition of an excess tax benefit from stock-based compensation of $3.0 million.

On February 14, 2008, the Company and its wholly-owned subsidiary, Spark Networks Limited, as borrower, entered into an agreement (“the Initial Agreement”) with Bank of America for a $30.0 million revolving credit facility, which was amended to $25.0 million on September 29, 2009 (the “Amended Agreement”).

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

As of December 31, 2009, we were in compliance with the covenants related to our Credit agreement. At December 31, 2009, there was no balance outstanding under the Credit Agreement. In connection with the Initial Agreement, the Company paid deferred financing costs of approximately $446,000. Costs associated with both the Initial and the Amended Agreements were included in other current assets and deposits and other assets. In the third quarter of 2009, the Company wrote off $36,000 of the remaining deferred financing costs associated with the Initial Agreement, reflecting a $5.0 million reduction in the revolving credit facility. The remaining deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Amended Agreement. Amortization expense for the deferred financing costs for the year ended December 31, 2009 and December 31, 2008 were $148,000 and $136,000, respectively.

We believe that our current cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We had positive operating cash flow in 2009 and anticipate continued positive cash flow from operations. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility, or raise additional debt or issue additional equity in the private or public markets.

Contractual Obligations

The following table describes our contractual commitments and obligations as of December 31, 2009 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	$1,220	$957	$—	$—	$2,177
Other commitments and obligations	272	134	—	—	406

Total contractual obligations	$1,492	$1,091	$—	$—	$2,583

We had commitments and obligations consisting of operating leases, contracts with software licensing, communications, computer hosting and marketing service providers. Other commitments and obligations totaled $272,000 for less than one year and $134,000 between one and three years. Contracts with other service providers are for 30 day terms or less. For contingences related to our tax positions, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

Recent Accounting Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance for accounting for business combinations and for non-controlling interests in consolidated financial statements. The new treatment requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The Non-controlling Interests in Consolidated Financial Statements guidance clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date is for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted both guidance as of January 1, 2009 and such adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued the new guidance for determination of the useful life of intangible assets. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the amended guidance is to improve the consistency between the useful life of a recognized intangible asset under the prior one and the period of expected cash flows used to measure the fair value of the assets under the new guidance and other guidance under GAAP. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adoption date was January 1, 2009 and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued the accounting guidance for interim disclosures about fair value of financial instruments. It requires disclosures about the fair value of financial instruments in interim and annual financial statements. The guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance in the quarter ended June 30, 2009. Because the new guidance amends only the disclosure requirements related to the fair value of financial instruments, the adoption did not affect the Company’s consolidated financial condition and results of operations.

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We evaluated subsequent events through the date we filed this annual report on Form 10-K with the Securities and Exchange Commission (SEC).

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. The Company has not yet determined the effect that the adoption of this accounting standard will have on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Internal Control Over Financial Reporting

(a) Management’s annual report on internal controls over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Scheme of Arrangement effective July 9, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.1	Certificate of Incorporation of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.2	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.3	Amended and Restated Bylaws effective November 11, 2009 of Spark Networks, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009).

4.1	Rights Plan Dated July 9, 2007 Between Spark Networks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.1	Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(a)	First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(b)	Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(c)	Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(d)	Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(e)	Fifth Amendment to Lease, dated February 22, 2006 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).

10.1(f)	Sixth Amendment to Lease, dated March 7, 2007 (incorporated by reference to Exhibit 10.1(f) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007).

Exhibit Number	Description of Exhibit

10.1(g)	Seventh Amendment to Lease, dated November 27, 2007 (incorporated by reference to Exhibit 10.1(g) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.2	2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2(a)	Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1/A (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.3	2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.3(a)	Form of Option Agreement for 2000 Executive Share Option Scheme (incorporated by reference to Exhibit 10.3(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.4	Amendments to the 2000 Executive Share Option Scheme and the 2004 Share Option Schemes, each dated November 25, 2008 (incorporated by reference to Exhibit d(6) to the Registrant’s Schedule TO filed with the Securities and Exchange Commission on December 2, 2008).

10.5(a)	Executive Employment Agreement, dated August 31, 2005, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.5(b)	Amendment No. 1, dated March 15, 2006, to the Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13(a) of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 2006).

10.5(c)	Amendment No. 2, dated November 27, 2006, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2006).

10.5(d)	Amendment No. 3, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).

10.6	Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.7(a)	Executive Employment Agreement, dated February 12, 2007, between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.7(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

Exhibit Number	Description of Exhibit

10.8	Consent to Assignment and Assumption of Standstill Agreement with Great Hill Equity Partners II (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.9	Amendments to 2000 and 2004 Option Schemes (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.10	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.11	Schedule of Officers and Directors who entered into Indemnification Agreements (incorporated by reference to Exhibit 10.12(a) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.12(a)	Employment Agreement dated July 2, 2007 between Spark Networks plc and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.12(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.13(a)	2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.13(b)	Amendment No. 1 to the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009).

10.14	Form of Stock Option Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.15	Form of Restricted Stock Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(B) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.16	Form of Restricted Stock Unit Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(C) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.17(a)	Executive Employment Agreement dated May 16, 2007 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007).

10.17(b)	Amendment No. 1, dated December 30, 2008, to Executive Employment Agreement between the Registrant and Gregory J. Franchina (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.18(a)	Executive Employment Agreement executed November 27, 2007 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

Exhibit Number	Description of Exhibit

10.18(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Brett Zane (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.19	Credit Agreement dated February 14, 2008 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008).

10.19(a)	First Amendment to Credit Agreement dated as of September 29, 2009 among Spark Networks Limited, Spark Networks, Inc., Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-32750) filed with the Securities and Exchange Commission on March 26, 2009)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 25, 2010.

SPARK NETWORKS, INC.

/s/ ADAM S. BERGER
Adam S. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ ADAM S. BERGER Adam S. Berger	Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2010

/S/ BRETT A. ZANE Brett A. Zane	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2010

/S/ JONATHAN B. BULKELEY Jonathan B. Bulkeley	Director	March 25, 2010

/S/ BENJAMIN A. DERHY Benjamin A. Derhy	Director	March 25, 2010

/S/ MICHAEL A. KUMIN Michael A. Kumin	Director	March 25, 2010

/S/ THOMAS G. STOCKHAM Thomas G. Stockham	Director	March 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 25, 2010

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except stock data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$6,223	$7,417
Restricted cash	681	766
Accounts receivable, net of allowance of $19 and $32	684	1,102
Deferred tax asset—current	221	52
Prepaid expenses and other	853	1,869

Total current assets	8,662	11,206
Property and equipment, net	2,277	1,685
Goodwill	8,758	17,964
Intangible assets, net	3,586	5,750
Deferred tax asset—non-current	4,707	5,002
Deposits and other assets	1,866	401

Total assets	$29,856	$42,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,415	$2,260
Accrued liabilities	4,232	4,830
Deferred revenue	4,244	4,093
Notes payable	—	7,750

Total current liabilities	9,891	18,933
Deferred tax liability	663	756
Other liabilities—non-current	978	906

Total liabilities	11,532	20,595
Commitments and contingencies (Note 12)
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of Common Stock, $0.001 par value; 20,581,544 issued and outstanding at December 31, 2009 and 20,541,744 shares of Common Stock as of December 31, 2008, at stated values of:	21	21
Additional paid-in-capital	48,813	45,545
Accumulated other comprehensive income	638	591
Accumulated deficit	(31,148)	(24,744)

Total stockholders’ equity	18,324	21,413

Total liabilities and stockholders’ equity	$29,856	$42,008

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue	$45,388	$57,266	$65,218
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	15,207	18,715	25,183
Sales and marketing	3,507	4,234	3,626
Customer service	1,832	2,319	3,018
Technical operations	1,504	1,917	1,906
Development	3,895	4,463	4,249
General and administrative	9,932	13,290	18,671
Depreciation	873	867	1,684
Amortization of intangible assets other than goodwill	663	787	1,356
Impairment of goodwill, long-lived assets and other assets	11,999	1,354	1,894

Total cost and expenses	49,412	47,946	61,587

Operating income (loss)	(4,024)	9,320	3,631
Interest (income) and other expenses, net	(1,099)	107	(913)

Income (loss) before income taxes	(2,925)	9,213	4,544
Provision (benefit) for income taxes	3,479	4,425	(4,434)

Net income (loss)	$(6,404)	$4,788	$8,978

Net income (loss) per share—basic and diluted	$(0.31)	$0.20	$0.31

Weighted average shares outstanding—basic	20,570	23,637	29,218
Weighted average shares outstanding—diluted	20,570	23,640	29,250

	Years Ended December 31,
Stock-Based Compensation	2009	2008	2007
	(in thousands)
Cost of revenue	$17	$44	$35
Sales and marketing	184	682	884
Customer service	(14)	65	117
Technical operations	158	558	598
Development	29	553	534
General and administrative	667	1,966	3,153

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Ordinary Shares/ Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2006	30,941	$517	$67,571	$248	$(38,510)	$29,826
Issuance of ordinary shares upon exercise of share options and warrants	580	6	1,713	—	—	1,719
Reclasses to shares subject to rescission	—	(9)	608			599
Excess tax benefits from stock-based comp	—	—	(2)	—	—	(2)
Purchase of shares for retirement	(5,388)	(54)	(23,401)	—	—	(23,455)
Foreign currency translation adjustment	—	—	18	417	—	435
Unrealized gain on marketable securities	—	—	—	7	—	7
Stock-based compensation	—	—	5,321	—	—	5,321
Reclassification for change in par value	—	(434)	434	—	—	—
Net income	—	—	—	—	8,978	8,978

BALANCE, December 31, 2007	26,133	$26	$52,262	$672	$(29,532)	$23,428
Issuance of ordinary shares upon exercise of share options and warrants	23	1	9	—	—	10
Reclasses to shares subject to rescission	—	—	7,480	—	—	7,480
Excess tax benefits from stock-based comp	—	—	2,733	—	—	2,733
Purchase of shares for retirement	(5,614)	(6)	(20,807)	—	—	(20,813)
Unrealized loss on marketable securities	—	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	3,868	—	—	3,868
Net income	—	—	—	—	4,788	4,788

BALANCE, December 31, 2008	20,542	$21	$45,545	$591	$(24,744)	$21,413
Issuance of common stock upon exercise of stock options	40	—	30	—	—	30
Excess tax benefits from stock-based comp	—	—	2,197	—	—	2,197
Foreign currency translation adjustment, net of tax	—	—	—	47	—	47
Stock-based compensation	—	—	1,041	—	—	1,041
Net loss	—	—	—	—	(6,404)	(6,404)

BALANCE, December 31, 2009	20,582	$21	$48,813	$638	$(31,148)	$18,324

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,404)	$4,788	$8,978
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,536	1,654	3,040
Impairment of goodwill, long-lived assets and other assets	11,999	1,354	1,894
Stock-based compensation	1,041	3,868	5,321
Non-current taxes payable and other	(42)	(69)	860
Foreign exchange gain on intercompany loan	(30)	(41)	(204)
Income from asset received from legal judgment	(1,507)	—	—
Excess tax benefits from stock-based compensation	(3,207)	(3,032)	—
Deferred taxes	2,232	3,052	(6,150)
Changes in operating assets and liabilities:
Accounts receivable	418	331	(330)
Restricted cash	84	898	364
Prepaid expenses and other assets	1,089	(467)	265
Accounts payable and accrued liabilities	(1,443)	30	643
Deferred revenue	151	(46)	89

Net cash provided by operating activities	5,917	12,320	14,770

Cash flows from investing activities:
Sale of marketable securities	—	200	—
Sale of property and equipment	—	—	25
Purchases of property and equipment	(1,440)	(1,301)	(734)
Purchases of businesses and intangible assets	(32)	(1,111)	(2,620)
Earn out payment for acquisition of business	(1,355)	(770)	—

Net cash used in investing activities	(2,827)	(2,982)	(3,329)

Cash flows from financing activities:
Proceeds from issuance of stock	30	10	1,719
Purchase of stocks for retirement	—	(20,813)	(23,455)
Principal payments of capital lease obligations	—	—	(102)
Excess tax benefits from stock-based compensation	3,207	3,032	(2)
Proceeds from borrowing on revolving credit facility	—	10,000	—
Payment on borrowing on revolving credit facility	(7,500)	(2,500)	—
Payment of deferred financing costs	(21)	(446)	—
Principal payments of notes payable	—	—	(1,217)

Net cash used in financing activities	(4,284)	(10,717)	(23,057)

Net decrease in cash	(1,194)	(1,379)	(11,616)
Cash and cash equivalents at beginning of year	7,417	8,796	20,412

Cash and cash equivalents at end of year	$6,223	$7,417	$8,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$159	$140	$31
Cash paid for income taxes	$1,232	$1,345	$1,665
Supplemental disclosure of non-cash investing and financing activities:
Hold-back in acquisition of business	$(250)	$250	—

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

Prior to July 9, 2007, Spark Networks plc (now, known as Spark Networks Limited) was a public limited company incorporated under the laws of England and Wales (“Limited”). Since the completion of our reorganization on July 9, 2007 through a shareholder vote and court process in the United Kingdom known as a “Scheme of Arrangement”, the common stock of Spark Networks, Inc., a Delaware corporation and Limited’s parent entity (the “Company”), has traded on the NYSE Amex (formerly the American Stock Exchange) and the Company has become Limited’s successor reporting entity. The Company and its consolidated subsidiaries provide online personals services in the United States and internationally, whereby adults are able to post information about themselves (“profiles”) on the Company’s Web sites and search and contact other individuals who have posted profiles.

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

The financial statements of the Company’s foreign subsidiary are prepared using the local currency as the subsidiary’s functional currency. The Company translates the assets and liabilities using period-end rates of exchange, and revenue and expenses using average rates of exchange for the year. The resulting translation gain or loss is included in accumulated other comprehensive income (loss) and is excluded from net income (loss).

Effective September 24, 2007, the nature of the intercompany loan between the Company and its Israel subsidiary was changed from a long term investment to a loan which the Company expects to be settled. The foreign exchange gains and losses related to this loan are recorded as part of net income and excluded from accumulated other comprehensive income (loss). For the years ended December 31, 2009 and 2008, the Company recorded a foreign exchange gain of approximately $30,000 and $41,000 related to the intercompany loan, respectively.

The results of the subsidiaries have been incorporated in the financial results of the consolidated entity since the date of acquisition.

Reclassification

Certain prior year financial information has been reclassified to conform to current year classifications.

Revenue Recognition and Deferred Revenue

Substantially all of the Company’s revenue is derived from subscription fees. Revenue is presented net of credits and credit card chargebacks. The Company recognizes revenue in accordance with accounting principles generally accepted in the United States. Revenue recognition occurs ratably over the subscription period,

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed or determinable, and collection is reasonably assured. Subscribers pay in advance, primarily by using a credit card, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight line method over the term of the subscription.

The Company also earns a small amount of revenue from advertising sales and offline events. The Company records advertising revenue as it is earned and is included in the total revenue of each segment that generates advertising sales. Revenue and the related expenses associated with offline events are recognized at the conclusion of each event.

Fair Value Measurement

Effective January 1, 2008, the Company adopted accounting guidance for the method of fair value and disclosures as issued by the Financial Accounting Standards Board (FASB). It clarifies that fair value is an exit price, representing the amount that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of December 31, 2009, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with the latest guidance.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents.

Marketable Securities

The Company makes temporary investments of cash in liquid interest bearing accounts and marketable securities. Marketable securities are classified as available for sale, and are stated at fair market value, with any unrealized gains or losses reported as other comprehensive income (loss) under stockholders’ equity in the accompanying consolidated balance sheets. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred.

Investment in marketable securities consists of government debt securities with maturities between five to ten years. The fair value of the available for sale securities approximates their carrying value (amortized cost). Unrealized gains and losses were immaterial. The Company sold all of its marketable securities in 2008.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2009 and 2008, the Company had $681,000 and $766,000 in restricted cash, respectively.

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for membership fees pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company records a reserve based on historical chargeback levels experienced over the preceding three-month period and reviews its accounts receivable from advertisers on a monthly basis. The allowance for doubtful accounts as of December 31, 2009 and 2008 is $19,000 and $32,000, respectively. The chargeback reserve as of December 31, 2009 and 2008 was approximately $0 and $12,000, respectively.

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

Web Site and Software Development Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment. Costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project are capitalized.

In accordance with the “Accounting for Web Site Development Costs” guidance, the Company expenses costs related to the planning and post implementation phases of Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for the Web site are included in expenses in the accompanying consolidated statements of operations.

Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2009	2008	2007
Capitalized	$874	$605	$152
Expensed	(176)	(143)	(290)
Impairment	(110)	(119)	—
Unamortized Balance	$1,146	$558	$215

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions, specifically allocated to reporting units. The Company determines its reporting unit and operating segment through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance. Annually, the Company analyzes the fair value of each reporting unit to assess if the fair value exceeds the carrying value. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. If fair value is below the carrying amount of the reporting unit, the company assesses what the fair value of the reporting unit is and impairs the excess. As of December 31, 2009 and 2008, the Company had unamortized goodwill of approximately $8.8 million and $18.0 million, respectively.

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, the Company impaired approximately $110,000 of capitalized software development costs when we determined that a web-based product failed to perform to Company standards.

In 2008, the Company impaired approximately $119,000 of capitalized software development costs when we determined that a web-based product failed to perform to Company standards.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

In assessing the potential realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s tax loss carry-forwards remain deductible.

The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The Company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, the Company regularly assesses its tax position for such matters and, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. To the extent reserves are recorded, they will be utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. The Company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity. The Company recognizes the tax effects from an uncertain tax position in our financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Direct marketing costs are expensed in the period incurred and primarily represent online marketing, including payments to search engines and affiliates, and offline marketing, including radio, billboards, and print advertising. For the years ended December 31, 2009, 2008 and 2007, the Company incurred direct marketing costs amounting to approximately $12.1 million, $15.0 million and $21.1 million respectively.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to salaries for sales and marketing personnel and other associated costs such as business development, public relations and expenses related to the Company’s travel and events business.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Service

The Company’s customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.

Technical Operations

The Company’s technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.

Development

The Company’s development expenses relate primarily to salaries and wages for personnel involved in the development, enhancement and maintenance of its Web sites and services.

General and Administrative

The Company’s general and administrative expenses relate primarily to salaries and wages for corporate personnel, professional fees, occupancy and other overhead costs.

Stock-based Compensation

The Company adopted the “Stock-Based Payment” guidance in 2005 using the modified prospective approach and accordingly periods prior to 2005 have not been restated to reflect the impact of the guidance.

Prior to our adoption of the guidance, the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2009 and 2008, the Company recognized cash inflows of approximately $3.2 million and approximately $3.0 million, respectively, related to tax provision or benefit from stock-based compensation.

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2009	2008	2007
Expected life in years	4.56	4.56	4.56
Dividend per share	—	—	—
Volatility	40.0-45.0%	40.0-45.0%	45.0%
Risk-free interest rate	2.0-3.0%	2.0-3.0%	4.0-4.5%

The Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2009, 2008 and 2007, there were three groups of employees whose behavior was significantly different from each other. Therefore, the Company estimated different forfeiture rates for each group.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option.

The term of the options was derived based on the “simplified method” calculations. The Company is using the “simplified method” calculation, which is derived by averaging the vesting term with the contractual terms due to a change in the stock exchange on which the Company’s stock was traded.

The risk free interest rates are based on U.S Treasury zero-coupon bonds with similar terms for the periods in which the options were granted.

Comprehensive Income (Loss)

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

	Years Ended December 31, (in thousands)
	2009	2008	2007
Net income (loss)	$(6,404)	$4,788	$8,978
Changes in unrealized (losses)/gain in available for sale securities, net of taxes	—	(9)	7
Foreign currency translation adjustment	47	(72)	417

Total comprehensive income (loss)	$(6,357)	$4,707	$9,402

Accumulated other comprehensive income consists of the following:

	As of December 31, (in thousands)
	2009	2008	2007
Loss on marketable securities, net of taxes	$—	$—	$9
Foreign currency translation adjustment	638	591	663

Total accumulated other comprehensive income	$638	$591	$672

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

The Company calculates net income (loss) per share and presents both basic and diluted net income (loss) per share as seen in the chart below. Basic net income (loss) per share is computed by dividing net income (loss) available to common stock holders by the weighted average number of common stock outstanding. Diluted net income (loss) per share includes the effect of potential common stock outstanding, including dilutive stock options and warrants, using the treasury stock method.

	For the Year Ended December 31,
	2009	2008	2007
Net Income (Loss) Per Common Share—Basic
Net income (loss) applicable to common stock	$(6,404)	$4,788	$8,978
Weighted average shares outstanding-basic	20,570	23,637	29,218

Basic Net Income (Loss) Per Share	$(0.31)	$0.20	$0.31

Net Income (Loss) Per Common Share—Diluted
Net income (loss) applicable to common stock	$(6,404)	$4,788	$8,978
Weighted average shares outstanding-basic	20,570	23,637	29,218
Dilutive options using the treasury stock method	—	3	32

Weighted average shares outstanding-diluted	20,570	23,640	29,250

Diluted Net Income (Loss) Per Share	$(0.31)	$0.20	$0.31

Options to purchase 3.4 million, 3.4 million and 3.6 million shares for fiscal years 2009, 2008 and 2007, respectively, were not included in the computation of diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company estimates the amount of chargebacks that will occur in future periods to offset current revenue. The Company’s revenue is collected through online credit card transactions. As such, the Company is subject to revenue reversals or “chargebacks” by consumers generally up to 90 days subsequent to the original sale date. The Company accrues chargebacks based on historical trends relative to sales levels by web site. Fines are levied by the major credit card companies when chargeback expense exceeds certain thresholds. The Company estimates fines based on discussions with its merchant processing companies combined with standard fine schedules provided by the major credit card companies.

Recent Accounting Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance for accounting for business combinations and for non-controlling interests in consolidated financial statements. The new treatment requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The Non-controlling Interests in Consolidated Financial Statements guidance

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date is for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted both guidance as of January 1, 2009 and such adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued the new guidance for determination of the useful life of intangible assets. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the amended guidance is to improve the consistency between the useful life of a recognized intangible asset under the prior one and the period of expected cash flows used to measure the fair value of the assets under the new guidance and other guidance under GAAP. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adoption date was January 1, 2009 and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued the accounting guidance for interim disclosures about fair value of financial instruments. It requires disclosures about the fair value of financial instruments in interim and annual financial statements. The guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance in the quarter ended June 30, 2009. Because the new guidance amends only the disclosure requirements related to the fair value of financial instruments, the adoption did not affect the Company’s consolidated financial condition and results of operations.

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company evaluated subsequent events through the date we filed this annual report on Form 10-K with the Securities and Exchange Commission (SEC).

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The Company adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standards will be effective for us in the first quarter of 2011. Early adoption is permitted. The Company has not yet determined the effect that the adoption of this accounting standard will have on its consolidated financial statements.

2. Income Taxes

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income (loss) before income taxes
U.S	$(2,978)	$8,883	$3,379
Foreign	53	330	1,165

	$(2,925)	$9,213	$4,544

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Provision (benefit) for income taxes
Current
Federal	$3,769	$3,152	$1,313
State	638	1,048	55
Foreign	52	209	348

	4,459	4,409	1,716

Deferred
Federal	(1,145)	183	3,694
State	210	(327)	1,383
Foreign	(92)	162	315

	(1,027)	18	5,392

Valuation Allowance	47	(2)	(11,542)

	$3,479	$4,425	$(4,434)

	Year Ended December 31,
	2009	2008	2007
Reconciliation of Effective Income Tax Rate:
Provision on earnings at federal statutory rate	34.0%	35.0%	35.0%
State tax provision, net of federal benefit	5.8	4.9	17.8
Goodwill Impairment	(126.4)	—	14.6
Nondeductible expenses	(1.9)	0.5	72.1
Tax reserves	(1.6)	0.6	16.7
Change in effective tax rates	(6.9)	—	—
Foreign tax rate differential	(9.7)	0.5	5.6
Valuation allowance	(1.6)	—	(254.1)
Write down of deferred tax asset	(10.2)	—	—
Other	(0.4)	6.6	(5.4)

Total provision (benefit) for income taxes	(118.9)%	48.1%	(97.7)%

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the deferred income tax asset/(liability) for the periods presented are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net operating loss carry-forward	$691	$731	$2,964
Depreciation and amortization	1,546	818	190
Compensation accruals	2,022	2,914	1,862
Accruals and reserves	203	153	155
Excess capital loss over capital gain	140	54	56
Credits	793	614	545
Other	433	903	417

Total before valuation allowance	5,828	6,187	6,189
Less: Valuation allowance	(617)	(570)	(572)

Total deferred income tax asset	5,211	5,617	5,617

Deferred income tax liabilities
Other	(946)	(1,319)	(1,012)
Accruals and reserves	—	—	—
Amortization	—	—	—

Total deferred income tax liabilities	(946)	(1,319)	(1,012)

Total net deferred income tax assets	$4,265	$4,298	$4,605

Due to uncertainty with regard to the Company’s ability to realize certain deferred tax assets, the Company has maintained a valuation allowance of approximately $617,000 against its deferred tax assets as of December 31, 2009. In addition, as a result of a change in the expected future tax rate at our Israel subsidiary, the Company revalued our deferred tax liability and reduced the balance by approximately $200,000.

Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax assets at December 31, 2009 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily the Company’s projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company has gross net operating loss carry-forwards (“NOL”) for income tax purposes of approximately $16.0 million and $36.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2024 for federal purposes and 2016 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

Of the net operating losses available, approximately $1.4 million for federal purposes are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available net operating losses do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL resulting from excess tax benefits. As of December 31, 2009, deferred tax assets do not include approximately $6.9 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $6.9 million if and when such excess tax benefits are realized. During 2009, approximately $2.2 million related to net excess tax benefits were realized.

The Company adopted the accounting guidance for uncertain tax positions on January 1, 2007. The guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax positions. As of the date of adoption, the Company had no unrecognized tax positions.

The following table summarizes the activity related to our unrecognized tax positions:

Total
(in thousands)
Balance at December 31, 2008	$839
Additions based on tax positions related to the current year
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2009	$839

Included in the unrecognized tax benefits of $0.8 million at December 31, 2009 was $0.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

As of December 31, 2009 and 2008, the Company had recorded a $138,000 and $66,000 accrual for interest and penalties on unrecognized tax benefits, respectively. Interest expenses of $72,000, $66,000 and $0 were recognized in the years ended December 31, 2009, 2008 and 2007, respectively. The Company does not expect any significant decreases to its unrecognized tax benefit within the next 12 months.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2004. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under Internal Revenue Service (“IRS”) tax examination. The Company is not currently under examination by any state, local or foreign jurisdictions.

3. Acquisitions of Businesses

2007 Acquisitions

In February 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company. Of the $4.3 million cash consideration paid, $490,000 was assigned to member databases and is being amortized over three years, $50,000 was assigned to subscriber databases and was amortized over five months, $800,000 was assigned to developed software which is being amortized over five years, $360,000 was assigned to domain names which are not subject to amortization and the remainder was assigned to goodwill. In 2008 the Company impaired the goodwill balance associated with HurryDate. In 2009, the Company paid the final HurryDate earn-out payments of $1.4 million and expensed the payment as impairment expense. The impairment is deductible for tax purposes.

2008 Acquisitions

In December 2008, the Company acquired certain digital media assets and liabilities of a company for total consideration of $1.1 million. Of the $1.1 million consideration, $50,000 was assigned to indefinite life domain names and the remaining amount was assigned to developed software, to be amortized over 5 years. These acquired assets expanded and enhanced our current product offerings.

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2009	2008
	(in thousands)
Computer equipment	$5,200	$4,711
Computer software	4,924	6,934
Leasehold Improvements	1,360	1,545
Furniture, fixtures and equipment	692	691

	12,176	13,881
Less: Accumulated depreciation	(9,899)	(12,196)

	$2,277	$1,685

Depreciation expense, for the years ended December 31, 2009 and 2008, was $873,000 and $867,000, respectively, and is calculated on the straight-line basis over three years.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Other Intangible Assets

Jewish Networks and Other Affinity Networks are the only operating units with goodwill balances. Jewish Networks goodwill balance at December 31, 2009 and 2008 was $6.8 million. Other Affinity Networks goodwill balance at December 31, 2009 and 2008 was $11.2 million and $1.9 million, respectively. The following table shows the activity and balances related to goodwill from January 1, 2008 to December 31, 2009 (in thousands):

	Gross goodwill		Accumulated impairments		Net goodwill
Balance at January 1, 2008	$20,252		$(1,894	)(1)	$18,358
Acquisitions	770	(2)	—		770
Impairment	—		(1,235	)(3)	(1,235)
Foreign currency	71	(4)	—		71

Balance at December 31, 2008	$21,093		$(3,129)		$17,964
Acquisitions	1,355	(2)	—		1,355
Impairment	—		(10,605	)(5)	(10,605)
Foreign currency	44	(4)	—		44

Balance at December 31, 2009	$22,492		$(13,734)		$8,758

(1)	Represents the goodwill impairment associated with our General Market Networks reporting unit.

(2)	Represents earn-out payments for the HurryDate reporting unit.

(3)	Represents the goodwill impairment of approximately $1.2 million related to the HurryDate reporting unit.

(4)	Represents foreign currency translation adjustments related to the Jewish Networks reporting unit.

(5)	Represent the goodwill impairment of approximately $9.3 million and $1.4 million related to the Other Affinity and HurryDate reporting units, respectively.

In 2009, the Company performed our annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. Based upon several valuation assumptions, including lower expected performance and lower industry multiples, the analysis concluded that the carrying value of the Other Affinity Networks business was higher than its estimated fair value. As a result, the Company performed the second step under the guidance to assess the fair value of the assets and liabilities of Other Affinity Networks. The analysis resulted in impairment to goodwill and domain names of $9.3 and $1.3 million, respectively. In 2009, the Company paid the final $1.4 million in earn-out payments for the HurryDate business. Since there was no significant improvement in the HurryDate business in 2009, the earn-out payments were recorded as impairment expense based on the goodwill impairment analysis done in 2009 and 2008. There were no additional impairments as a result of the assessment.

In 2008, the Company performed its annual valuation and concluded that a sustained decline in HurryDate’s speed dating business had reduced projected cash flows below the carrying amount of the reporting unit. As such, the Company impaired the entire amount of HurryDate’s Goodwill of $1.2 million as impairment expenses. No other impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount.

Goodwill of $8.8 million as of December 31, 2009 and $18.0 million as of December 31, 2008 is mainly related to the purchase of Pointmatch in January of 2004, MingleMatch, Inc. in May 2005, LDSSingles in May 2006 and HurryDate in February 2007. Finite-lived intangible assets consist of purchased databases and technologies, and

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are amortized over the expected periods of benefits (three years for member databases, three months for subscriber databases and five years for technologies). Indefinite-lived intangible assets consist of purchased domain names are not amortized. Intangible assets consist of the following:

	As of December 31, 2009		As of December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Member databases	$3,448	$3,373	$3,448	$3,194
Subscriber databases	713	713	713	713
Purchased technologies	2,332	1,222	2,570	738
Domain names	2,401	—	3,664	—

	$8,894	$5,308	$10,395	$4,645

Amortization expense for finite-lived intangible assets for the year ended December 31, 2009 and 2008 was $663,000 and $787,000, respectively. Amortization expense is expected to be $421,000 for the year ending December 31, 2010, and $370,000, $211,000 and $182,000 in 2011, 2012 and 2013 respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2009	2008
	(in thousands)
Advertising	$1,036	$848
Loss contingencies	—	500
Taxes payable	150	338
Accrued compensation	1,710	1,450
Other accrued liabilities	1,336	1,694

Total	$4,232	$4,830

7. Income on Possession of Assets

In the year ended December 31, 2009, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik. On February 1, 2010, the Company entered into a purchase agreement to sell such real property. The Company anticipates closing the transaction in the third quarter of 2010, however, the sale is subject to a number of contingencies. The Company recorded other income of $1.5 million in Interest (income) and other expenses, net on the Consolidated Statements of Operations and recorded the asset as Deposits and Other Assets on the Consolidated Balance Sheets.

8. Notes Payable

Revolving Credit Facility

In February 2008, the Company and its wholly-owned subsidiary, Spark Networks Limited, as borrower, entered into an agreement (“the Initial Agreement”) with Bank of America for a $30.0 million revolving credit facility, which was amended to $25.0 million on September 29, 2009 (the “Amended Agreement”).

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company was compliant with the Amended Agreement’s customary affirmative and negative covenants, as of December 31, 2009.

At December 31, 2009, there was no outstanding amount under the Amended Agreement. In connection with the amendment in September 2009, the Company paid deferred financing costs of approximately $21,000. In connection with the Initial Agreement, the Company paid deferred financing costs of approximately $446,000. Costs associated with both the Initial and the Amended Agreements were included in other current assets and deposits and other assets. In the third quarter of 2009, the Company wrote off $36,000 of the remaining deferred financing costs associated with the Initial Agreement, reflecting a $5.0 million reduction in the revolving credit facility. The remaining deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Amended Agreement. Amortization expense for the deferred financing costs for the year ended December 31, 2009 and December 31, 2008 were $148,000 and $136,000, respectively.

9. Stockholders’ Equity

Stock Repurchases

The Company did not repurchase any stock in 2009. For the years ended December 31, 2008 and 2007, the Company repurchased 5.6 million and 5.4 million shares of common stock, respectively, at weighted average prices of $3.70 and $4.35, respectively. All stock repurchased has been retired.

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2009, total unrecognized compensation cost related to non-vested stock options was $3.2 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Granted, weighted average fair value per share	$0.79	$1.71	$2.23
Exercised, weighted average intrinsic value per share	$1.63	$1.24	$0.83
Aggregate intrinsic value of options outstanding and exercisable (in thousands)	$0	$73	$335

Information relating to outstanding stock options is as follows, (in thousands, except Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Outstanding at December 31, 2007	4,317	$5.98
Granted	201	4.24
Exercised	(129)	4.60
Expired	(580)	7.60
Forfeited	(166)	6.82

Outstanding at December 31, 2008	3,643	5.62
Granted	3,200	2.98
Exercised	(40)	0.80
Expired	(3,260)	5.69
Forfeited	(156)	3.62

Outstanding at December 31, 2009	3,387	$3.28

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Range Summary

As of December 31, 2009

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$3.91 - $8.60	279	4	$5.30	186	4	$5.31
$3.00	2,951	8	$3.00	155	6	$3.00
$2.18 - $2.99	157	7	$2.54	12	6	$2.96

	3,387	8	$3.28	353	5	$4.22

As of December 31, 2008

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$5.74 - $12.41	1,269	4	$6.77	822	5	$6.99
$5.45 - $5.68	1,465	7	$5.48	654	4	$5.48
$0.73 - $5.44	909	6	$4.25	272	7	$3.97

	3,643	6	$5.62	1,748	5	$5.96

Options granted prior to 2006, were priced in foreign currency, weighted average price per share calculations are impacted by foreign currency exchange fluctuations.

Significant Modifications

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The estimated incremental expense is approximately $1 million and will be recognized over the four year vesting term of the options.

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2009, 2008 and 2007 were approximately $343,000, $342,000 and $249,000, respectively.

11. Segment Information

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments which were principally determined based on similarity of economic characteristics. During the third quarter of 2007, the Company changed its financial reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il and their respective co-branded and private label websites; General Market Networks, which consists of AmericanSingles.com and Date.ca, which were both rebranded as Spark.com in December of 2009 and Date.co.uk which was rebranded as Spark.com in February 2010 and their respective co-branded and private label websites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other websites and businesses. The change was a result of the change to the Company’s overall revenue mix and how management reviews information to assess financial performance. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business. Prior period segment disclosures were revised to conform to the revised segment presentation:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Revenue
Jewish Networks	$28,842	$33,740	$33,624
Other Affinity Networks	12,771	13,749	13,314
General Market Networks	2,692	7,762	15,707
Offline and Other Businesses	1,083	2,015	2,573

Total Revenue	$45,388	$57,266	$65,218

Direct Marketing Expenses
Jewish Networks	$2,346	$2,519	$3,281
Other Affinity Networks	8,502	7,875	7,828
General Market Networks	676	3,488	8,462
Offline and Other Businesses	541	1,128	1,524

Total Direct Marketing Expenses	$12,065	$15,010	$21,095

Unallocated Operating Expense	37,347	32,936	40,492

Operating Income (Loss)	$(4,024)	$9,320	$3,631

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

The Company operates several international Web sites, however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenue represent sales generated outside the U.S. where the Company has its principal operations. Revenue and identifiable assets by, excluding deferred tax assets, by geographical area are as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Revenue
United States	$41,413	$52,408
Israel	3,975	4,858

Total	$45,388	$57,266

Non-Current Assets
United States	$9,898	$19,210
Israel	6,589	6,590

Total	$16,487	$25,800

12. Commitments and Contingencies

Operating Leases

The Company leases its office facilities under operating lease agreements effective through April 2012, providing for annual minimum lease payments as follows (amounts in thousands):

Year Ending
2010	$1,220
2011	861
2012	96

Total	$2,177

Rental expense under non-cancelable operating leases with scheduled rent increases or free rent is accounted for on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense through terms of the lease.

The Company recognized rent expense under operating leases of $1.3 million, $1.3 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007 respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments and Obligations

The Company has other commitments and obligations consisting of legal settlements and contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $272,000 for less than one year and $134,000 between one and three years. Contracts with other service providers are for 30 day terms or less.

Year Ending
(amounts in thousands)
2010	$272
2011	134

Total	$406

Legal Proceedings

Spark Network Services, Inc. v. Match.com, LP, eHarmony.com, Inc., Various, Inc., True Beginnings, LLC, Perfect Match LLC, Plentyoffish Media, Inc. and Spark Networks, Inc.

On January 30, 2007, Spark Network Services, Inc. initiated an action in the United States District Court for the Northern District of Illinois, Eastern Division. On December 4, 2007, Plaintiff, Spark Networks Services, filed an amended complaint, adding Spark Networks, Inc. as a defendant. Spark Networks Services asserted in an Amended Complaint that Spark Networks, Inc. infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” Spark Networks, Inc. filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was then stayed on February 21, 2008. The parties settled the case on March 16, 2010 and on March 22, 2010, a stipulated order to dismiss the case was filed with the court.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On June 10, 2009, the Court granted our motion and dismissed the case with prejudice. On June 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion. ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. A trial date has been tentatively set for January 2011.

Ness Interactive v. Spark Networks Limited

On January 22, 2010, Spark Networks Limited was served with a complaint from Ness Interactive alleging that Spark Networks engaged in unfair competition by bidding on certain online advertising keywords in France. An initial hearing has been scheduled for April 16, 2010.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.I.S.T. Incorporated v. Spark Networks, Inc. et al

On March 11, 2010, L.I.S.T. Incorporated initiated a class action lawsuit against Spark Networks, Inc., Adam S. Berger, Jonathan B. Bulkeley, Benjamin Derhy, Thomas G. Stockham, Michael A. Kumin, Great Hill Equity Partners III, LP and Great Hill Partners, LLC in the Court of Chancery of the State of Delaware, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own.

Mike Shaffer v. Spark Networks, Inc. et al

On March 24, 2010, Mike Shaffer initiated a class action lawsuit against Adam Berger, Michael Kumin, Jonathan Bulkeley, Benjamin Derhy, Thomas G. Stockham, Spark Networks, Inc., Great Hill Partners, LLC and Great Hill Equity Partners III, LP in the Superior Court of California, County of Los Angeles, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own.

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

On March 2, 2010, the Company granted a partial waiver of the Standstill Agreement to the extent necessary to allow the special committee of the board of directors to receive, discuss and negotiate a proposal by the Great Hill Group to purchase all of the outstanding shares of common stock of the Company not owned by the Great Hill Group, at a cash purchase price of $3.10 per share. The waiver will automatically (but not retroactively) terminate if the Company, at the direction of the board of directors or the special committee, decides to discontinue discussions with the Great Hill Group.

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

	Three Months Ended (1)
(in thousands, except per share amount)	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Consolidated Statement of Operations Data:
Revenue	$11,056	$11,058	$11,242	$12,032	$13,216	$14,041	$14,987	$15,022
Cost of revenue	3,953	3,849	3,755	3,650	4,309	4,337	5,003	5,066
Sales and marketing	904	845	837	921	971	1,082	1,128	1,053
Customer service	400	450	437	545	511	599	581	628
Technical operations	376	342	393	393	421	491	508	497
Development	674	899	1,055	1,267	1,005	1,134	1,103	1,221
General and administrative	2,390	2,311	2,453	2,778	3,180	3,263	3,341	3,506
Depreciation	236	236	195	206	218	226	178	245
Amortization	165	127	187	184	129	107	222	329
Impairment of goodwill and other assets	11,119	—	—	880	1,235	119	—	—

Total operating expenses	20,217	9,059	9,312	10,824	11,979	11,358	12,064	12,545
Income (loss) from operations	(9,161)	1,999	1,930	1,208	1,237	2,683	2,923	2,477
Income (loss) before income taxes	(9,499)	2,043	3,815	716	721	2,534	3,147	2,811
Provision for income taxes	109	1,036	1,928	405	885	789	1,506	1,245

Net income (loss)	$(9,608)	$1,007	$1,887	$311	$(164)	$1,745	$1,641	$1,566

Basic and diluted net income (loss) per share	$(0.47)	$0.05	$0.09	$0.02	$(0.01)	$0.08	$0.07	$0.06
Shares used in computation of basic net income (loss) per share	20,582	20,582	20,568	20,548	21,300	22,751	24,555	26,004
Shares used in computation of diluted net income (loss) per share	20,582	20,582	20,574	20,563	21,300	22,770	24,575	26,027

(1)	Prior period information has been reclassified to current period presentation

15. Subsequent Events (unaudited)

On January 22, 2010, Spark Networks Limited was served with a complaint from Ness Interactive alleging that Spark Networks engaged in unfair competition by bidding on certain online advertising keywords in France. An initial hearing is scheduled for April 16, 2010.

On March 2, 2010, the Company received a proposal by Great Hill Partners III, LP (“Great Hill”) to purchase all of the outstanding shares of common stock of the Company not owned by Great Hill at a cash purchase price of $3.10 per share. A Special Committee of independent directors has retained a financial advisor and is reviewing and evaluating the proposal and any other potential transactions and strategic alternatives. The Special

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Committee will recommend to Spark Networks’ board of directors whether to approve or decline the proposal and any other potential transactions and strategic alternatives. The Company also granted a partial waiver of its standstill agreement with Great Hill to the extent necessary to allow the Special Committee to receive, discuss and negotiate the proposal with Great Hill; however the waiver will automatically (but not retroactively) terminate if the Company, at the direction of the board of directors or the Special Committee, decides to discontinue discussions with Great Hill.

On March 11, 2010, L.I.S.T. Incorporated initiated a class action lawsuit against Spark Networks, Inc., Adam S. Berger, Jonathan B. Bulkeley, Benjamin Derhy, Thomas G. Stockham, Michael A. Kumin, Great Hill Equity Partners III, LP and Great Hill Partners, LLC in the Court of Chancery of the State of Delaware, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own.

On March 24, 2010, Mike Shaffer initiated a class action lawsuit against Adam Berger, Michael Kumin, Jonathan Bulkeley, Benjamin Derhy, Thomas G. Stockham, Spark Networks, Inc., Great Hill Partners, LLC and Great Hill Equity Partners III, LP in the Superior Court of California, County of Los Angeles, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own.

The Company evaluated subsequent events through the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC).