Form 10-Q
period 2010-03-31
SPARK NETWORKS INC
filed 2010-05-13
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The registrant had 20,586,544 shares of common stock, par value $0.001 per share, outstanding as of May 13, 2010.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,099	$6,223
Restricted cash	670	681
Accounts receivable	866	684
Deferred tax asset – current	221	221
Prepaid expenses and other	940	853

Total current assets	8,796	8,662
Property and equipment, net	2,217	2,277
Goodwill	8,862	8,758
Intangible assets, net	3,466	3,586
Deferred tax asset – non-current	4,707	4,707
Deposits and other assets	1,870	1,866

Total assets	$29,918	$29,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$377	$1,415
Accrued liabilities	3,519	4,232
Deferred revenue	4,304	4,244

Total current liabilities	8,200	9,891
Deferred tax liability	703	663
Other liabilities – non-current	997	978

Total liabilities	9,900	11,532
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,586,544 and 20,581,544 at March 31, 2010 and December 31, 2009, respectively:	21	21
Additional paid-in-capital	49,540	48,813
Accumulated other comprehensive income	676	638
Accumulated deficit	(30,219)	(31,148)

Total stockholders’ equity	20,018	18,324

Total liabilities and stockholders’ equity	$29,918	$29,856

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$10,537	$12,032

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,157	3,655
Sales and marketing	1,083	921
Customer service	396	545
Technical operations	363	393
Development	781	1,267
General and administrative	2,787	2,773
Depreciation	235	206
Amortization of intangible assets other than goodwill	122	184
Impairment of goodwill, long-lived assets and other assets	121	880

Total cost and expenses	9,045	10,824

Operating income	1,492	1,208
Interest (income) and other expenses, net	(41)	492

Income before income taxes	1,533	716
Provision for income taxes	604	405

Net income	$929	$311

Net income per share – basic and diluted	$0.05	$0.02

Weighted average shares outstanding – basic	20,582	20,548
Weighted average shares outstanding – diluted	20,582	20,563

Prior period amounts have been reclassified to conform to current period presentation and include stock-based compensation as follows:

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$2	$10
Sales and marketing	117	48
Customer service	1	5
Technical operations	73	40
Development	13	41
General and administrative	504	181

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$929	$311
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	357	390
Foreign exchange (gain) loss on intercompany loan	(74)	422
Impairment of goodwill and long-lived assets	121	880
Stock-based compensation	710	325
Deferred taxes	40	(27)
Non-current taxes payable and other	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	(182)	252
Restricted cash	11	63
Prepaid expenses and other assets	(66)	364
Accounts payable and accrued liabilities	(1,751)	(1,843)
Deferred revenue	60	38

Net cash provided by operating activities	135	1,175

Cash flows from investing activities:
Purchases of property and equipment	(274)	(427)
Earn-out payment for acquisition of business	—	(770)

Net cash used in investing activities	(274)	(1,197)

Cash flows from financing activities:
Proceeds from issuance of common stock	15	7

Net cash provided by financing activities	15	7

Net decrease in cash	(124)	(15)
Cash and cash equivalents at beginning of period	6,223	7,417

Cash and cash equivalents at end of period	$6,099	$7,402

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$57
Cash paid for income taxes	$85	$181

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

The Company has evaluated all subsequent events through the date the financial statements were issued.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, goodwill and other intangible assets, income taxes, and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of granted stock-based awards. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements for the year ended December 31, 2009.

Fair Value Measurement

Effective January 1, 2008, the Company adopted the methods of fair value as described in the Fair Value Measurements and disclosures guidance. It clarifies that fair value is an exit price, representing the amount that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of March 31, 2010, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy).

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

	Three Months Ended March 31,
	2010	2009
Net income	$929	$311
Foreign currency translation adjustment, net of taxes	38	146

Total comprehensive income	$967	$457

2.	Net Income per Share

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

	For the Three Months Ended March 31,
	2010	2009
	(in thousands except per share data)
Net Income Per Share of Common Stock – Basic
Net income applicable to common stock	$929	$311
Weighted average shares outstanding – basic	20,582	20,548

Basic Net Income Per Share	$0.05	$0.02

Net Income Per Share of Common Stock – Diluted
Net income applicable to common stock	$929	$311
Weighted average shares outstanding – basic	20,582	20,548
Dilutive options using the treasury stock method	—	15

Weighted average shares outstanding – diluted	20,582	20,563

Diluted Net Income Per Share	$0.05	$0.02

Options to purchase 3.2 million shares and 3.6 million shares for the three months ending March 31, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because the exercise price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

3.	Acquisitions of Businesses and Intangibles

In February 2007, the Company purchased the assets of HurryDate, a leading online personals and singles events company. Of the $4.3 million cash consideration paid, $490,000 was assigned to member databases and is being amortized over three years, $50,000 was assigned to subscriber databases and was amortized over five months, $800,000 was assigned to developed software which is being amortized over five years, $360,000 was assigned to domain names which are not subject to amortization and the remainder was assigned to goodwill. In 2008 the Company impaired the goodwill balance associated with HurryDate. The Company paid $770,000 and $585,000 towards the final HurryDate earn-out payments in the first and fourth quarters of 2009, respectively, and expensed each payment as impairment expense.

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

The Company was compliant with the Amended Agreement's customary affirmative and negative covenants, as of March 31, 2010.

At March 31, 2010, there was no outstanding amount under the Amended Agreement. In connection with the amendment in September 2009, the Company paid deferred financing costs of approximately $21,000. In connection with the Initial Agreement, the Company paid deferred financing costs of approximately $446,000. Costs associated with both the Initial and the Amended Agreements were included in prepaid expenses and other, and deposits and other assets. In the third quarter of 2009, the Company wrote off $36,000 of the remaining deferred financing costs associated with the Initial Agreement, reflecting a $5.0 million reduction in the revolving credit facility. The remaining deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Amended Agreement. Amortization expense for the deferred financing costs for the three months ended March 31, 2010 and March 31, 2009 were $35,000 and $37,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

On January 5, 2009, the Company re-priced options for certain key employees. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The estimated incremental expense was approximately $1 million and will be recognized over the four year vesting term of the newly issued options. The incremental expense recognized for the three months ended March 31, 2010 and 2009 were $210,000 and $115,000, respectively.

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

As of March 31, 2010, total unrecognized compensation cost related to unvested stock options was $2.4 million. This cost is expected to be recognized over a weighted-average period of three years. The following table describes option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2009	3,387	$3.28
Granted	—	—
Exercised	(5)	3.00
Forfeited	(48)	2.95
Expired	(68)	5.26

Outstanding at March 31, 2010	3,266	3.13

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

The Company has four operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label Web sites; Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups including BlackSingles.com and ChristianMingle.com; General Market Networks, which consists of AmericanSingles.com and Date.ca which were both rebranded as Spark.com in December of 2009 and Date.co.uk which was rebranded as Spark.com in February 2010 and their respective co-branded and private label Web sites; and Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions to HurryDate.com.

	Three Months Ended March 31,
(in thousands)	2010	2009
Revenue
Jewish Networks	$7,080	$7,583
Other Affinity Networks	2,974	3,297
General Market Networks	370	940
Offline & Other Businesses	113	212

Total Revenue	$10,537	$12,032

Direct Marketing Expenses
Jewish Networks	$507	$563
Other Affinity Networks	1,714	1,965
General Market Networks	139	273
Offline & Other Businesses	43	49

Total Direct Marketing Expenses	$2,403	$2,850

Unallocated operating expenses	6,642	7,974

Operating income	$1,492	$1,208

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

Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of litigation and claims.

Spark Network Services, Inc. v. Match.com, LP, eHarmony.com, Inc., Various, Inc., True Beginnings, LLC, Perfect Match LLC, Plentyoffish Media, Inc. and Spark Networks, Inc.

On January 30, 2007, Spark Network Services, Inc. initiated an action in the United States District Court for the Northern District of Illinois, Eastern Division. On December 4, 2007, Plaintiff, Spark Networks Services, filed an Amended Complaint, adding Spark Networks, Inc. as a defendant. Spark Networks Services asserted in the Amended Complaint that Spark Networks, Inc. infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” Spark Networks, Inc. filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was then stayed on February 21, 2008. In exchange for a mutual release of claims, the parties settled the case on March 16, 2010 and on March 22, 2010, a stipulated proposed order to dismiss the case was filed with the court. On March 24, 2010, the case was dismissed with prejudice.

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

8.	Impairment of Goodwill and Long-lived Assets

In the first quarter of 2009, the Company paid $770,000 to the former owners of HurryDate pursuant to an earn-out arrangement (see Note 3). The payment was recorded as an increase of goodwill and was impaired in the same quarter due to an analysis which concluded that a sustained decline in HurryDate’s speed dating business had reduced projected cash flows below the carrying amount of the reporting unit.

Additionally, in the first quarter of 2010 and 2009, the Company impaired approximately $121,000 and $110,000 of capitalized software development costs when it was determined that certain web-based products failed to perform to Company standards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands and our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of our 2009 Annual Report.

General

The common stock of Spark Networks, Inc. (the “Company”) is traded on the NYSE Amex. We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2010, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended March 31,
	2010	2009
Average Paying Subscribers
Jewish Networks	93,235	84,644
Other Affinity Networks	68,124	64,393
General Market Networks	7,813	17,810
Offline & Other Businesses	661	1,157

Total	169,833	168,004

Average paying subscribers for the Jewish Networks segment increased 10.1% to 93,235 for the three months ended March 31, 2010 compared to 84,664 in the same period last year. Average paying subscribers for the Other Affinity Networks segment increased 5.8% to 68,124 for the three months ended March 31, 2010 compared to 64,393 in the same period last year. Average paying subscribers for the General Market Networks segment decreased 56.1% to 7,813 for the three months ended March 31, 2010 compared to 17,810 in the same period last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	2010	2009
Revenue	100.0%	100.0%

Cost and expenses:
Cost of revenue	30.0	30.4
Sales and marketing	10.3	7.7
Customer service	3.8	4.5
Technical operations	3.4	3.3
Development	7.4	10.5
General and administrative	26.4	23.1
Depreciation	2.2	1.7
Amortization of intangible assets other than goodwill	1.2	1.5
Impairment of goodwill, long-lived assets and other assets	1.1	7.3

Total cost and expenses	85.8	90.0

Operating income	14.2	10.0
Interest (income) and other expenses, net	(0. 3)	4.0

Income before income taxes	14.5	6.0
Provision for income taxes	5.7	3.4

Net income	8.8%	2.6%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4% of our revenue for the three months ended March 31, 2010 and 2009, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue decreased 12.4% to $10.5 million in the first quarter of 2010 compared to $12.0 million in the first quarter of 2009. The decrease can be attributed to lower subscription revenue in our Jewish, Other Affinity and General Market Networks segments. Revenue for the Jewish Networks segment decreased 6.6% to $7.1 million in the first quarter of 2010 compared to $7.6 million in the first quarter of 2009. The decrease in revenue is primarily driven by lower average revenue per user (“ARPU”), reflecting a shift in the mix of plans purchased by our subscribers and their related price points, as we focused on growing our network. Revenue for our Other Affinity Networks segment decreased 9.8% to $3.0 million in the first quarter of 2010 compared to $3.3 million in the first quarter of 2009. The decrease in revenue results from a 12.8% reduction in direct marketing investment and lower ARPU. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. Revenue for the General Market Networks segment decreased 60.6% to $370,000 in the first quarter of 2010, compared to $940,000 in the first quarter of 2009. The decrease in revenue is due to a decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing investments. Revenue of our Offline & Other Businesses segment decreased 46.7% to $113,000 in the first quarter of 2010 compared to $212,000 in the first quarter of 2009. The lower revenue reflects a reduction in events hosted in the first quarter of 2010.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the first quarter of 2010 were $9.0 million, a decrease of 16.4% compared to $10.8 million for the first quarter of 2009. The decrease is primarily attributable to a $498,000 decrease in cost of revenue, a $486,000 decrease in development expense and a $759,000 decrease in impairment of goodwill expense.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 13.6% to $3.2 million for the three months ended March 31, 2010, compared to $3.7 million for the same period in 2009. Direct marketing expenses decreased 15.7% to $2.4 million for the three months ended March 31, 2010, compared to $2.9 million for the same period in 2009. The majority of this decline can be attributed to a reduction in inefficient online marketing investments for the Other Affinity and General Market Networks segments. Direct marketing expenses for the Jewish Networks segment decreased 9.9% to $507,000 in the first quarter of 2010 compared to $563,000 in the first quarter of 2009. The decrease reflects our shift to more efficient online marketing investments. Direct marketing expenses for the Other Affinity Networks segment decreased 12.8% to $1.7 million for the first quarter of 2010 compared to $2.0 million in the first quarter of 2009, reflecting a reduction in inefficient online marketing investments and a shift in brand focus. Direct marketing expenses for the General Market Networks segment decreased 49.1% to $139,000 in the first quarter of 2010 compared to $273,000 in the same period in 2009. The decrease reflects management’s decision to pursue cost effective online subscriber acquisition marketing campaigns. Direct marketing expenses for the Offline & Other Businesses segment decreased 12.2 % to $43,000 for the first quarter of 2010 compared to $49,000 for the same period in 2009, reflecting a lower number of hosted events.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Sales and marketing expenses increased 17.6% to $1.1 million in the first quarter of 2010 compared to $921,000 in the first quarter of 2009. The increase can be primarily attributed to higher consulting fees and stock-based compensation expense.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses decreased 27.3% to $396,000 in the first quarter of 2010 compared to $545,000 in the first quarter of 2009. The expense decrease is primarily due to a reduction in payroll expenses, reflecting the completion of the migration of our customer service group from Beverly Hills, California to Provo, Utah in the fourth quarter of 2009.

Technical Operations. Technical operations expenses consist primarily of the people and systems necessary to support our network, Internet connectivity and other data and communication requirements. Technical operations expenses decreased 7.6% to $363,000 in the first quarter of 2010 compared to $393,000 in 2009. The decrease is primarily due to lower salary and benefits expense offset by higher stock-based compensation expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 38.4% to $781,000 in the first quarter of 2010 compared to $1.3 million in 2009. The decreased costs reflect lower salaries expense and consulting fees.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, and occupancy and other overhead costs. General and administrative expenses were $2.8 million for the first quarter of 2010 and 2009.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 33.7% to $122,000 in the first quarter of 2010 compared to $184,000 in the first quarter of 2009. The decrease reflects the full amortization of select HurryDate intangible assets and a reduction in the value of software associated with a previous acquisition.

Impairment of Goodwill and Other Long-lived Assets. Impairment of goodwill and other long-lived assets expenses primarily represent the write-down of investments in businesses and computer software. Impairment of goodwill and other long-lived assets decreased to $121,000 in the first quarter of 2010 from $880,000 in the first quarter of 2009. First quarter 2009 expenses consist primarily of the $770,000 HurryDate earn-out payment that was concurrently impaired.

Interest Income and Other Expenses, Net. Interest income and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Interest income and other expenses reflect income of $41,000 for the first quarter of 2010 compared to expense of $492,000 for the same period in 2009. The increase in income is primarily due to a $422,000 foreign currency translation loss associated with the intercompany loan in the first quarter of 2009 versus a $74,000 gain in the first quarter of 2010.

Net Income and Net Income Per Share. Net income for the first quarter of 2010 was $929,000, or $0.05 per share, compared to $311,000, or $0.02 per share for 2009. Net income increased in the first quarter of 2010 primarily due to lower impairment of goodwill and other long-lived assets, lower development expenses, the foreign currency translation gain associated with the intercompany loan, offset by lower revenue net of direct marketing expenses.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $6.1 million. We have historically financed our operations with internally generated funds.

Net cash provided by operations was $135,000 for the three months ended March 31, 2010 compared to $1.2 million for the same period in 2009. Lower revenue, net of direct marketing expenses and a higher working capital requirement in the first quarter of 2010 accounted for the majority of the decrease in net cash provided by operations.

Net cash used in investing activities was $274,000 in the first quarter of 2010 compared to $1.2 million in 2009. In the first quarter of 2010, we invested $274,000 in computer hardware and software. In the first quarter of 2009, we made a HurryDate earn-out payment of $770,000 and invested $427,000 of cash in computer hardware and software.

Net cash provided from financing activities was $15,000 for the first quarter of 2010 compared to $7,000 for the first quarter of 2009. Cash provided from financing activities was primarily due to the exercise of stock options.

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

(a) Evaluation of disclosure controls and procedures

As of March 31, 2010, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the Notes to the Consolidated Financial Statements contained in this report under Note 7 “Commitments and Contingencies—Legal Proceedings” and is incorporated herein by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett Zane
by: Brett A. Zane
Chief Financial Officer
Duly Authorized Officer

Date: May 13, 2010