Form 10-Q
period 2010-06-30
SPARK NETWORKS INC
filed 2010-08-12
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32750

SPARK NETWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-8901733 (I.R.S. Employer Identification No.)

8383 Wilshire Boulevard, Suite 800 Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller-Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 20,587,336 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2010.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,688	$6,223
Restricted cash	731	681
Accounts receivable	751	684
Deferred tax asset – current	222	221
Prepaid expenses and other	799	853

Total current assets	12,191	8,662
Property and equipment, net	2,374	2,277
Goodwill	8,597	8,758
Intangible assets, net	3,385	3,586
Deferred tax asset – non-current	4,708	4,707
Deposits and other assets	311	1,866

Total assets	$31,566	$29,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$642	$1,415
Accrued liabilities	4,326	4,232
Deferred revenue	3,769	4,244

Total current liabilities	8,737	9,891
Deferred tax liability	701	663
Other liabilities – non-current	997	978

Total liabilities	10,435	11,532
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,587,336 and 20,581,544 at June 30, 2010 and December 31, 2009, respectively:	21	21
Additional paid-in-capital	49,813	48,813
Accumulated other comprehensive income	593	638
Accumulated deficit	(29,296)	(31,148)

Total stockholders’ equity	21,131	18,324

Total liabilities and stockholders’ equity	$31,566	$29,856

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$10,289	$11,242	$20,826	$23,274

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,384	3,755	6,541	7,410
Sales and marketing	851	837	1,934	1,758
Customer service	382	437	778	982
Technical operations	315	393	678	786
Development	778	1,055	1,559	2,322
General and administrative	2,538	2,453	5,325	5,226
Depreciation	222	195	457	401
Amortization of intangible assets	104	187	226	371
Impairment of goodwill, long-lived assets and other assets	—	—	121	880

Total cost and expenses	8,574	9,312	17,619	20,136
Operating income	1,715	1,930	3,207	3,138
Interest expense (income) and other, net	241	(1,885)	200	(1,393)

Income before income taxes	1,474	3,815	3,007	4,531
Provision for income taxes	551	1,928	1,155	2,334

Net income	$923	$1,887	$1,852	$2,197

Net income per share – basic and diluted	$0.04	$0.09	$0.09	$0.11

Weighted average shares outstanding – basic	20,587	20,568	20,584	20,558
Weighted average shares outstanding – diluted	20,598	20,574	20,587	20,566

Prior period amounts have been reclassified to conform to current period presentation and include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$3	$2	$4	$12
Sales and marketing	42	43	159	91
Customer service	—	2	2	7
Technical operations	31	37	105	77
Development	15	21	27	62
General and administrative	181	163	685	344

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,852	$2,197
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	683	771
Foreign exchange gain on intercompany loan	118	128
Income from asset received from legal judgment	—	(1,742)
Impairment of goodwill and other intangibles	121	880
Stock-based compensation	982	594
Deferred taxes	35	61
Other	(61)	38
Changes in operating assets and liabilities:
Accounts receivable	(68)	224
Restricted cash	(49)	90
Prepaid expenses and other assets	70	941
Accounts payable and accrued liabilities	(679)	(650)
Deferred revenue	(475)	65

Net cash provided by operating activities	2,529	3,597

Cash flows from investing activities:
Purchases of property and equipment	(616)	(605)
Cash paid in acquisition of business, net of cash acquired	—	(770)
Purchases of businesses and intangible assets	(25)	—
Sale of property and other assets	1,560	—

Net cash provided by (used in) investing activities	919	(1,375)

Cash flows from financing activities:
Proceeds from issuance of common stock	17	30

Net cash provided by financing activities	17	30

Net increase in cash	3,465	2,252
Cash and cash equivalents at beginning of period	6,223	7,417

Cash and cash equivalents at end of period	$9,688	$9,669

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$109
Cash paid for income taxes	$255	$767

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

As of June 30, 2010, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$923	$1,887	$1,852	$2,197
Foreign currency translation adjustment, net of taxes	(83)	84	(45)	(62)

Total comprehensive income, net of taxes	$840	$1,971	$1,807	$2,135

2.	Net Income per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2010	2009	2010	2009
Income per Share of Common Stock – Basic
Net income applicable to common stock	$923	$1,887	$1,852	$2,197
Weighted average shares outstanding – basic	20,587	20,568	20,584	20,558

Basic Net Income per Share	$0.04	$0.09	$0.09	$0.11

Income per Share of Common Stock – Diluted
Net income applicable to common stock	$923	$1,887	$1,852	$2,197
Weighted average shares outstanding – basic	20,587	20,568	20,584	20,558
Dilutive options using the treasury stock method	11	6	3	8

Weighted average shares outstanding – diluted	20,598	20,574	20,587	20,566

Diluted Net Income per Share	$0.04	$0.09	$0.09	$0.11

Options to purchase 224,000 shares for the three and six months ending June 30, 2010 and 3.5 million shares for the three and six months ending June 30, 2009, were not included in the computation of diluted net income per share because the exercise price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

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

The Amended Agreement, among other things, increased the per annum interest rate under the Agreement, which is based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater. The corresponding interest rates on LIBOR based borrowings are increased to LIBOR plus 1.75%, 2.00% and 2.50%, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. Under the Amended Agreement, the Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis.

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

The Company was compliant with the Amended Agreement’s customary affirmative and negative covenants, as of June 30, 2010.

At June 30, 2010, there was no outstanding amount under the Amended Agreement. In connection with the amendment in September 2009, the Company paid deferred financing costs of approximately $21,000. In connection with the Initial Agreement, the Company paid deferred financing costs of approximately $446,000. Costs associated with both the Initial and the Amended Agreements were included in prepaid expenses and other, and deposits and other assets. In the third quarter of 2009, the Company wrote off $36,000 of the remaining deferred financing costs associated with the Initial Agreement, reflecting a $5.0 million reduction in the revolving credit facility. The remaining deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Amended Agreement. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2010 and 2009 were $35,000, $70,000, $37,000 and $74,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

On January 5, 2009, the Company re-priced options for certain key employees. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The estimated incremental expense was approximately $1 million and will be recognized over the four year vesting term of the newly issued options. The incremental expenses recognized for the three and six months ended June 30, 2010 and 2009 were $43,000, $253,000, $57,000 and $172,000, respectively.

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

As of June 30, 2010, total unrecognized compensation cost related to unvested stock options was $2.1 million. This cost is expected to be recognized over a weighted-average period of three years. The following table describes option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2009	3,387	$3.28
Granted	—	—
Exercised	(5)	3.00
Forfeited	(48)	2.95
Expired	(68)	5.26

Outstanding at March 31, 2010	3,266	$3.13
Granted	10	2.88
Exercised	(1)	3.00
Forfeited	(17)	3.17
Expired	(4)	5.07

Outstanding at June 30, 2010	3,254	$3.12

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Revenue
Jewish Networks	$6,664	$7,064	$13,744	$14,647
Other Affinity Networks	2,778	3,306	5,752	6,603
General Market Networks	298	701	668	1,641
Offline & Other Businesses	549	171	662	383

Total	$10,289	$11,242	$20,826	$23,274

Direct Marketing
Jewish Networks	$532	$596	$1,039	$1,159
Other Affinity Networks	1,541	2,192	3,255	4,157
General Market Networks	147	148	286	421
Offline & Other Businesses	391	48	434	97

Total	$2,611	$2,984	$5,014	$5,834

Unallocated operating expenses	5,963	6,328	12,605	14,302

Operating income	$1,715	$1,930	$3,207	$3,138

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

In the second quarter of 2009, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik. The Company recorded other income of $1.7 million in the Interest expense (income) and other, net line item on the Consolidated Statements of Operations and recorded the asset as Deposits and Other Assets on the Consolidated Balance Sheets.

On May 14, 2010 the Company closed on the sale of this real property. Based upon the net proceeds of the transaction, the Company realized a total gain of $1.6 million, with substantially all of the gain being recognized in 2009, upon receipt of the real property.

8.	Commitments and Contingencies

Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent Quarterly Reports on Form 10-Q for a description of litigation and claims.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On June 10, 2009, the Court granted our motion and dismissed the case with prejudice. On June 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion. ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ motion to dismiss on June 28, 2010. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss. The court denied that motion on August 11, 2010.

Ness Interactive v. Spark Networks Limited

On January 22, 2010, Spark Networks Limited was served with a complaint from Ness Interactive alleging that Spark Networks engaged in unfair competition by bidding on certain online advertising keywords in France. Spark Networks Limited’s initial response is due on September 3, 2010.

Mike Shaffer v. Spark Networks, Inc. et al

On March 24, 2010, Mike Shaffer initiated a class action lawsuit against Adam Berger, Michael Kumin, Jonathan Bulkeley, Benjamin Derhy, Thomas G. Stockham, Spark Networks, Inc., Great Hill Partners, LLC and Great Hill Equity Partners III, LP in the Superior Court of California, County of Los Angeles, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own. This action was dismissed by the plaintiff without prejudice on June 18, 2010.

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

Additionally, in the six months ending June 30, 2010 and 2009, the Company impaired approximately $121,000 and $110,000 of capitalized software development costs when it was determined that certain web-based products failed to perform to Company standards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in Report on Form 10Q (“Quarterly Report”)and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2010, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average Paying Subscribers
Jewish Networks	89,055	82,769	91,145	83,706
Other Affinity Networks	64,083	65,409	66,104	64,901
General Market Networks	6,434	14,022	7,124	15,916
Offline & Other Businesses	667	1,017	664	1,087

Total	160,239	163,217	165,037	165,610

Average paying subscribers for the Jewish Networks segment increased 7.6% and 8.9% to 89,055 and 91,145 for the three and six months ended June 30, 2010 compared to 82,769 and 83,706 for the same periods last year. Average paying subscribers for the Other Affinity Networks segment decreased 2.0% and increased 1.9% to 64,083 and 66,104 for the three and six months ended June 30, 2010 compared to 65,409 and 64,901 for the same periods last year. Average paying subscribers for the General Market Networks segment decreased 54.1% and 55.2% to 6,434 and 7,124 for the three and six months ended June 30, 2010 compared to 14,022 and 15,916 for the same periods last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100%	100%	100%	100%

Cost and expenses:
Cost of revenue	32.8	33.4	31.4	31.8
Sales and marketing	8.2	7.4	9.3	7.6
Customer service	3.7	3.9	3.7	4.2
Technical operations	3.1	3.5	3.3	3.4
Development	7.6	9.4	7.5	10.0
General and administrative	24.7	21.8	25.6	22.5
Depreciation	2.2	1.7	2.2	1.6
Amortization of intangible assets other than goodwill	1.0	1.7	1.1	1.6
Impairment of goodwill and other assets	—	—	0.5	3.8

Total cost and expenses	83.3	82.8	84.6	86.5

Operating income	16.7	17.2	15.4	13.5
Interest (income) and other expenses, net	2.3	(16.7)	1.0	(5.9)

Income before income taxes	14.4	33.9	14.4	19.4
Provision for income taxes	5.4	17.1	5.5	10.0

Net income	9.0%	16.8%	8.9%	9.4%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Approximately 7.8% and 4.0% of our revenue for the three months ended June 30, 2010 and 2009, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue decreased 8.5% to $10.3 million in the second quarter of 2010 compared to $11.2 million in the second quarter of 2009. The decrease can be attributed to lower subscription revenue in our Jewish, Other Affinity and General Market Networks segments. Revenue for the Jewish Networks segment decreased 5.7% to $6.7 million in the second quarter of 2010 compared to $7.1 million in the second quarter of 2009. The decrease in revenue is primarily driven by lower average revenue per user (“ARPU”), reflecting a shift in the mix of plans purchased by our subscribers and their related price points, as we focused on growing our network. Revenue for our Other Affinity Networks segment decreased 16.0% to $2.8 million in the second quarter of 2010 compared to $3.3 million in the second quarter of 2009. The decrease in revenue results from a 29.7% reduction in direct marketing investment and lower ARPU. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. The reduction in direct marketing expense reflects a shift in brand investment. Revenue for the General Market Networks segment decreased 57.5% to $298,000 in the second quarter of 2010, compared to $701,000 in the second quarter of 2009. The decrease in revenue is due to a decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing investments in prior periods. Revenue of our Offline & Other Businesses segment increased 221.1% to $549,000 in the second quarter of 2010 compared to $171,000 in the second quarter of 2009. The higher revenue reflects a large travel offering in the second quarter of 2010 when compared to the absence of a large travel offering in the second quarter of 2009.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the second quarter of 2010 was $8.6 million, a decrease of 7.9% compared to $9.3 million for the second quarter of 2009. The decrease is primarily attributable to a $371,000 decrease in cost of revenue and a $277,000 decrease in development expense.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 9.9% to $3.4 million for the three months ended June 30, 2010, compared to $3.8 million for the same period in 2009. Direct marketing expenses decreased 12.5% to $2.6 million for the three months ended June 30, 2010, compared to $3.0 million for the same period in 2009. The majority of this decline can be attributed to a reduction in inefficient online marketing investments for the Other Affinity Networks segment. Direct marketing expenses for the Jewish Networks segment decreased 10.7% to $532,000 in the second quarter of 2010 compared to $596,000 in the second quarter of 2009. The decrease reflects our shift to more efficient online marketing investments. Direct marketing expenses for the Other Affinity Networks segment decreased 29.7% to $1.5 million for the second quarter of 2010 compared to $2.2 million in the second quarter of 2009, reflecting a reduction in inefficient online marketing investments and a shift in brand focus. Direct marketing expenses for the General Market Networks segment was flat at $147,000 in the second quarter of 2010 compared to $148,000 in the same period in 2009. Direct marketing expenses for the Offline & Other Businesses segment increased to $391,000 for the second quarter of 2010 compared to $48,000 for the same period in 2009, reflecting a large travel offering in the second quarter of 2010 when compared to the second quarter of 2009, which had no similar travel offering.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Sales and marketing expenses increased 1.7% to $851,000 in the second quarter of 2010 compared to $837,000 in the second quarter of 2009. The increase can be primarily attributed to slightly higher consulting fees.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses decreased 12.6% to $382,000 in the second quarter of 2010 compared to $437,000 in the second quarter of 2009. The expense decrease is primarily due to a reduction in payroll expenses, reflecting the completion of the migration of our customer service group from Beverly Hills, California to Provo, Utah in the fourth quarter of 2009.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 19.8% to $315,000 in the second quarter of 2010 compared to $393,000 in 2009. The decrease is primarily due to lower salary and benefits expense, software maintenance expense and employee placement fees.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 26.3% to $778,000 in the second quarter of 2010 compared to $1.1 million in 2009. The decreased costs reflect lower salaries expense, consulting fees and third-party software expense.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, and occupancy and other overhead costs. Additionally, in the second quarter of 2010, we incurred costs associated with our Special Committee. General and administrative expenses were $2.5 million for the second quarter of 2010 and 2009.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 44.4% to $104,000 in the second quarter of 2010 compared to $187,000 in the second quarter of 2009. The decrease reflects the full amortization of select HurryDate intangible assets and a reduction in the value of software associated with a previous acquisition.

Impairment of Goodwill and Other Long-lived Assets. Impairment of goodwill and other long-lived assets expenses primarily represent the write-down of investments in businesses and computer software. No impairment of goodwill and other long-lived assets occurred in the second quarter of 2010 and 2009.

Interest Income and Other Expenses, Net. Interest income and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts, foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary and other non-operating income or expense. Interest income and other expenses reflect expense of $241,000 for the second quarter of 2010 compared to income of $1.9 million for the same period in 2009. The decrease in income is primarily due to income of $1.7 million in the second quarter of 2009, reflecting the possession of certain assets related to a judgment as discussed in Note 7 of the Notes in this report.

Net Income and Net Income Per Share. Net income for the second quarter of 2010 was $923,000, or $0.04 per share, compared to $1.9 million, or $0.09 per share for 2009. Net income decreased in the second quarter of 2010 primarily due to income of $1.7 million in the second quarter of 2009, reflecting the possession of certain assets related to a judgment as discussed in Note 7 of the Notes in this report.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue

Approximately 5.8% and 4.0% of our net revenue for the six months ended June 30, 2010 and 2009, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue decreased 10.5% to $20.8 million in the first six months of 2010 compared to $23.3 million in the first six months of 2009. The decrease can be attributed to lower subscription revenue in our Jewish, Other Affinity and General Market Networks segments. Revenue for the Jewish Networks segment decreased 6.2% to $13.7 million in the first six months of 2010 compared to $14.6 million in the first six months of 2009. The decrease in revenue is driven by lower average revenue per user (“ARPU”), reflecting a shift in the mix of plans purchased by our subscribers and their related price points, as we focused on growing our network. Revenue for our Other Affinity Networks segment decreased 12.9% to $5.8 million in the first six months of 2010 compared to $6.6 million in the first six months of 2009. The decrease in revenue results from a 21.7% reduction in direct marketing investment and lower ARPU. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. The reduction in direct marketing expense reflects a shift in brand investment. Revenue for the General Market Networks segment decreased 59.3% to $668,000 in the first six months of 2010, compared to $1.6 million in the first six months of 2009. The decrease in General Market Networks revenue is due to the decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing expenses. Revenue for our Offline & Other Businesses segment increased 72.8% to $662,000 in the first six months of 2010 compared to $383,000 in the first six months of 2009. The higher revenue reflects a large travel offering in the six months ended June 30, 2010 when compared to the same period in 2009 which had no similar travel offering.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the six months ended June 30, 2010 were $17.6 million, a decrease of 12.5% compared to $20.1 million for the six months ended June 30, 2009. The decrease is primarily attributable to an $869,000 decrease in cost of revenue, a $763,000 decrease in development expense and a $759,000 decrease in impairment of goodwill expense.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 11.7% to $6.5 million for the six months ended June 30, 2010 compared to $7.4 million for the same period in 2009. Direct marketing expenses decreased 14.1% to $5.0 million for the six months ended June 30, 2010, compared to $5.8 million for the same period in 2009. The majority of this decline can be attributed to a reduction in inefficient online marketing investments for the Other Affinity Networks segment. Direct marketing expenses for the Jewish Networks segment decreased 10.4% to $1.0 in the six months ended June 30, 2010 compared to $1.2 in the six months ended June 30, 2009. The decrease reflects our shift to more efficient online marketing investments. Direct marketing expenses for the Other Affinity Networks segment decreased 21.7% to $3.3 million for the six months ended June 30, 2010 compared to $4.2 million in the six months ended June 30, 2009, reflecting a reduction in inefficient online marketing investments and a shift in brand focus. Direct marketing expenses for the General Market Networks segment decreased 32.1% to $286,000 in the six months ended June 30, 2010 compared to $421,000 in the same period in 2009. The decrease reflects management’s decision to pursue cost effective online subscriber acquisition marketing campaigns. Direct marketing expenses for the Offline & Other Businesses segment increased to $434,000 for the six months ended June 30, 2010 compared to $97,000 for the same period in 2009, reflecting a large travel offering in the six months ended June 30, 2010 when compared to the same period in 2009, which had no similar travel offering.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 10.0% to $1.9 million for the first six months of 2010 compared to $1.8 million for the first six months of 2009. The increase can be primarily attributed to higher stock-based compensation expense and consulting fees.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 20.8% to $778,000 for the first six months of 2010 compared to $982,000 for the first six months of 2009. The expense decrease is primarily due to a reduction in payroll expenses, reflecting the completion of the migration of our customer service group from Beverly Hills, California to Provo, Utah in the fourth quarter of 2009.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 13.7% to $678,000 for the first six months of 2010 compared to $786,000 for the first six months of 2009. The decrease is primarily due to lower salary and benefits expense, software maintenance expense and employee placement fees.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 32.9% to $1.6 million for the first six months of 2010 compared to $2.3 million for the first six months of 2009. The decreased costs reflect lower salaries expense, consulting fees and third-party software expense.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees and occupancy and other overhead costs. General and administrative expenses increased 1.9% to $5.3 million for the first six months of 2010 compared to $5.2 million for the first six months of 2009. Higher professional service fees associated with the Special Committee of the Board of Directors accounted for the majority of the expense increase.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 39.1% to $226,000 for the first six months of 2010 compared to $371,000 for the first six months of 2009. The decrease reflects the full amortization of select HurryDate intangible assets and a reduction in the value of software associated with a previous acquisition.

Impairment of Goodwill and Other Long-lived Assets. Impairment of goodwill and other long-lived assets expenses primarily represent the write-down of investments in businesses and computer software. Impairment of goodwill and other long-lived assets decreased to $121,000 for the first six months of 2010 from $880,000 for the first six months of 2009. In the first quarter of 2010 and 2009, the Company impaired approximately $121,000 and $110,000 of capitalized software development costs when we determined that certain web-based products failed to perform to Company standards. In addition, in the first quarter of 2009, the Company expensed a $770,000 HurryDate earn-out payment.

Interest Income and Other Expenses, Net. Interest income and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts, foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary and other non-operating income or expense. Interest income and other expenses, net reflect an expense of $200,000 for the first six months of 2010 compared to income of $1.4 million for the same period in 2009. The decrease is primarily due to income of $1.7 million recorded in the first six months of 2009, reflecting the possession of certain assets related to a judgment as discussed in Note 7 of the Notes in this report.

Net Income and Net Income Per Share. Net income for the first six months of 2010 was $1.9 million, or $0.09 per share, compared to $2.2 million, or $0.11 per share for the first six months of 2009. Net income decreased in the six months ending June 30, 2010 primarily due to income of $1.7 million recorded in the first six months of 2009, reflecting the possession of certain assets related to a judgment as discussed in Note 7 of the Notes in this report.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $9.7 million. We have historically financed our operations with internally generated funds.

Net cash provided by operations was $2.5 million for the six months ended June 30, 2010 compared to $3.6 million for the same period in 2009. Lower revenue, net of direct marketing expenses and a higher working capital requirement in the first six months of 2010 accounted for the majority of the decrease in net cash provided by operations.

Net cash provided by investing activities was $919,000 in the six months ended June 30, 2010 compared to net cash used in investing activities of $1.4 million in 2009. In the six months ended June 30, 2010, the Company invested $616,000 in computer hardware and software and sold real property for approximately $1.6 million.

Net cash provided from financing activities was $17,000 in the six months ended June 30, 2010 compared to $30,000 in the six months ended June 30, 2009. Cash provided from financing activities was primarily due to the exercise of stock options.

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

(a) Evaluation of disclosure controls and procedures

As of June 30, 2010, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in
Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the Notes to the Consolidated Financial Statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated herein by reference. Also, refer to our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q for the year ended December 31, 2009 for a further description of litigation and claims.

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
Duly Authorized Officer

Date: August 12, 2010