Form 10-Q
period 2010-09-30
SPARK NETWORKS INC
filed 2010-11-12
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 20,587,336 shares of common stock, par value $0.001 per share, outstanding as of November 11, 2010.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,704	$6,223
Restricted cash	607	681
Accounts receivable	694	684
Deferred tax asset – current	219	221
Prepaid expenses and other	496	853

Total current assets	14,720	8,662
Property and equipment, net	2,497	2,277
Goodwill	8,945	8,758
Intangible assets, net	3,289	3,586
Deferred tax asset – non-current	4,708	4,707
Deposits and other assets	295	1,866

Total assets	$34,454	$29,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$869	$1,415
Accrued liabilities	5,198	4,232
Deferred revenue	3,899	4,244

Total current liabilities	9,966	9,891
Deferred tax liability	770	663
Other liabilities – non-current	997	978

Total liabilities	11,733	11,532
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,587,336 and 20,581,544 at September 30, 2010 and December 31, 2009, respectively:	21	21
Additional paid-in-capital	50,071	48,813
Accumulated other comprehensive income	699	638
Accumulated deficit	(28,070)	(31,148)

Total stockholders’ equity	22,721	18,324

Total liabilities and stockholders’ equity	$34,454	$29,856

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$9,916	$11,058	$30,742	$34,332

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,206	3,849	9,747	11,254
Sales and marketing	774	845	2,708	2,603
Customer service	403	450	1,181	1,432
Technical operations	252	342	930	1,128
Development	773	899	2,332	3,221
General and administrative	2,316	2,311	7,641	7,542
Depreciation	242	236	699	637
Amortization of intangible assets	98	127	324	498
Impairment of goodwill, long-lived assets and other assets	—	—	121	880

Total cost and expenses	$8,064	$9,059	$25,683	$29,195
Operating income	1,852	1,999	5,059	5,137
Interest expense (income) and other, net	(182)	(44)	18	(1,437)

Income before income taxes	2,034	2,043	5,041	6,574
Provision for income taxes	808	1,036	1,963	3,370

Net income	$1,226	$1,007	$3,078	$3,204

Net income per share – basic and diluted	$0.06	$0.05	$0.15	$0.16

Weighted average shares outstanding – basic	20,587	20,582	20,585	20,566
Weighted average shares outstanding – diluted	20,590	20,582	20,588	20,574

Prior period amounts have been reclassified to conform to current period presentation and include stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$3	$2	$8	$12
Sales and marketing	39	44	198	134
Customer service	0	2	1	9
Technical operations	30	37	134	117
Development	14	22	42	84
General and administrative	172	162	857	506

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,078	$3,204
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,023	1,135
Foreign exchange gain on intercompany loan	(129)	(49)
Income from asset received from legal judgment	—	(1,742)
Impairment of goodwill and other intangibles	121	880
Stock-based compensation	1,240	862
Deferred taxes	108	436
Other	(13)	142
Changes in operating assets and liabilities:
Accounts receivable	(10)	203
Restricted cash	74	118
Prepaid expenses and other assets	386	1,115
Accounts payable and accrued liabilities	419	(678)
Deferred revenue	(345)	537

Net cash provided by operating activities	5,952	6,163

Cash flows from investing activities:
Purchases of property and equipment	(1,023)	(1,083)
Purchases of intangible assets	(25)	(32)
Cash paid in acquisition of business, net of cash acquired	—	(770)
Sale of property and other assets	1,560	—

Net cash provided by (used in) investing activities	512	(1,885)

Cash flows from financing activities:
Payment on deferred financing costs	—	(21)
Payment on borrowing on revolving credit facility	—	(4,000)
Proceeds from issuance of common stock	17	30

Net cash provided by (used in) financing activities	17	(3,991)

Net increase in cash	6,481	287
Cash and cash equivalents at beginning of period	6,223	7,417

Cash and cash equivalents at end of period	$12,704	$7,704

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$142
Cash paid for income taxes	$294	$811

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

As of September 30, 2010, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy).

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income and foreign currency translation adjustments. Comprehensive income for each of the periods presented is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$1,226	$1,007	$3,078	$3,204
Foreign currency translation adjustment, net of taxes	106	89	61	27

Total comprehensive income, net of taxes	$1,332	$1,096	$3,139	$3,231

2.	Net Income per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2010	2009	2010	2009
Income per Share of Common Stock – Basic
Net income applicable to common stock	$1,226	$1,007	$3,078	$3,204
Weighted average shares outstanding – basic	20,587	20,582	20,585	20,566

Basic Net Income per Share	$0.06	$0.05	$0.15	$0.16

Income per Share of Common Stock – Diluted
Net income applicable to common stock	$1,226	$1,007	$3,078	$3,204
Weighted average shares outstanding – basic	20,587	20,582	20,585	20,566
Dilutive options using the treasury stock method	3	—	3	8

Weighted average shares outstanding – diluted	20,590	20,582	20,588	20,574

Diluted Net Income per Share	$0.06	$0.05	$0.15	$0.16

Options to purchase 3.1 million shares for the three and nine months ending September 30, 2010 and 3.5 million shares for the three and nine months ending September 30, 2009, were not included in the computation of diluted net income per share because their effect would been anti-dilutive for the periods presented.

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

The Company was compliant with the Amended Agreement’s customary affirmative and negative covenants, as of September 30, 2010.

At September 30, 2010, there was no outstanding amount under the Amended Agreement. In connection with the amendment in September 2009, the Company paid deferred financing costs of approximately $21,000. In connection with the Initial Agreement, the Company paid deferred financing costs of approximately $446,000. Costs associated with both the Initial and the Amended Agreements were included in prepaid expenses and other, and deposits and other assets. In the third quarter of 2009, the Company wrote off $36,000 of the remaining deferred financing costs associated with the Initial Agreement, reflecting a $5.0 million reduction in the revolving credit facility. The remaining deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Amended Agreement. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2010 and 2009 were $35,000, $105,000, $37,000 and $111,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

On January 5, 2009, the Company re-priced options for certain key employees. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The estimated incremental expense was approximately $1 million and will be recognized over the four year vesting term of the newly issued options. The incremental expenses recognized for the three and nine months ended September 30, 2010 and 2009 were $43,000, $296,000, $57,000 and $229,000, respectively.

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

As of September 30, 2010, total unrecognized compensation cost related to unvested stock options was $1.9 million. This cost is expected to be recognized over a weighted-average period of three years. The following table describes option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2009	3,387	$3.28
Granted	—	—
Exercised	(5)	3.00
Forfeited	(48)	2.95
Expired	(68)	5.26

Outstanding at March 31, 2010	3,266	$3.13
Granted	10	2.88
Exercised	(1)	3.00
Forfeited	(17)	3.17
Expired	(4)	5.07

Outstanding at June 30, 2010	3,254	$3.12
Cancelled	(39)	3.58
Expired	(21)	3.60

Outstanding at September 30, 2010	3,194	$3.12

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Revenue
Jewish Networks	$6,766	$7,074	$20,509	$21,721
Other Affinity Networks	2,744	3,195	8,496	9,798
General Market Networks	264	574	932	2,215
Offline & Other Businesses	142	215	805	598

Total	$9,916	$11,058	$30,742	$34,332

Direct Marketing
Jewish Networks	$696	$628	$1,735	$1,787
Other Affinity Networks	1,601	2,188	4,855	6,345
General Market Networks	121	138	407	559
Offline & Other Businesses	39	100	473	197

Total	$2,457	$3,054	$7,470	$8,888

Unallocated operating expenses	5,607	6,005	18,213	20,307

Operating income	$1,852	$1,999	$5,059	$5,137

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

In the third quarter of 2009, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik. The Company recorded other income of $1.7 million in the Interest expense (income) and other, net line item on the Consolidated Statements of Operations and recorded the asset as Deposits and Other Assets on the Consolidated Balance Sheets.

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

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On September 10, 2009, the Court granted our motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion. ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ motion to dismiss on June 28, 2010. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s orders to the United States Court of Appeals for the Fifth Circuit.

Ness Interactive v. Spark Networks Limited

On January 22, 2010, Spark Networks Limited was served with a complaint from Ness Interactive alleging that Spark Networks engaged in unfair competition by bidding on certain online advertising keywords in France. Spark Networks Limited filed its initial response on October 15, 2010 and counterclaimed that Ness engaged in unfair competition. Spark Networks Limited anticipates the court will soon set a hearing date for December 2010.

The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

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

Additionally, in the nine months ending September 30, 2010 and 2009, the Company impaired approximately $121,000 and $110,000 of capitalized software development costs when it was determined that certain web-based products failed to perform to Company standards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in Report on Form 10Q (“Quarterly Report”) and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2010, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average Paying Subscribers
Jewish Networks	89,792	86,051	90,694	84,488
Other Affinity Networks	62,026	66,786	64,744	65,529
General Market Networks	5,888	11,452	6,712	14,428
Offline & Other Businesses	716	917	681	1,030

Total	158,422	165,206	162,831	165,475

Average paying subscribers for the Jewish Networks segment increased 4.3% and 7.3% to 89,792 and 90,694 for the three and nine months ended September 30, 2010 compared to 86,051 and 84,488 for the same periods last year. Average paying subscribers for the Other Affinity Networks segment decreased 7.1% and 1.2% to 62,026 and 64,744 for the three and nine months ended September 30, 2010 compared to 66,786 and 65,529 for the same periods last year. Average paying subscribers for the General Market Networks segment decreased 48.6% and 53.5% to 5,888 and 6,712 for the three and nine months ended September 30, 2010 compared to 11,452 and 14,428 for the same periods last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenue	32.3	34.8	31.7	32.8
Sales and marketing	7.8	7.6	8.8	7.4
Customer service	4.1	4.2	3.8	4.2
Technical operations	2.5	3.1	3.0	3.3
Development	7.8	8.1	7.6	9.4
General and administrative	23.4	20.9	24.8	22.0
Depreciation	2.4	2.1	2.3	1.9
Amortization of intangible	1.0	1.1	1.1	1.5
Impairment of goodwill and other assets	—	—	0.4	2.6

Total cost and expenses	81.3	81.9	83.5	85.1

Operating income	18.7	18.1	16.5	14.9
Interest (income) and other expenses, net	(1.8)	(0.4)	0.1	(4.2)

Income before income taxes	20.5	18.5	16.4	19.1
Provision for income taxes	8.1	9.4	6.4	9.8

Net income	12.4%	9.1%	10.0%	9.3%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue

Approximately 4.0% of our revenue for the three months ended September 30, 2010 and 2009, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue decreased 10.3% to $9.9 million in the third quarter of 2010 compared to $11.1 million in the third quarter of 2009. The decrease can be attributed to lower subscription revenue in our Jewish, Other Affinity and General Market Networks segments. Revenue for the Jewish Networks segment decreased 4.4% to $6.8 million in the third quarter of 2010 compared to $7.1 million in the third quarter of 2009. The decrease in revenue is driven by lower average revenue per user (“ARPU”), reflecting a shift in the mix of plans purchased by our subscribers and their related price points, as we focused on growing our network. Revenue for our Other Affinity Networks segment decreased 14.1% to $2.7 million in the third quarter of 2010 compared to $3.2 million in the third quarter of 2009. The decrease in revenue results from a 26.8% reduction in direct marketing investment, which contributed to a lower average paying subscriber base, and lower ARPU. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. The reduction in direct marketing expense reflects a shift in brand investment. Revenue for the General Market Networks segment decreased 54.0% to $264,000 in the third quarter of 2010, compared to $574,000 in the third quarter of 2009. The decrease in revenue is primarily due to a decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing investments in prior periods. Revenue of our Offline & Other Businesses segment decreased 34.0% to $142,000 in the third quarter of 2010 compared to $215,000 in the third quarter of 2009. The lower revenue reflects fewer travel and event offerings in the third quarter of 2010 when compared to the same period last year.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the third quarter of 2010 was $8.1 million, a decrease of 11.0% compared to $9.1 million for the third quarter of 2009. The decrease is primarily attributable to a $643,000 decrease in cost of revenue and a $126,000 decrease in development expense.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 16.7% to $3.2 million for the three months ended September 30, 2010, compared to $3.8 million for the same period in 2009. Direct marketing expenses decreased 19.5% to $2.5 million for the three months ended September 30, 2010, compared to $3.1 million for the same period in 2009. The majority of this decline can be attributed to a reduction in inefficient online marketing investments for the Other Affinity Networks segment. Direct marketing expenses for the Jewish Networks segment increased 10.8% to $696,000 in the third quarter of 2010 compared to $628,000 in the third quarter of 2009. The increase reflects additional online and offline marketing investments. Direct marketing expenses for the Other Affinity Networks segment decreased 26.8% to $1.6 million for the third quarter of 2010 compared to $2.2 million in the third quarter of 2009, reflecting a reduction in inefficient online marketing investments and a shift in brand focus. Direct marketing expenses for the General Market Networks segment decreased 12.3% to $121,000 in the third quarter of 2010 compared to $138,000 in the same period in 2009. Direct marketing expenses for the Offline & Other Businesses segment decreased to $39,000 for the third quarter of 2010 compared to $100,000 for the same period in 2009, reflecting fewer travel and event offerings in the third quarter of 2010 when compared to the third quarter of 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Sales and marketing expenses decreased 8.4% to $774,000 in the third quarter of 2010 compared to $845,000 in the third quarter of 2009. The decrease can be primarily attributed to lower payroll expense due to lower headcount.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses decreased 10.4% to $403,000 in the third quarter of 2010 compared to $450,000 in the third quarter of 2009. The expense decrease is primarily due to a reduction in payroll expenses, reflecting the completion of the migration of our customer service group from Beverly Hills, California to Provo, Utah in the fourth quarter of 2009.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 26.3% to $252,000 in the third quarter of 2010 compared to $342,000 in 2009. The decrease is primarily due to lower salary and benefits expense, and lower software maintenance expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 14.0% to $773,000 in the third quarter of 2010 compared to $899,000 in 2009. The decreased costs reflect lower salaries expense and consulting fees.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy expense and other overhead costs. Additionally, in the third quarter of 2010, we incurred costs associated with our Special Committee. General and administrative expenses were flat at $2.3 million in the third quarter of 2010 compared with the same period in 2009.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 22.8% to $98,000 in the third quarter of 2010 compared to $127,000 in the third quarter of 2009. The decrease reflects the full amortization of select HurryDate intangible assets and a reduction in the value of software associated with a previous acquisition.

Impairment of Goodwill and Other Long-lived Assets. Impairment of goodwill and other long-lived assets expenses primarily represent the write-down of investments in businesses and computer software. No impairment of goodwill and other long-lived assets occurred in the third quarter of 2010 and 2009.

Interest Income and Other Expenses, Net. Interest income and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts, foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary and other non-operating income or expense. Interest income and other expenses reflect income of $182,000 for the third quarter of 2010 compared to $44,000 for the same period in 2009. The increase is primarily due to foreign currency gains on the intercompany loan and lower interest expense in 2010.

Net Income and Net Income Per Share. Net income for the third quarter of 2010 was $1.2 million, or $0.06 per share, compared to $1.0 million, or $0.05 per share for 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue

Approximately 5.2% and 4.0% of our net revenue for the nine months ended September 30, 2010 and 2009, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue decreased 10.5% to $30.7 million in the first nine months of 2010 compared to $34.3 million in the first nine months of 2009. The decrease can be attributed to lower subscription revenue in our Jewish, Other Affinity and General Market Networks segments. Revenue for the Jewish Networks segment decreased 5.6% to $20.5 million in the first nine months of 2010 compared to $21.7 million in the first nine months of 2009. The decrease in revenue is driven by lower average revenue per user (“ARPU”), reflecting a shift in the mix of plans purchased by our subscribers and their related price points, as we focused on growing our network. Revenue for our Other Affinity Networks segment decreased 13.3% to $8.5 million in the first nine months of 2010 compared to $9.8 million in the first nine months of 2009. The decrease in revenue results from a 23.5% reduction in direct marketing investment and lower ARPU. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. The reduction in direct marketing expense reflects a shift in brand investment. Revenue for the General Market Networks segment decreased 57.9% to $932,000 in the first nine months of 2010, compared to $2.2 million in the first nine months of 2009. The decrease in General Market Networks revenue is primarily due to the decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing expenses. Revenue for our Offline & Other Businesses segment increased 34.6% to $805,000 in the first nine months of 2010 compared to $598,000 in the first nine months of 2009. The higher revenue reflects a large travel offering in the nine months ended September 30, 2010 when compared to the same period in 2009 which had no similar travel offering.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the nine months ended September 30, 2010 were $25.7 million, a decrease of 12.0% compared to $29.2 million for the nine months ended September 30, 2009. The decrease is primarily attributable to a $1.5 million decrease in cost of revenue, an $889,000 decrease in development expense and a $759,000 decrease in impairment of goodwill expense.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 13.4% to $9.7 million for the nine months ended September 30, 2010 compared to $11.3 million for the same period in 2009. Direct marketing expenses decreased 16.0% to $7.5 million for the nine months ended September 30, 2010, compared to $8.9 million for the same period in 2009. The majority of this decline can be attributed to a reduction in inefficient online marketing investments for the Other Affinity Networks segment. Direct marketing expenses for the Jewish Networks segment decreased 2.9% to $1.7 million in the nine months ended September 30, 2010 compared to $1.8 million in the nine months ended September 30, 2009. The decrease reflects our shift to more efficient online marketing investments. Direct marketing expenses for the Other Affinity Networks segment decreased 23.5% to $4.9 million for the nine months ended September 30, 2010 compared to $6.3 million in the nine months ended September 30, 2009, reflecting a reduction in inefficient online marketing investments and a shift in brand focus. Direct marketing expenses for the General Market Networks segment decreased 27.2% to $407,000 in the nine months ended September 30, 2010 compared to $559,000 in the same period in 2009. The decrease reflects management’s decision to pursue cost effective online subscriber acquisition marketing campaigns. Direct marketing expenses for the Offline & Other Businesses segment increased to $473,000 for the nine months ended September 30, 2010 compared to $197,000 for the same period in 2009, reflecting a large travel offering in the nine months ended September 30, 2010 when compared to the same period in 2009, which had no similar travel offering.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 4.0% to $2.7 million for the first nine months of 2010 compared to $2.6 million for the first nine months of 2009. The increase can be primarily attributed to higher stock-based compensation expense and consulting fees.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses decreased 17.5% to $1.2 million for the first nine months of 2010 compared to $1.4 million for the first nine months of 2009. The expense decrease is primarily due to a reduction in payroll expenses, reflecting the completion of the migration of our customer service group from Beverly Hills, California to Provo, Utah in the fourth quarter of 2009.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 17.6% to $930,000 for the first nine months of 2010 compared to $1.1 million for the first nine months of 2009. The decrease is primarily due to lower salary and benefits expense, software maintenance expense and employee placement fees.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 27.6% to $2.3 million for the first nine months of 2010 compared to $3.2 million for the first nine months of 2009. The decreased costs reflect lower salaries expense, consulting fees and third-party software expense.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy expense and other overhead costs. General and administrative expenses increased 1.3% to $7.6 million for the first nine months of 2010 compared to $7.5 million for the first nine months of 2009. Higher professional service fees associated with the Special Committee of the Board of Directors accounted for the majority of the expense increase.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 34.9% to $324,000 for the first nine months of 2010 compared to $498,000 for the first nine months of 2009. The decrease reflects the full amortization of select HurryDate intangible assets and a reduction in the value of software associated with a previous acquisition.

Impairment of Goodwill and Other Long-lived Assets. Impairment of goodwill and other long-lived assets expenses primarily represent the write-down of investments in businesses and computer software. Impairment of goodwill and other long-lived assets decreased to $121,000 for the first nine months of 2010 from $880,000 for the first nine months of 2009. In the first quarter of 2010 and 2009, the Company impaired approximately $121,000 and $110,000 of capitalized software development costs when we determined that certain web-based products failed to perform to Company standards. In addition, in the first quarter of 2009, the Company expensed a $770,000 HurryDate earn-out payment.

Interest Income and Other Expenses, Net. Interest income and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts, foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary and other non-operating income or expense. Interest income and other expenses, net reflect an expense of $18,000 for the first nine months of 2010 compared to income of $1.4 million for the same period in 2009. The decrease is primarily due to income of $1.7 million recorded in the first nine months of 2009, reflecting the possession of certain assets related to a judgment as discussed in Note 7 of the Notes in this report.

Net Income and Net Income Per Share. Net income for the first nine months of 2010 was $3.1 million, or $0.15 per share, compared to $3.2 million, or $0.16 per share for the first nine months of 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $12.7 million. We have historically financed our operations with internally generated funds.

Net cash provided by operations was $6.0 million for the nine months ended September 30, 2010 compared to $6.2 million for the same period in 2009.

Net cash provided by investing activities was $512,000 for the nine months ended September 30, 2010 compared to net cash used in investing activities of $1.9 million for 2009. In the nine months ended September 30, 2010, the Company invested $1.0 million in computer hardware and software and sold real property for approximately $1.6 million.

Net cash provided from financing activities was $17,000 for the nine months ended September 30, 2010 compared to net cash used in financing activities of $4.0 million for the nine months ended September 30, 2009. Cash provided from financing activities was primarily due to the exercise of stock options.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2010, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the Notes to the Consolidated Financial Statements contained in this report under Note 8 “Commitments and Contingencies—Legal Proceedings” and is incorporated herein by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent Quarterly Reports on Form 10-Q for a further description of litigation and claims.

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
Duly Authorized Officer

Date: November 12, 2010