Form 10-K
period 2010-12-31
SPARK NETWORKS INC
filed 2011-03-25
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2010 was approximately $39,704,837 based on $3.48, the closing price of the registrant’s common stock on the NYSE Amex on that date.

The registrant had 20,587,336 outstanding common stock, par value $0.001 per share, as of March 25, 2011.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

Spark Networks and Spark Networks logos are trademarks and/or registered trademarks of Spark Networks USA, LLC, one of the Company’s indirect wholly owned subsidiaries.

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

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Spark Networks, Inc., a Delaware corporation and its subsidiaries. The Company was incorporated on April 20, 2007.

Our Business

We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships. We provide this opportunity through many features on our Web sites, such as profiles, onsite email centers, real-time chat rooms, instant messaging services and offline singles events.

Currently, our key Web sites include JDate.com, Spark.com, BlackSingles.com, and ChristianMingle.com. We operate several international Web sites and maintain operations in the United States and Israel. Information regarding the geographical source of our revenue and data on our four reportable segments can be found in Note 11 to our Consolidated Financial Statements included in this annual report. Membership on our sites is free and allows a registered user to post a personal profile and access our searchable database of member profiles and customer service. On most of our websites, the ability to initiate most communication with other members requires the payment of a monthly subscription fee, which represents our primary source of revenue. We offer discounted subscription rates for members who subscribe for periods longer than one month. Subscriptions primarily renew automatically for subsequent one-month periods until paying subscribers terminate them.

The common stock of Spark Networks, Inc. is traded on the NYSE Amex (formerly the American Stock Exchange).

On December 31, 2010, Spark Networks Limited (“SNUK”) distributed its shareholdings in each of HurryDate, LLC; MingleMatch, Inc.; Kizmeet, Inc.; SN Holdco, LLC; SN Events, Inc.; Reseaux Spark Canada Ltd. and Spark SocialNet, Inc. by transferring its shares in those companies to Spark Networks, Inc. Spark Networks, Inc. subsequently transferred all of its shares in the same companies to LOV USA, LLC, a newly formed and wholly owned subsidiary of Spark Networks, Inc. SNUK continues to hold all of the shares of Spark Networks (Israel) Limited, VAP AG and JDate Limited. In addition, SNUK now holds all of the shares of Spark Networks USA, LLC, a newly formed subsidiary into which SNUK has transferred all of its United States based assets.

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

Our Web Sites. We believe we are a relatively unique company in the online personals industry because, in addition to servicing the mass market, we operate Web sites targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites in English, Hebrew and French. Some of our Web sites, organized by segment, are as follows:

Web Site	Target Audience
Jewish Networks
JDate.com	Jewish singles
JDate.co.uk	Jewish singles
Cupid.co.il	Jewish singles (Hebrew speakers)
JDate.co.il	Jewish singles (Hebrew speakers)
JDate.fr	Jewish singles (French speakers)

General Market Networks
Spark.com	Non-targeted
Kizmeet.com	Dating and matchmaking
Date.co.uk	UK singles

Web Site	Target Audience
Other Affinity Networks
AdventistSinglesConnection.com	Adventist singles
AsianSinglesConnection.com	Asian singles
BBWPersonalsPlus.com	Big beautiful women and admirers
BlackSingles.com	African-American singles
CanadianPersonals.net	Canadian singles
CatholicMingle.com	Catholic singles
ChristianMingle.com	Christian singles
DeafSinglesConnection.com	Deaf singles
GreekSinglesConnection.com	Greek singles
IndianMatrimonialNetwork.com	Indian singles
InterracialSingles.net	Interracial singles
ItalianSinglesConnection.com	Italian singles
LatinSinglesConnection.com	Latin singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
MilitarySinglesConnection.com	Military singles
SingleSeniorsMeet.com	Mature singles
SingleParentsMingle.com	Single parents
UKSinglesConnection.com	UK singles

Offline and Other Businesses
HurryDate.com	Rapid dating and offline events
Matchnet.com	Free dating search engine

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

We supplement our online marketing by employing a variety of offline marketing and business development activities. These include print, television, public relations, event sponsorship and promotional alliances. We believe a more targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our Web sites and, therefore, increase the number of members and paying subscribers.

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

Technology

Throughout the year, projects, such as certain premium services, were successfully deployed using a mix of our proprietary technologies. In addition to our new products, our technology employees maintain our software and hardware infrastructure.

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

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal subscription-based online personals service competitors include Match.com (a wholly-owned subsidiary of InterActiveCorp) and eHarmony, both of which operate primarily in North America but have international operations as well. There are numerous other companies offering subscription-based online personals services, but the majority are smaller than us in terms of paying subscribers and annual revenue generation. In addition, we face competition from free online personals services and social networking Web sites such as OkCupid (also a wholly-owned subsidiary of InterActiveCorp), PlentyOfFish and Facebook.

Employees

As of December 31, 2010, we had 144 full-time equivalent employees. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

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

Our member and paying subscriber base is composed of individual consumers and in the event of a prolonged economic downturn in the United States or in our international markets in which spending by individual consumers drops significantly, our current and potential subscribers may be unable or unwilling to subscribe to our services and our business may be negatively affected. To the extent the overall economy continues to deteriorate, we may lose existing members and paying subscribers and fail to attract new members and paying subscribers. Average paying subscribers decreased 2.4% in 2010 compared to 2009. If our members and paying subscribers continue to decrease, then our revenue would decrease and our operations could be adversely affected.

We have significant operating losses and we may incur additional losses in the future.

Although we were profitable 2010, we have historically generated significant operating losses in some years. As of December 31, 2010, we had an accumulated deficit of approximately $27.4 million. We had net income (loss) of approximately $3.7, ($6.4) and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. If our revenue does not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenue continues to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

Adverse capital and credit market conditions could limit our access to capital and increase our cost of capital, which may significantly affect our ability to meet liquidity needs.

The capital and credit markets have been experiencing extreme volatility and disruption for two to three years. In 2010, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Without sufficient liquidity, we may be forced to curtail certain operations and may be unable to operate our business as we deem appropriate. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

In February 2008, we entered into a credit agreement with Bank of America under which we had no outstanding borrowings as of December 31, 2010. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future revenue. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

Our obligations under the credit facility are secured by a lien on substantially all of the assets of Spark Networks USA, LLC, which is the borrower under the credit facility, and by guarantees by Spark Networks, Inc. and a number of our subsidiaries. Any default under the credit facility, could result in an acceleration of payment of all outstanding debt owed at the time, which could materially and adversely affect our financial condition.

Our revolving credit facility has certain covenants that could restrict how we operate our business.

The terms of our revolving credit facility contain various provisions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	receive dividends or distributions from our subsidiaries;

•	make investments and other restricted payments;

•	make dividend payments or redeem equity securities;

•	grant liens;

•	transfer or sell assets;

•	engage in different lines of business; and

•	consolidate, merge or transfer all or substantially all of our assets.

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

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal subscription-based online personals service competitors include Match.com (a wholly-owned subsidiary of InterActiveCorp) and eHarmony, both of which operate primarily in North America but have international operations as well. There are numerous other companies offering subscription-

based online personals services, but the majority are smaller than us in terms of paying subscribers and annual revenue generation. In addition, we face competition from free online personals services and social networking Web sites such as OkCupid (also a wholly-owned subsidiary of InterActiveCorp), PlentyOfFish and Facebook.

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

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2010 and 2009 we introduced a number of new features, and we anticipate the introduction of additional features in 2011 and 2012. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement. As a U.S. public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. We are required to annually assess and report on our internal controls over financial reporting. If we are unable to adequately maintain or improve our internal controls over financial reporting, we may report that our internal controls are ineffective. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the U.S. Securities Exchange Commission.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have historically and may in the future further extend and develop our presence, both within the United States and internationally, partially through acquisitions of entities offering online personals services and related businesses. We have relatively limited experience acquiring companies and the companies we have acquired have been small. We have evaluated, and continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions, some of which may divert significant resources away from our daily operations. In addition, the process of integrating an acquired company, business or technology is risky and may create unforeseen operating difficulties and expenditures. Some areas where we may face risks include:

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

We contract for a fixed amount of insurance to cover potential risks and liabilities, including, but not limited to, property and casualty insurance, general liability insurance and errors and omissions liability insurance. If we decide to pursue obtaining additional insurance coverage in the future, it is possible that (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. This could leave us exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.

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

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of Web sites. We cannot assure you that our monthly average paying subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2010, average paying subscribers decreased 2.4% and revenue also dropped 10% compared to 2009. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

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

We supply online personals services. In many jurisdictions, companies deemed dating service providers are subject to additional regulation, while companies that provide personals services are not generally subject to similar regulation. Because personals services and dating services can seem similar, we are exposed to potential litigation, including class action lawsuits, associated with providing our personals services. In the past, a small percentage of our members have alleged that we are a dating service provider, and, as a result, they claim that we are required to comply with regulations that include, but are not limited to, providing language in our contracts that may allow members to (1) rescind their contracts within a certain period of time, (2) demand reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (3) cancel their contracts in the event of disability or relocation. If a court holds that we have provided and are providing dating services of the type the dating services regulations are intended to regulate, we may be deemed to be out of compliance and required to comply with regulations associated with the dating services industry and be liable for any damages as a result of our past non-compliance.

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

As of March 25, 2011, Great Hill Investors, LLC, North Run Advisors, LLC, and Osmium Partners, LLC and their respective affiliates beneficially owned approximately, in the aggregate, 59% of our outstanding common stock. Great Hill Investors, LLC and its affiliates (“Great Hill”) became our largest stockholder on December 1, 2005 when it purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions and it subsequently acquired an additional 3,085,000 shares. Great Hill and its affiliates held an aggregate of 9,085,000 shares of common stock as of March 25, 2011. These stockholders possess significant influence over our company. Such ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Other than the arrangement to elect a director at the selection of Great Hill which affects some of these stockholders, as discussed below, we do not expect that these stockholders will vote together as a group. It should be noted that Great Hill Investors, LLC ownership information is based on a Schedule 13D/A filed with the SEC on March 2, 2010, North Run Advisors, LLC ownership information is based on a Schedule 13F filed with the SEC on February 11, 2011 and Osmium Partners, LLC ownership information is based on a Schedule 13D filed with the SEC on September 21, 2010.

Our largest stockholder, Great Hill, also possesses a significant amount of voting power and an ability to elect a director of our company.

As of March 25, 2011, Great Hill beneficially owned 9,085,000 shares of our common stock, or approximately 44.1% of our outstanding common stock, and has voting control of an aggregate of approximately 48.7% of our securities to elect a director of our company subject to the terms and conditions of the share purchase agreements entered into on December 1, 2005 with certain selling stockholders (collectively, the “Selling Stockholders”).

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

Each Selling Stockholder also irrevocably granted, and appointed Michael A. Kumin, and any other person who shall be designated by Great Hill, as such Selling Stockholder’s proxy and attorney (with full power of substitution), to vote all of such Selling Stockholder’s Remaining Shares held at the time such consent is sought or meeting is held in any circumstances where a vote, consent or other approval is sought to elect a Great Hill Director. The covenants and obligations of each Selling Stockholder terminate after a Great Hill Director (together with any replacements therefore) has served a single, full term of office of three years, in accordance with the articles and memorandum of association, as in effect on December 1, 2005 when our parent entity was Spark Networks plc.

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

We do not own any real property that is materially important to our business. Our headquarters is located in Beverly Hills, California, where we occupy approximately 16,000 square feet of office space, housing our technology department and most of our corporate and administrative personnel. Our current lease for this space runs from August 1, 2008 through July 31, 2011. It has a monthly base rent starting at $59,911 for the first year, increasing to $62,373 for the second year and $64,835 for the final year of the lease. We also leased office space in Utah and Israel and datacenter space in California and Utah in 2010. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

Spark Network Services, Inc. v. Match.com, LP, eHarmony.com, Inc., Various, Inc., True Beginnings, LLC, Perfect Match LLC, Plentyoffish Media, Inc. and Spark Networks, Inc.

On January 30, 2007, Spark Network Services, Inc. initiated an action in the United States District Court for the Northern District of Illinois, Eastern Division. On December 4, 2007, Plaintiff, Spark Network Services, filed an Amended Complaint, adding Spark Networks, Inc. as a defendant. Spark Network Services asserted in the Amended Complaint that Spark Networks, Inc. infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” Spark Networks, Inc. filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was then stayed on February 21, 2008. The parties settled the case on March 16, 2010 and on March 22, 2010, a stipulated proposed order to dismiss the case was filed with the court. On March 24, 2010, the court dismissed the case.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On September 10, 2009, the Court granted our motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion. ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ motion to dismiss on June 28, 2010. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s orders to the United States Court of Appeals for the Fifth Circuit and filed Appellant’s Opening Brief on November 10, 2010. On December 22, 2010, Spark Networks filed its Appellee’s Brief with the Court. ISYSTEMS filed Appellant’s Reply Brief on January 18, 2011. The case is now fully briefed and ISYSTEMS’ appeal remains pending.

Ness Interactive v. Spark Networks Limited

On January 22, 2010, Spark Networks Limited was served with a complaint from Ness Interactive alleging that Spark Networks engaged in unfair competition by bidding on certain online advertising keywords in France. Spark Networks Limited filed its initial response on October 15, 2010 and counterclaimed that Ness engaged in unfair competition. The parties have executed a settlement agreement, but the case has not yet been dismissed by the court.

L.I.S.T. Incorporated v. Spark Networks, Inc. et al

On March 11, 2010, L.I.S.T. Incorporated initiated a class action lawsuit against Spark Networks, Inc., Adam S. Berger, Jonathan B. Bulkeley, Benjamin Derhy, Thomas G. Stockham, Michael A. Kumin, Great Hill Equity Partners III, LP and Great Hill Partners, LLC in the Court of Chancery of the State of Delaware, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own. On September 10, 2010, the Company announced that the Board of Directors had disbanded the Special Committee of independent directors which had been formed to consider the proposal made by Great Hill to purchase all of the outstanding shares of common stock of the Company not owned by Great Hill and other strategic alternatives available to the Company.

Mike Shaffer v. Spark Networks, Inc. et al

On March 24, 2010, Mike Shaffer initiated a class action lawsuit against Adam Berger, Michael Kumin, Jonathan Bulkeley, Benjamin Derhy, Thomas G. Stockham, Spark Networks, Inc., Great Hill Partners, LLC and Great Hill Equity Partners III, LP in the Superior Court of California, County of Los Angeles, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own. As previously reported in the Company’s Form 10-Q for the period ending June 30, 2010, this action was dismissed by the plaintiff without prejudice on June 18, 2010.

Spark Networks USA, LLC v. Humor Rainbow, Inc., Zoosk, Inc. and Embrace, Inc.

On February 16, 2011, Spark Networks, Inc.’s indirect subsidiary, Spark Networks USA, LLC, filed a complaint against Humor Rainbow, Inc., in the United States District Court for the Central District of California, Southern Division. On March 4, 2011, Spark Networks USA, LLC filed an amended complaint with the Court adding defendants Zoosk, Inc. and Embrace, Inc. The complaint alleges that, among other things, the defendants have infringed and continue to infringe on a patent owned by Spark Networks USA, LLC.

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

	High	Low
Year ended December 31, 2009
First Quarter	$2.60	$2.21
Second Quarter	$2.93	$2.19
Third Quarter	$2.78	$2.10
Fourth Quarter	$3.04	$2.23

	High	Low
Year ended December 31, 2010
First Quarter	$3.60	$2.67
Second Quarter	$3.87	$3.26
Third Quarter	$3.41	$2.92
Fourth Quarter	$3.22	$2.90

Holders

As of March 24, 2011, there were 63 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2010, we did not issue unregistered securities.

Purchases of Equity Securities

We did not purchase any shares in the year ended December 31, 2010.

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

General

The common stock of Spark Networks, Inc., a Delaware corporation is traded on the NYSE Amex (formerly the American Stock Exchange). On December 31, 2010, Spark Networks Limited (“SNUK”) distributed its shareholdings in each of HurryDate, LLC; MingleMatch, Inc.; Kizmeet, Inc.; SN Holdco, LLC; SN Events, Inc.; Reseaux Spark Canada Ltd. and Spark SocialNet, Inc. by transferring its shares in those companies to the Spark Networks, Inc. Spark Networks, Inc. subsequently transferred all of its shares in the same companies to LOV USA, LLC, a newly formed and wholly owned subsidiary of Spark Networks, Inc. SNUK continues to hold all of the shares of Spark Networks (Israel) Limited, VAP AG and JDate Limited. In addition, SNUK now holds all of the shares of Spark Networks USA, LLC, a newly formed subsidiary into which SNUK has transferred all of its United States based assets.

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

For the year ended December 31, 2010, we had 162,311 average paying subscribers, representing a decrease of 2.4% from the year ended December 31, 2009. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period. Our key Web sites include JDate.com, which primarily targets Jewish singles in the United States, ChristianMingle.com, which primarily targets Christian singles in the United States, Spark.com, which targets singles in the United States, and BlackSingles.com, which primarily targets African-American singles in the United States. Our subscription fees have traditionally been charged on a monthly basis, with discounts for longer-term subscriptions.

We have grown both internally and through acquisitions of entities, and selected assets of entities, offering online personals services and related businesses. Through our business acquisitions, we have expanded into new markets, leveraged and enhanced our existing brands to improve our position within new markets, and gained valuable intellectual property.

Our ability to compete effectively will depend on the timely introduction and performance of our future Web sites, services and features, the ability to address the needs of our members and paying subscribers and the ability to respond to Web sites, services and features introduced by competitors. To address this challenge, we have invested and will continue to invest in existing personnel resources, namely application developers and systems engineers, in order to enhance our existing services and introduce new services, which may include new Web sites as well as new features and functions designed to increase the probability of communication among our members and paying subscribers and to enhance their online personals experiences. We believe we have sufficient cash resources on hand to accomplish the enhancements currently contemplated.

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

Management has discussed the development and selection of our critical accounting policies, estimates and assumptions with our board of directors and the board has reviewed these disclosures. Past estimates have been in line with actual results.

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

Prepaid Advertising Expenses

In certain circumstances, we pay in advance for online and offline advertising, and expense the prepaid amounts as cost of revenue over the contract periods as the vendor delivers on its commitment. We evaluate the realization of prepaid amounts at each reporting period and expense prepaid amounts if the vendor is unable to deliver on its commitment and is not willing or able to repay the undelivered prepaid amounts.

Web Site and Software Development Costs

We capitalize costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment. Costs incurred in the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the application development stage of a project are capitalized.

In accordance with the “Accounting for Web Site Development Costs” guidance, we expense costs related to the planning and post implementation phases of Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for a Web site are included in expenses in the accompanying consolidated statements of operations.

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

In 2010, the Company performed its annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. We estimate the fair value of the reporting unit based on the market approach and income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. We used a discount rate which we believe reflects the risks and uncertainty related to each reporting unit. The analysis concluded that the estimated fair value of the Jewish Networks business was significantly higher than its carrying value and the estimated fair value of the Other Affinity Networks business was slightly higher than its carrying value. As a result, the Company performed the second step under the guidance to assess the fair value of the assets and liabilities of the Other Affinity Networks. At the conclusion of the analysis, it was determined that an impairment was not warranted. However, due to the proximity of the carrying value to fair value, the Company will regularly monitor the fair value of Other Affinity Networks. As of December 31, 2010, Jewish Networks and Other Affinity Networks carried goodwill balances of $7.3 million and $1.9 million, respectively.

In 2010, largely based on the valuation of existing domain names, the Company recorded an impairment charge of approximately $187,000 for domain names it deemed to not have substantial value.

In 2009, we performed our annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the Jewish Networks reporting unit was significantly higher than the carrying value as of December 31, 2009 and thus did not require any impairment. Based upon several valuation assumptions, including lower expected performance and lower industry multiples, the analysis concluded that the carrying value of the Other Affinity Networks business was higher than its estimated fair value. As a result, the Company performed the second step under the guidance to assess the fair value of the assets and liabilities of Other Affinity Networks. The analysis resulted in impairment to goodwill and domain names of $9.3 million and $1.3 million, respectively. In 2009, we paid the final $1.4 million in earn-out payments for the acquisition of the HurryDate business in 2007. The earn-out payments were recorded as impairment expense based on business performance. There were no additional impairments as a result of the assessment.

In 2010 and 2009, we impaired approximately $121,000 and $110,000, respectively, of capitalized software development costs when we determined that a web-based product failed to perform to Company standards.

In 2008, the Company performed its annual valuation and concluded that a sustained decline in HurryDate’s speed dating business had reduced projected cash flows below the carrying amount of the reporting unit. As such, the Company impaired the entire amount of HurryDate’s goodwill of $1.2 million. No other impairment charges resulted from this valuation since the fair value of each reporting unit exceeded the carrying amount.

Also, in 2008, we were capitalizing costs related to a Web site that we planned to develop. We decided that we would not continue the development in the same manner and, as such, we impaired the $119,000, which had been capitalized up to that point.

Accounting for Business Combinations

We have acquired the stock or specific assets of a number of companies from 1999 through 2010 some of which were considered to be business acquisitions. Under the purchase method of accounting, the costs are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in the notes to the financial statements and under “Legal Proceedings.” To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and make or, if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Accounting for Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities.

At December 31, 2010, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $10.0 million and $36.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

Of the NOLs available, approximately $1.3 million for federal purposes are attributable to losses incurred by an acquired subsidiary. Such losses are subject to other restrictions on usage including the requirement that they are only available to offset future income of the subsidiary. In addition, the available NOLs do not include any amounts generated by the acquired subsidiary prior to the acquisition date due to substantial uncertainty regarding the Company’s ability to realize the benefit in the future.

As a result of the adoption of the share-based payment guidance, the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from excess tax benefits. As of December 31, 2010, deferred tax assets do not include approximately $4.9 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $4.9 million if and when such excess tax benefits are realized. During 2010, approximately $1.7 million of net excess tax benefits were realized.

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

Stock Based Compensation

We adopted the “Share-Based Payment” guidance in 2005 using the modified prospective approach. Prior to our adoption of the guidance, we did not record tax benefits of deductions resulting from the exercise of stock options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2010 and 2009, we recognized cash inflows of approximately $1.7 million and $3.2 million, respectively, related to tax provision or benefit from stock-based compensation.

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

Segment Reporting

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate operating segments which were principally determined based on similarity of economic characteristics. During the third quarter 2007, we changed our financial reporting to include data on four newly-defined operating segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label Web sites; (2) General Market Networks, which consists of AmericanSingles.com and Date.ca, which were both rebranded as Spark.com in December of 2009 and Date.co.uk which was rebranded as Spark.com in February 2010, and their respective co-branded and private label Web sites; (3) Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline and Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other Web sites and businesses. The Company believes the segments will provide investors with a more accurate picture of the performance of the business.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	2010	2009	2008
Revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	33.7	33.5	32.7
Sales and marketing	8.6	7.7	7.4
Customer service	3.9	4.0	4.0
Technical operations	3.0	3.3	3.3
Development	7.6	8.6	7.8
General and administrative	23.7	21.9	23.2
Depreciation	2.4	1.9	1.5
Amortization of intangible assets other than goodwill	1.0	1.5	1.4
Impairment of goodwill, long-lived assets and other assets	0.8	26.4	2.4

Total costs and expenses	84.7	108.8	83.7

Operating income (loss)	15.3	(8.8)	16.3
Interest and other (income) expenses, net	(0.1)	(2.4)	0.2

Income (loss) before income taxes	15.4	(6.4)	16.1
Provision for income taxes	6.3	7.7	7.7

Net income (loss)	9.1%	(14.1)%	8.4%

The following table describes certain selected information and Adjusted EBITDA (1) for the years ended December 31,

	2010	2009	2008
Net income (loss)	$3,704	$(6,404)	$4,788
Interest expense	207	378	152
Income taxes	2,558	3,479	4,425
Depreciation	962	873	867
Impairments	308	11,999	1,354
Amortization of intangible assets	421	663	787
Non-cash currency translation adjustments	(269)	(30)	(41)
Stock-based compensation	1,510	1,041	3,868
Non-repetitive property possession	—	(1,507)	—

Adjusted EBITDA(1)	$9,401	$10,492	$16,200

(1)	The Company reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from on-going operations and excludes the impact of: (i) non-cash items such as stock-based compensation, asset impairments, non-cash currency translation adjustments related to an inter-company loan and (ii) one-time items that have not occurred in the past two years and are not expected to recur in the next two years. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

•	Adjusted EBITDA does not reflect the cash capital expenditures during the measurement period,

•	Adjusted EBITDA does not reflect any changes in working capital requirements during the measurement period,

•	Adjusted EBITDA does not reflect the cash tax payments during the measurement period, and

•	Adjusted EBITDA may be calculated differently by other companies in our industry, thus limiting its value as a comparative measure.

Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation, amortization, stock-based compensation, impairment of long-lived assets, non-cash currency translation adjustments for inter-company loans and one-time items that have not occurred in the past two years and are not expected to recur in the next two years.

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

	Year Ended December 31,
	2010	2009	2008
Average Paying Subscribers
Jewish Networks	90,452	86,030	90,806
Other Affinity Networks	64,851	66,078	63,859
General Market Networks	6,328	13,219	30,486
Offline and Other Businesses	680	940	1,806

Total Average Paying Subscribers	162,311	166,267	186,957

Average paying subscribers for the Jewish Networks segment increased 5.1% to 90,452 for the year ended December 31, 2010 compared to 86,030 in 2009. We believe the increase in average paying subscribers is due in part to a shift in our pricing strategy and new product offerings. Average paying subscribers for the General Market Networks segment decreased 52.1% to 6,328 for the year ended December 31, 2010 compared to 13,219 in 2009. This decrease can be primarily attributed to a reduction in inefficient marketing spend. Average paying subscribers for the Other Affinity Networks segment decreased 1.9% to 64,851 for the year ended December 31, 2010 compared to 66,078 in 2009, reflecting a shift in brand investment within this segment. Average paying subscribers for the Offline and Other Businesses segment decreased 27.7% to 680 for the year ended December 31, 2010 compared to 940 in 2009, primarily due to the operating results of HurryDate.

Average paying subscribers for the Jewish Networks segment decreased 5.3% to 86,030 for the year ended December 31, 2009 compared to 90,806 in 2008. We believe the decrease in average paying subscribers is due in part to softness in the global economy and potentially in reaction to our April 2007 rate increase on certain sites within the Jewish Networks segment. Average paying subscribers for the General Market Networks segment decreased 56.6% to 13,219 for the year ended December 31, 2009 compared to 30,486 in 2008. This decrease can be primarily attributed to management’s decision to reduce inefficient marketing spend. Average paying subscribers for the Other Affinity Networks segment increased 3.5% to 66,078 for the year ended December 31, 2009 compared to 63,859 in 2008, reflecting increased marketing expenses and greater brand recognition. Average paying subscribers for the Offline and Other Businesses segment decreased to 940 for the year ended December 31, 2009 compared to 1,806 in 2008, primarily due to the operating results of HurryDate.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 5.2% and 4.9% of our revenue for the years ended December 31, 2010 and 2009, respectively, is generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. In the case of subscription revenue, recognition occurs ratably over the subscription period and typically represents one month, three month, five month, six month and twelve month terms. We offer discounts to subscribers of plans covering more than one month. Most of our subscription plans have an automatic renewal feature upon expiration of the then current plan.

Revenue for the year ended December 31, 2010 decreased 10.0% to $40.9 million from $45.4 million in 2009. The revenue decrease can be primarily attributed to a 4.9% decrease in Jewish Networks revenue, a 56.6% decrease in General Market Networks revenue and an 11.7% decrease in Other Affinity Networks revenue.

Revenue for the Jewish Networks segment decreased 4.9% to $27.4 million for the year ended December 31, 2010, compared to $28.8 million in 2009. The lower Jewish Networks revenue reflects a 9.0% decrease in average revenue per user (“ARPU”), offset by a 5.1% increase in average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we focused on growing our network. Revenue for the General Market Networks segment decreased 56.6% to $1.2 million for the year ended December 31, 2010, compared to $2.7 million in 2009. The decrease in General Market Networks revenue is due to a 52.1% decrease in average paying subscribers, reflecting the elimination of inefficient online marketing expenses. Revenue for our Other Affinity Networks segment decreased 11.7% to $11.3 million for the year ended December 31, 2010, compared to $12.8 million in 2009. The lower Other Affinity Networks revenue reflects an 11.9% decrease in ARPU, and a 1.9% decrease in average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. Revenue of our Offline and Other Businesses segment decreased 11.0% to $1.0 million for the year ended December 31, 2010 compared to $1.1 million in 2009. The decrease in revenue is attributable to fewer hosted events in 2010.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses decreased 29.9% to $34.6 million for the year ended December 31, 2010, compared to $49.4 million in 2009. Excluding asset impairment charges, operating expenses decreased 8.2% to $34.3 million in 2010 compared to $37.4 million in 2009. Lower cost of revenue and development expense accounted for the majority of the decrease.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 9.6% to $13.7 million for the year ended December 31, 2010, compared to $15.2 million in 2009. The decrease can be primarily attributed to lower direct marketing expenses, representing an 11.1% decline to $10.7 million for the year ended December 31, 2010, compared to $12.1 million in 2009. Direct marketing expenses for the Other Affinity Networks segment accounted for the majority of the lower direct marketing expenses, where costs decreased 14.2% to $7.3 million for the year ended December 31, 2010, compared to $8.5 million in 2009. The lower marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for a handful of Web sites in this segment.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses remained flat at $3.5 million for the years ended December 31, 2010 and 2009.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses decreased 12.6% to $1.6 million for the year ended December 31, 2010, compared to $1.8 million in 2009. The decrease in total dollars is primarily due to lower wages, reflecting the full year impact of migrating our customer service group from Beverly Hills, CA to Provo, UT.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 18.1% to $1.2 million for the year ended December 31, 2010, compared to $1.5 million in 2009. The decrease in total dollars is due primarily to an increase in capitalized software, lower recruiter placement fees and a reduction in technology support and maintenance expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased by 20.6% to $3.1 million for the year ended December 31, 2010, compared to $3.9 million in 2009. The decrease in total dollars is primarily due to lower wages and consulting fees. The lower wages reflect a reduction in headcount, while the lower consulting fees reflect the completion of the launch of Kizmeet.com, the completion of certain new product features and the absorption of other projects by our existing workforce in the fourth quarter of 2009.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 1.5% to $9.8 million for the year ended December 31, 2010, compared to $9.9 million in 2009. In 2010, the Company incurred approximately $1.0 million in charges associated with our Special Committee process, litigation related to the Special Committee process and the transfer of certain assets out of our United Kingdom entity into two United States entities.

Depreciation Expense. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense increased by 10.2% to $962,000 for the year ended December 31, 2010, compared to $873,000 in 2009.

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 36.5% to $421,000 for the year ended December 31, 2010, compared to $663,000 in 2009. The decrease is mainly due to fully amortized costs associated with HurryDate members in early 2010.

Interest Income/Loss and Other Expenses, Net. Interest income/loss and other expenses consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest and other income was $54,000 for the year ended December 31, 2010, compared to $1.1 million in 2009. The income in 2009 primarily reflects a $1.5 million gain associated with the possession of certain assets pursuant to a judgment awarded in favor of the Company.

Net (loss) income. Net income was $3.7 million for the year ended December 31, 2010, compared to net loss of $6.4 million in 2009. The lower net income in 2009 was primarily due to an impairment expense related to goodwill and other long-lived assets of $12 million in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4.9% and 5.9% of our revenue for the years ended December 31, 2009 and 2008, respectively, is generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. In the case of subscription revenue, recognition occurs ratably over the subscription period and typically represents one month, three month, five month, six month and twelve month terms. We offer discounts to subscribers of plans covering more than one month. Most of our subscription plans have an automatic renewal feature upon expiration of the then current plan.

Revenue for the year ended December 31, 2009 decreased 20.7% to $45.4 million from $57.3 million in 2008. The revenue decrease can be primarily attributed to a 65.3% decrease in General Market Networks revenue and a 14.5% decrease in Jewish Networks revenue.

Revenue for the Jewish Networks segment decreased 14.5% to $28.8 million for the year ended December 31, 2009, compared to $33.7 million in 2008. The lower Jewish Networks revenue reflects a 10.2% decrease in average revenue per user (“ARPU”) and a 5.3% decrease in average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we focused on growing our network. Revenue for the General Market Networks segment decreased 65.3% to $2.7 million for the year ended December 31, 2009, compared to $7.8 million in 2008. The decrease in General Market Networks revenue is due to a 56.6% decrease in average paying subscribers, reflecting the elimination of inefficient online marketing expenses. Revenue for our Other Affinity Networks segment decreased 7.1% to $12.8 million for the year ended December 31, 2009, compared to $13.7 million in 2008. The lower Other Affinity Networks revenue reflects a 9.8% decrease in ARPU, offset by a 3.5% increase in average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. Revenue of our Offline and Other Businesses segment decreased 46.3% to $1.1 million for the year ended December 31, 2009 compared to $2.0 million in 2008. The decrease in revenue is attributable to lower revenue from our speed dating events and fewer travel offerings versus 2008.

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

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 18.7% to $15.2 million for the year ended December 31, 2009, compared to $18.7 million in 2008. Direct marketing expenses decreased 19.6% to $12.1 million for the year ended December 31, 2009, compared to $15.0 million in 2008. The lower direct marketing expenses reflect a $2.8 million reduction in General Market Networks marketing investment, reflecting the elimination of inefficient online marketing partners. Direct marketing expenses for the Jewish Networks segment decreased 6.9% to $2.3 million for the year ended December 31, 2009, compared to $2.5 million in 2008. The decrease in marketing expense reflects a shift to more efficient online marketing programs from less efficient offline marketing channels. Direct marketing expenses for the General Market Networks segment decreased 80.7% to $676,000 for the year ended December 31, 2009, compared to $3.5 million in 2008. Direct marketing expenses for the Other Affinity Networks segment increased 8.0% to $8.5 million for the year ended December 31, 2009, compared to $7.9 million in 2008. The increased marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for a handful of Web sites through online marketing channels. Direct marketing expenses for the Offline and Other Businesses segment decreased 52.1% to $541,000 for the year ended December 31, 2009, compared to $1.1 million in 2008 reflecting lower direct costs for our live events and fewer travel offerings compared to 2008.

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

Amortization of Intangible Assets Other Than Goodwill. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expense decreased 15.8% to $663,000 for the year ended December 31, 2009, compared to $787,000 in 2008. The decrease reflects the fully amortized costs associated with MingleMatch members in early 2008.

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

Net (loss) income. Net loss was $6.4 million for the year ended December 31, 2009, compared to net income of $4.8 million in 2008. The lower net income was primarily due to a decrease in revenue, contribution and an impairment expense related to goodwill and other long-lived assets.

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

	Three Months Ended (1)
(in thousands, except per share amount)	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Consolidated Statement of Operations Data:
Revenue	$10,109	$9,916	$10,289	$10,537	$11,056	$11,058	$11,242	$12,032
Cost of revenue	4,002	3,206	3,384	3,157	3,953	3,849	3,755	3,650
Sales and marketing	788	774	851	1,083	904	845	837	921
Customer service	420	403	382	396	400	450	437	545
Technical operations	302	252	315	363	376	342	393	393
Development	760	773	778	781	674	899	1,055	1,267
General and administrative	2,141	2,316	2,538	2,787	2,390	2,311	2,453	2,778
Depreciation	263	242	222	235	236	236	195	206
Amortization	97	98	104	122	165	127	187	184
Impairment of goodwill and other assets	187	—	—	121	11,119	—	—	880

Total operating expenses	8,960	8,064	8,574	9,045	20,217	9,059	9,312	10,824
Income (loss) from operations	1,149	1,852	1,715	1,492	(9,161)	1,999	1,930	1,208

Interest (income) and other expense, net	(72)	(182)	241	(41)	338	(44)	(1,885)	492
Income (loss) before income taxes	1,221	2,034	1,474	1,533	(9,499)	2,043	3,815	716

Provision for income taxes	595	808	551	604	109	1,036	1,928	405

Net income (loss)	$626	$1,226	$923	$929	$(9,608)	$1,007	$1,887	$311

Basic and diluted net (loss) income per share	$0.03	$0.06	$0.04	$0.05	$(0.47)	$0.05	$0.09	$0.02
Shares used in computation of basic net income per share1	20,587	20,587	20,587	20,582	20,582	20,582	20,568	20,548
Shares used in computation of diluted net income per share	20,588	20,590	20,598	20,582	20,582	20,582	20,574	20,563
Average paying subscribers2	160,744	158,422	160,239	169,833	168,646	165,206	163,217	168,004
Costs and expenses include stock-based compensation as follows:
Cost of Revenue	$3	$3	$3	$2	$3	$2	$2	$10
Sales and Marketing	35	39	42	117	49	44	43	48
Customer Service	—	—	—	1	(23)	2	2	5
Technical Operations	33	30	31	73	44	37	37	40
Development	12	14	15	13	(55)	22	21	41
General and administrative	187	172	181	504	161	162	163	181

(1)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.

(2)	Represents average paying subscribers calculated as the sum of the average paying subscribers for each month, divided by the number of months. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $13.9 million. We have historically financed our operations with internally generated funds and offerings of equity securities.

Net cash provided by operations was $5.8 million for the year ended December 31, 2010 compared to $5.9 million for the same period in 2009.

Net cash provided by investing activities was $199,000 for 2010 compared to cash used by investing activities of $2.8 million for 2009. In 2010, the Company received $1.6 million in connection with the sale of certain real property received in 2009 as a result of a judgment in favor of the Company. Capital expenditures for 2010 and 2009 were $1.3 million and $1.4 million, respectively, representing the purchase of computer hardware and capitalized software. In 2009, the Company made its final earnout payments to the former owners of HurryDate totaling $1.4 million.

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2010 compared to cash used by financing activity of $4.3 million for 2009. Cash provided by financing activities in 2010 was primarily related to the recognition of an excess tax benefit from stock-based compensation of $1.7 million. In 2009, there was a net cash outflow in investing activities due to the repayment of $7.5 million in revolver borrowings.

The Company and its wholly-owned subsidiary, Spark Networks USA, LLC have a $25.0 million revolving credit facility with Bank of America which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014. The per annum interest rate under the Credit Agreement is LIBOR, or the Eurodollar rate under certain circumstances, plus 1.75%, 2.00% and 2.50% based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. The Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The Company is required to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00, a consolidated adjusted EBITDA of $8 million and a fixed charge coverage ratio of no less than 1.50 to 1.00. The Company is permitted to repurchase or redeem equity interests or issue dividends of up to $15 million during the first 365 days following February 7, 2011, the date of a subsequent amendment to the Credit Agreement.

As of December 31, 2010, we were in compliance with the covenants related to our Credit Agreement. At December 31, 2010, there was no balance outstanding under the Credit Agreement. The Company has paid deferred financing costs of approximately $446,000, which were included in other current assets and deposits and other assets. In the third quarter of 2009, the Company wrote off $36,000 of the remaining deferred financing costs associated with the Credit Agreement, reflecting a $5.0 million reduction in the revolving credit facility. The remaining deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Credit Agreement when amended on September 29, 2009. Amortization expense for the deferred financing costs for the year ended December 31, 2010 and December 31, 2009 were $141,000 and $148,000, respectively.

We believe that our current cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We had positive operating cash flow in 2010 and anticipate continued positive cash flow from operations. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility, or raise additional debt or issue additional equity in the private or public markets.

Contractual Obligations

The following table describes our contractual commitments and obligations as of December 31, 2010 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	$906	$163	$—	$—	$1,069
Other commitments and obligations	287	305	—	—	592

Total contractual obligations	$1,193	$468	$—	$—	$1,661

We had commitments and obligations consisting of operating leases, contracts with software licensing, communications, computer hosting and marketing service providers. Other commitments and obligations totaled $287,000 for less than one year. Contracts with other service providers are for 30 day terms or less. For contingences related to our tax positions, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Internal Control Over Financial Reporting

(a) Management’s annual report on internal controls over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Attestation Report

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Scheme of Arrangement effective July 9, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

3.1	Certificate of Incorporation of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

3.2	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

3.3	Amended and Restated Bylaws effective November 11, 2009 of Spark Networks, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009).

4.1	Rights Plan Dated July 9, 2008 Between Spark Networks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

10.1	Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(a)	First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(b)	Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(c)	Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(d)	Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(e)	Fifth Amendment to Lease, dated February 22, 2006 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).

10.1(f)	Sixth Amendment to Lease, dated March 7, 2008 (incorporated by reference to Exhibit 10.1(f) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2008).

Exhibit Number	Description of Exhibit

10.1(g)	Seventh Amendment to Lease, dated November 27, 2008 (incorporated by reference to Exhibit 10.1(g) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009).

10.2	2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2(a)	Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1/A (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.2(b)	Amendment to the 2004 Share Option Schemes, each dated November 25, 2009 (incorporated by reference to Exhibit d(6) to the Registrant’s Schedule TO filed with the Securities and Exchange Commission on December 2, 2008).

10.3(a)	Executive Employment Agreement, dated August 31, 2005, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-123228) filed with the Securities and Exchange Commission on September 16, 2005).

10.3(b)	Amendment No. 1, dated March 15, 2006, to the Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.13(a) of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 2006).

10.3(c)	Amendment No. 2, dated November 27, 2006, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2006).

10.3(d)	Amendment No. 3, dated December 29, 2009, to Executive Employment Agreement between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2009).

10.4	Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.5(a)	Executive Employment Agreement, dated February 12, 2008, between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2008).

10.5(b)	Amendment No. 1, dated December 29, 2009, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2009).

10.5(c)	Amendment No. 2, dated December 29, 2010, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2011).

10.6	Consent to Assignment and Assumption of Standstill Agreement with Great Hill Equity Partners II (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

Exhibit Number	Description of Exhibit

10.7	Amendments to 2000 and 2004 Option Schemes (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

10.8	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

10.9	Schedule of Officers and Directors who entered into Indemnification Agreements (incorporated by reference to Exhibit 10.12(a) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009).

10.10(a)	Employment Agreement dated July 2, 2008 between Spark Networks plc and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

10.10(b)	Amendment No. 1, dated December 29, 2009, to Executive Employment Agreement between the Registrant and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2009).

10.11(a)	2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

10.11(b)	Amendment No. 1 to the 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009).

10.12	Form of Stock Option Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

10.13	Form of Restricted Stock Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(B) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

10.14	Form of Restricted Stock Unit Agreement for 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(C) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2008).

10.15(a)	Executive Employment Agreement dated May 16, 2008 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2008).

10.15(b)	Amendment No. 1, dated December 30, 2009, to Executive Employment Agreement between the Registrant and Gregory J. Franchina (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2009)

10.16(a)	Executive Employment Agreement executed November 27, 2008 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2008).

10.16(b)	Amendment No. 1, dated December 29, 2009, to Executive Employment Agreement between the Registrant and Brett Zane (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2009).

Exhibit Number	Description of Exhibit

10.17	Credit Agreement dated February 14, 2009 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009).

10.17(a)	First Amendment to Credit Agreement dated as of September 29, 2009 among Spark Networks Limited, Spark Networks, Inc., Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009).

10.17(b)	Second Amendment to Credit Agreement dated as of February 7, 2011 among Spark Networks Limited, Spark Networks, Inc., Spark Networks USA, LLC, Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 25, 2011.

SPARK NETWORKS, INC.

/s/ ADAM S. BERGER
Adam S. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ADAM S. BERGER Adam S. Berger	Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2011

/s/ BRETT A. ZANE Brett A. Zane	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2011

/s/ JONATHAN B. BULKELEY Jonathan B. Bulkeley	Director	March 25, 2011

/s/ BENJAMIN A. DERHY Benjamin A. Derhy	Director	March 25, 2011

/s/ MICHAEL A. KUMIN Michael A. Kumin	Director	March 25, 2011

/s/ THOMAS G. STOCKHAM Thomas G. Stockham	Director	March 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 25, 2011

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except stock data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$13,901	$6,223
Restricted cash	996	681
Accounts receivable, net of allowance of $9 and $19	847	684
Deferred tax asset—current	43	221
Prepaid expenses and other	911	853

Total current assets	16,698	8,662
Property and equipment, net	2,520	2,277
Goodwill	9,156	8,758
Intangible assets, net	3,017	3,586
Deferred tax asset—non-current	4,882	4,707
Deposits and other assets	295	1,866

Total assets	$36,568	$29,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,371	$1,415
Accrued liabilities	3,635	4,232
Deferred revenue	4,331	4,244

Total current liabilities	9,337	9,891
Deferred tax liability	825	663
Other liabilities—non-current	1,036	978

Total liabilities	11,198	11,532
Commitments and contingencies (Note 12)
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of Common Stock, $0.001 par value; 20,587,336 issued and outstanding at December 31, 2010 and 20,581,544 shares of Common Stock as of December 31, 2009, at stated values of:	21	21
Additional paid-in-capital	52,020	48,813
Accumulated other comprehensive income.	773	638
Accumulated deficit	(27,444)	(31,148)

Total stockholders’ equity	25,370	18,324

Total liabilities and stockholders’ equity	$36,568	$29,856

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue	$40,851	$45,388	$57,266
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,749	15,207	18,715
Sales and marketing	3,496	3,507	4,234
Customer service	1,601	1,832	2,319
Technical operations	1,232	1,504	1,917
Development	3,092	3,895	4,463
General and administrative	9,782	9,932	13,290
Depreciation	962	873	867
Amortization of intangible assets other than goodwill	421	663	787
Impairment of goodwill, long-lived assets and other assets	308	11,999	1,354

Total cost and expenses	34,643	49,412	47,946

Operating income (loss)	6,208	(4,024)	9,320
Interest (income) and other expenses, net	(54)	(1,099)	107

Income (loss) before income taxes	6,262	(2,925)	9,213
Provision for income taxes	2,558	3,479	4,425

Net income (loss)	$3,704	$(6,404)	$4,788

Net income (loss) per share—basic and diluted	$0.18	$(0.31)	$0.20

Weighted average shares outstanding—basic	20,586	20,570	23,637
Weighted average shares outstanding—diluted	20,590	20,570	23,640

	Years Ended December 31,
Stock-Based Compensation	2010	2009	2008
(in thousands)
Cost of revenue	$11	$17	$44
Sales and marketing	233	184	682
Customer service	1	(14)	65
Technical operations	167	158	558
Development	54	29	553
General and administrative	1,044	667	1,966

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Ordinary Shares/ Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2007	26,133	$26	$52,262	$672	$(29,532)	$23,428
Issuance of ordinary shares upon exercise of share options and warrants	23	1	9	—	—	10
Reclasses to shares subject to rescission	—	—	7,480	—	—	7,480
Excess tax benefits from stock-based comp	—	—	2,733	—	—	2,733
Purchase of shares for retirement	(5,614)	(6)	(20,807)	—	—	(20,813)
Unrealized loss on marketable securities	—	—	—	(9)	—	(9)
Foreign currency translation adjustment, net of tax	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	3,868	—	—	3,868
Net income	—	—	—	—	4,788	4,788

BALANCE, December 31, 2008	20,542	$21	$45,545	$591	$(24,744)	$21,413
Issuance of common stock upon exercise of stock options	40	—	30	—	—	30
Excess tax benefits from stock-based comp	—	—	2,197	—	—	2,197
Foreign currency translation adjustment, net of tax	—	—	—	47	—	47
Stock-based compensation	—	—	1,041	—	—	1,041
Net loss	—	—	—	—	(6,404)	(6,404)

BALANCE, December 31, 2009	20,582	$21	$48,813	$638	$(31,148)	$18,324
Issuance of common stock upon exercise of stock options	5	—	17	—	—	17
Excess tax benefits from stock-based comp	—	—	1,680	—	—	1,680
Foreign currency translation adjustment, net of tax	—	—	—	135	—	135
Stock-based compensation	—	—	1,510	—	—	1,510
Net income	—	—	—	—	3,704	3,704

BALANCE, December 31, 2010	20,587	$21	$52,020	$773	$(27,444)	$25,370

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,704	$(6,404)	$4,788
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,383	1,536	1,654
Impairment of goodwill, long-lived assets and other assets	308	11,999	1,354
Stock-based compensation	1,510	1,041	3,868
Non-current taxes payable and other	46	(42)	(69)
Foreign exchange gain on intercompany loan	(269)	(30)	(41)
Income from asset received from legal judgment	—	(1,507)	—
Excess tax benefits from stock-based compensation	(1,680)	(3,207)	(3,032)
Deferred taxes	1,843	2,232	3,052
Changes in operating assets and liabilities:
Accounts receivable	(163)	418	331
Restricted cash	(315)	84	898
Prepaid expenses and other assets	(31)	1,089	(467)
Accounts payable and accrued liabilities	(641)	(1,443)	30
Deferred revenue	87	151	(46)

Net cash provided by operating activities	5,782	5,917	12,320

Cash flows from investing activities:
Sale of marketable securities	—	—	200
Sale of property and equipment	1,560	—	—
Purchases of property and equipment	(1,324)	(1,440)	(1,301)
Purchases of businesses and intangible assets	(37)	(32)	(1,111)
Earn out payment for acquisition of business	—	(1,355)	(770)

Net cash provided by (used in) investing activities	199	(2,827)	(2,982)

Cash flows from financing activities:
Proceeds from issuance of stock	17	30	10
Purchase of stocks for retirement	—	—	(20,813)
Excess tax benefits from stock-based compensation	1,680	3,207	3,032
Proceeds from borrowing on revolving credit facility	—	—	10,000
Payment on borrowing on revolving credit facility	—	(7,500)	(2,500)
Payment of deferred financing costs	—	(21)	(446)

Net cash provided by (used in) financing activities	1,697	(4,284)	(10,717)

Net increase (decrease) in cash	7,678	(1,194)	(1,379)
Cash and cash equivalents at beginning of year	6,223	7,417	8,796

Cash and cash equivalents at end of year	$13,901	$6,223	$7,417

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$159	$140
Cash paid for income taxes	$874	$1,232	$1,345

Supplemental disclosure of non-cash investing and financing activities:
Hold-back in acquisition of business	$—	$(250)	$250

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

The common stock of Spark Networks, Inc., a Delaware corporation (the “Company”) is traded on the NYSE Amex (formerly the American Stock Exchange).

On December 31, 2010, Spark Networks Limited (“SNUK”) distributed its shareholdings in each of HurryDate, LLC; MingleMatch, Inc.; Kizmeet, Inc.; SN Holdco, LLC; SN Events, Inc.; Reseaux Spark Canada Ltd. and Spark SocialNet, Inc. by transferring its shares in those companies to Spark Networks, Inc. Spark Networks, Inc. subsequently transferred all of its shares in the same companies to LOV USA, LLC, a newly formed and wholly owned subsidiary of Spark Networks, Inc. SNUK continues to hold all of the shares of Spark Networks (Israel) Limited, VAP AG and JDate Limited. In addition, SNUK now holds all of the shares of Spark Networks USA, LLC, a newly formed subsidiary into which SNUK has transferred all of its United States based assets.

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

Effective September 24, 2007, the nature of the intercompany loan between the Company and its Israel subsidiary was changed from a long term investment to a loan which the Company expects to be settled. The foreign exchange gains and losses related to this loan are recorded as part of net income and excluded from accumulated other comprehensive income (loss). For the years ended December 31, 2010 and 2009, the Company recorded a foreign exchange gain of approximately $269,000 and $30,000 related to the intercompany loan, respectively.

The results of the subsidiaries have been incorporated in the financial results of the consolidated entity since the date of acquisition.

Reclassification

Certain prior year financial information has been reclassified to conform to current year classifications.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2010, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with the latest guidance.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents.

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2010 and 2009, the Company had $996,000 and $681,000 in restricted cash, respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for membership fees pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company records a reserve based on historical chargeback levels experienced over the preceding three-month period and reviews its accounts receivable from advertisers on a monthly basis. The allowance for doubtful accounts as of December 31, 2010 and 2009 is $9,000 and $19,000, respectively.

Prepaid Advertising Expenses

In certain circumstances, the Company pays in advance for advertising, and expenses the prepaid amounts over the contract periods as the vendors deliver on their commitment. The Company evaluates the realization of prepaid amounts at each reporting period, and expenses prepaid amounts upon delivery of services or if it determines that a vendor will be unable to deliver on its commitment and is not willing or able to repay the undelivered prepaid amount.

Web Site and Software Development Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Product development costs are expensed as incurred or capitalized into property and equipment. Costs incurred in the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the application development stage of a project are capitalized.

In accordance with the “Accounting for Web Site Development Costs” guidance, the Company expenses costs related to the planning and post implementation phases of Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for a Web site are included in expenses in the accompanying consolidated statements of operations.

Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2010	2009	2008
Capitalized	$1,100	$874	$605
Expensed	(504)	(176)	(143)
Impairment	(121)	(110)	(119)
Unamortized Balance	$1,621	$1,146	$558

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions, specifically allocated to reporting units. The Company determines its reporting unit and operating segment through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance. Annually, the Company analyzes the fair value of each reporting unit to assess if the fair value exceeds the carrying value. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. If fair value is below the carrying amount of the reporting unit, the company assesses what the fair value of the reporting unit is and impairs the excess. As of December 31, 2010 and 2009, the Company had unamortized goodwill of approximately $9.2 million and $8.8 million, respectively.

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

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. Fair value measurements utilized for assets under non recurring measurements were measured with Level 3 unobservable inputs.

For the years 2010, 2009 and 2008, the Company impaired approximately $121,000, $110,000 and $119,000 of capitalized software development costs when management determined that a web-based product failed to perform to Company standards.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Direct marketing costs are expensed in the period incurred and primarily represent online marketing, including payments to search engines and affiliates, and offline marketing, including radio, billboards, television and print advertising. For the years ended December 31, 2010, 2009 and 2008, the Company incurred direct marketing costs amounting to approximately $10.7 million, $12.1 million and $15.0 million, respectively.

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development

The Company’s development expenses relate primarily to salaries and wages for personnel involved in the development, enhancement and maintenance of its Web sites and services.

General and Administrative

The Company’s general and administrative expenses relate primarily to salaries and wages for corporate personnel, professional fees, occupancy and other overhead costs.

Stock-based Compensation

The Company adopted the “Stock-Based Payment” guidance in 2005 using the modified prospective approach.

Prior to our adoption of the guidance, the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2010 and 2009, the Company recognized cash inflows of approximately $1.7 million and $3.2 million, respectively, related to a tax benefit from stock-based compensation.

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2010	2009	2008
Expected life in years	4.56	4.56	4.56
Dividend per share	—	—	—
Volatility	40.0-45.0%	40.0-45.0%	40.0-45.0%
Risk-free interest rate	1.0-3.0%	2.0-3.0%	2.0-3.0%

The Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2010, 2009 and 2008, there were three groups of employees whose behavior was significantly different from each other. Therefore, the Company estimated different forfeiture rates for each group.

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended December 31, (in thousands)
	2010	2009	2008
Net income (loss)	$3,704	$(6,404)	$4,788
Changes in unrealized (losses)/gain in available for sale securities, net of taxes	—	—	(9)
Foreign currency translation adjustment	135	47	(72)

Total comprehensive income (loss)	$3,839	$(6,357)	$4,707

Accumulated other comprehensive income consists of the following:

	As of December 31, (in thousands)
	2010	2009	2008
Foreign currency translation adjustment	$773	$638	$591

Total accumulated other comprehensive income	$773	$638	$591

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

	For the Year Ended December 31
	2010	2009	2008
Net Income (Loss) Per Common Share—Basic
Net income (loss) applicable to common stock	$3,704	$(6,404)	$4,788
Weighted average shares outstanding-basic	20,586	20,570	23,637

Basic Net Income (Loss) Per Share	$0.18	$(0.31)	$0.20

Net Income (Loss) Per Common Share—Diluted
Net income (loss) applicable to common stock	$3,704	$(6,404)	$4,788
Weighted average shares outstanding-basic	20,586	20,570	23,637
Dilutive options using the treasury stock method	4	—	3

Weighted average shares outstanding-diluted	20,590	20,570	23,640

Diluted Net Income (Loss) Per Share	$0.18	$(0.31)	$0.20

Options to purchase 3.3 million, 3.4 million and 3.4 million shares for fiscal years 2010, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because the options were anti-dilutive.

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

The Company estimates the amount of chargebacks that will occur in future periods to offset current revenue. The Company’s revenue is collected through online credit card transactions. As such, the Company is subject to revenue reversals or “chargebacks” by consumers generally up to 90 days subsequent to the original sale date. The Company accrues chargebacks based on historical trends relative to sales levels by Web site. Fines are levied by the major credit card companies when chargeback expenses exceed certain thresholds. The Company estimates fines based on discussions with its merchant processing companies combined with standard fine schedules provided by the major credit card companies.

Recent Accounting Developments

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company has not yet determined the effect that the adoption of this accounting standard will have on its consolidated financial statements.

2. Income Taxes

Income (loss) before income taxes	Year Ended December 31,
(in thousands)	2010	2009	2008
U.S	$5,986	$(2,978)	$8,883
Foreign	276	53	330

	$6,262	$(2,925)	$9,213

Provision (benefit) for income taxes	Year Ended December 31,
(in thousands)	2010	2009	2008
Current
Federal	$1,920	$3,769	$3,152
State	518	638	1,048
Foreign	2	52	209

	2,440	4,459	4,409

Deferred
Federal	60	(1,145)	183
State	35	210	(327)
Foreign	115	(92)	162

	210	(1,027)	18

Valuation Allowance	(92)	47	(2)

	$2,558	$3,479	$4,425

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of Effective Income Tax Rate:	Year Ended December 31,
	2010	2009	2008
Provision on earnings at federal statutory rate	34.0%	34.0%	35.0%
State tax provision, net of federal benefit	4.8	5.8	4.9
Goodwill Impairment	—	(126.4)	—
Nondeductible expenses	0.3	(1.9)	0.5
Tax reserves	0.6	(1.6)	0.6
Change in effective tax rates	0.3	(6.9)	—
Foreign tax rate differential	(4.3)	(9.7)	0.5
Valuation allowance	3.0	(1.6)	—
Write down of deferred tax asset	—	(10.2)	—
Other	2.2	(0.4)	6.6

Total provision (benefit) for income taxes	40.9%	(118.9)%	48.1%

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

The components of the deferred income tax asset/(liability) for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Net operating loss carry-forward	$940	$691	$731
Depreciation and amortization	1,383	1,546	818
Compensation accruals	2,234	2,022	2,914
Credits	905	793	614
Other	534	776	1,110

Total before valuation allowance	5,996	5,828	6,187
Less: Valuation allowance	(805)	(617)	(570)

Total deferred income tax asset	5,191	5,211	5,617

Deferred income tax liabilities
Foreign Intangible assets	(814)	(649)	(742)
Other	(277)	(297)	(577)

Total deferred income tax liabilities	(1,091)	(946)	(1,319)

Total net deferred income tax assets	$4,100	$4,265	$4,298

Due to uncertainty with regard to the Company’s ability to realize certain deferred tax assets, the Company has maintained a valuation allowance of approximately $805,000 against its deferred tax assets as of December 31, 2010.

Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax assets at December 31, 2010 for which a valuation allowance was determined to be unnecessary will be

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realized in the ordinary course of operations based on the available positive and negative evidence, primarily the Company’s projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

At December 31, 2010, the Company has gross net operating loss carry-forwards (“NOL”) for income tax purposes of approximately $10.0 million and $36.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

At December 31, 2010, the Company has federal income tax credit carry-forwards for income tax purposes of approximately $0.9 million available to reduce future federal income tax.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL resulting from excess tax benefits. As of December 31, 2010, deferred tax assets do not include approximately $4.9 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $4.9 million if and when such excess tax benefits are realized. During 2010, approximately $1.7 million related to net excess tax benefits were realized.

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

The following table summarizes the activity related to our unrecognized tax positions:

(in thousands)	Total
Balance at December 31, 2009	$839
Additions based on tax positions related to the current year
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2010	$839

Included in the unrecognized tax benefits of $0.8 million at December 31, 2010 was $0.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

As of December 31, 2010 and 2009, the Company had recorded a $196,000 and $138,000 accrual for interest and penalties on unrecognized tax benefits, respectively. Interest expenses of $58,000, $72,000 and $66,000 were recognized in the years ended December 31, 2010, 2009 and 2008, respectively. The Company does not expect any significant decreases to its unrecognized tax benefit within the next 12 months.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2007; state and local income tax examinations before 2006; and foreign income tax examinations before 2006. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company’s 2008 federal income tax return is currently under examination by the Internal Revenue Service (“IRS”). The Company is not currently under examination by any other state, local or foreign jurisdictions.

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

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
(in thousands)	2010	2009
Computer equipment	$3,258	$5,200
Computer software	3,992	4,924
Furniture, fixtures and equipment	665	1,360
Leasehold Improvements	697	692

	8,612	12,176
Less: Accumulated depreciation	(6,092)	(9,899)

	$2,520	$2,277

Depreciation expense, for the years ended December 31, 2010 and 2009, was $962,000 and $873,000, respectively, and is calculated on the straight-line basis over three years.

5. Goodwill and Other Intangible Assets

Jewish Networks and Other Affinity Networks are the only operating units with goodwill balances. Jewish Networks goodwill balance at December 31, 2010 and 2009 was $7.3 million and $6.8 million, respectively. Other Affinity Networks goodwill balance at December 31, 2010 and 2009 was $1.9 million. The following table shows the activity and balances related to goodwill from January 1, 2009 to December 31, 2010 (in thousands):

	Gross Goodwill		Accumulated Impairments		Net Goodwill
Balance at January 1, 2009	$21,093		$(3,129)		$17,964
Acquisitions	1,355		—		1,355
Impairment	—		(10,605	)(2)	(10,605)
Foreign currency	44	(1)	—		44

Balance at December 31, 2009	$22,492		$(13,734)		$8,758
Foreign currency	398	(1)	—		398

Balance at December 31, 2010	$22,890		$(13,734)		$9,156

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Represents foreign currency translation adjustments related to the Jewish Networks reporting unit.

2.	Represent the goodwill impairment of approximately $9.3 million and $1.4 million related to the Other Affinity and HurryDate reporting units, respectively.

In 2010, the Company performed its annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The Company estimates the fair value of the reporting unit based on the market approach and income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The Company used a discount rate which it believes reflects the risks and uncertainty related to each reporting unit. The analysis concluded that the estimated fair value of the Jewish Networks business was significantly higher than its carrying value and the estimated fair value of the Other Affinity Networks business was slightly higher than its carrying value. As a result, the Company performed the second step under the guidance to assess the fair value of the assets and liabilities of the Other Affinity Networks. At the conclusion of the analysis, it was determined that an impairment was not warranted. However, due to the proximity of the carrying value to fair value, the Company will regularly monitor the fair value of Other Affinity Networks.

In 2009, the Company performed its annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. Based upon several valuation assumptions, including lower expected performance and lower industry multiples, the analysis concluded that the carrying value of the Other Affinity Networks business was higher than its estimated fair value. As a result, the Company performed the second step under the guidance to assess the fair value of the assets and liabilities of Other Affinity Networks. The analysis resulted in impairment to goodwill and domain names of $9.3 and $1.3 million, respectively. In 2009, the Company paid the final $1.4 million in earn-out payments for the HurryDate business. Since there was no significant improvement in the HurryDate business in 2009, the earn-out payments were recorded as impairment expense based on the goodwill impairment analysis done in 2009 and 2008. There were no additional impairments as a result of the assessment.

Goodwill of $9.2 million and $8.8 million, as of December 31, 2010 and 2009, respectively, is mainly related to the purchase of Pointmatch in January 2004, MingleMatch, Inc. in May 2005, and LDSSingles in May 2006. Finite-lived intangible assets, consisting of purchased databases and technologies, are amortized over the expected periods of benefits (three years for member databases, three months for subscriber databases and five years for technologies). Indefinite-lived intangible assets, consisting of purchased domain names, are not amortized. Intangible assets consist of the following:

	As of December 31, 2010		As of December 31, 2009
(in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Member databases	$3,448	$(3,448)	$3,448	$(3,373)
Purchased technologies	2,332	(1,568)	2,332	(1,222)
Domain names	2,253	—	2,401	—

	$8,033	$(5,016)	$8,181	$(4,595)

Amortization expense for finite-lived intangible assets for the year ended December 31, 2010 and 2009 was $421,000 and $663,000, respectively. Amortization expense is expected to be $370,000 for the year ending December 31, 2011, and $211,000 and $182,000 in 2012 and 2013, respectively. In 2010, largely based on the

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation of existing domain names, the Company recorded an impairment charge of approximately $187,000 for domain names it deemed to not have substantial value.

6. Accrued Liabilities

Accrued liabilities consist of the following:	December 31,
	2010	2009
	(in thousands)
Advertising	$866	$1,036
Accrued compensation	1,577	1,710
Other accrued liabilities	1,192	1,486

Total	$3,635	$4,232

7. Income on Possession of Assets

In the year ended December 31, 2009, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik. On February 1, 2010, the Company entered into a purchase agreement to sell such real property. The Company closed the transaction in the second quarter of 2010. In 2009, the Company recorded other income of $1.5 million in Interest (income) and other expenses, net on the Consolidated Statements of Operations and recorded the asset as Deposits and Other Assets on the Consolidated Balance Sheets.

8. Notes Payable

Revolving Credit Facility

The Company and its wholly-owned subsidiary, Spark Networks USA, LLC have a $25.0 million revolving credit facility with Bank of America which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014. The per annum interest rate under the Credit Agreement is LIBOR, or the Eurodollar rate under certain circumstances, plus 1.75%, 2.00% and 2.50% based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. The Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The Company is required to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00, a consolidated adjusted EBITDA of $8 million and a fixed charge coverage ratio of no less than 1.50 to 1.00. The Company is permitted to repurchase or redeem equity interests or issue dividends of up to $15 million during the first 365 days following February 7, 2011, the date of a subsequent amendment to the Credit Agreement.

As of December 31, 2010, the Company was in compliance with the covenants related to the Credit Agreement. At December 31, 2010, there was no balance outstanding under the credit agreement. The Company has paid deferred financing costs of approximately $446,000, which were included in other current assets and deposits and other assets. In the third quarter of 2009, the Company wrote off $36,000 of the remaining deferred financing costs associated with the Credit Agreement, reflecting a $5.0 million reduction in the revolving credit facility. The remaining deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Credit Agreement when amended on September 29, 2009. Amortization expense for the deferred financing costs for the year ended December 31, 2010 and December 31, 2009 were $141,000 and $148,000, respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ Equity

Stock Repurchases

The Company did not repurchase any stock in 2010 or 2009. For the year ended December 31, 2008, the Company repurchased 5.6 million shares of common stock, at weighted average price of $3.70. All stock repurchased has been retired.

Employee Equity Incentive Plans

As of July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) authorizing and reserving 2.5 million options. Prior to the Company’s incorporation and Scheme of Arrangement, Spark Networks plc had two share Option Plans, the MatchNet plc 2000 Executive Share Option Plan (the “2000 Plan”) and Spark Networks plc 2004 Share Option Plan (the “2004 Plan”). As of July 9, 2007, no further options will be granted under the 2000 Plan or the 2004 Plan and there are no options outstanding under the 2000 Plan; however, pursuant to the provisions of the 2004 Plan, all outstanding options previously granted under the 2004 Plan continue in full force and effect.

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

As of December 31, 2010, total unrecognized compensation cost related to non-vested stock options was $1.8 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Granted, weighted average fair value per share	$1.07	$0.79	$1.71
Exercised, weighted average intrinsic value per share	$0.46	$1.63	$1.24
Aggregate intrinsic value of options outstanding and exercisable (in thousands)	$371	$0	$73

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to outstanding stock options is as follows, (in thousands, except Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Outstanding at December 31, 2008	3,643	$5.62
Granted	3,200	2.98
Exercised	(40)	0.80
Expired	(3,260)	5.69
Forfeited	(156)	3.62

Outstanding at December 31, 2009	3,387	$3.28
Granted	210	2.99
Exercised	(5)	3.00
Expired	(124)	4.50
Forfeited	(104)	3.22

Outstanding at December 31, 2010	3,364	$3.12

Option Range Summary

As of December 31, 2010

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$3.91 - $8.60	193	3	$5.19	172	3	$5.27
$3.00	3,019	7	$3.00	1,664	7	$3.00
$2.18 - $2.99	152	5	$2.55	47	5	$2.60

	3,364	7	$3.12	1,883	7	$3.20

As of December 31, 2009
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$3.91 - $8.60	279	4	$5.30	186	4	$5.31
$3.00	2,951	8	$3.00	155	6	$3.00
$2.18 - $2.99	157	7	$2.54	12	6	$2.96

	3,387	8	$3.28	353	5	$4.22

Options granted prior to 2006, were priced in foreign currency, weighted average price per share calculations are impacted by foreign currency exchange fluctuations.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2010, 2009 and 2008 were approximately $333,000, $343,000 and $342,000, respectively.

11. Segment Information

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments which were principally determined based on similarity of economic characteristics. During the third quarter of 2007, the Company changed its financial reporting to include data on four newly-defined operating segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label websites; (2) General Market Networks, which consists of AmericanSingles.com and Date.ca, which were both rebranded as Spark.com in December of 2009 and Date.co.uk which was rebranded as Spark.com in February 2010 and their respective co-branded and private label websites; (3) Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other websites and businesses. The change was a result of the change to the Company’s overall revenue mix and how management reviews information to assess financial performance. The Company believes the new segments will provide investors with a more accurate picture of the performance of the business.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31
(in thousands)	2010	2009	2008
Revenue
Jewish Networks	$27,440	$28,842	$33,740
Other Affinity Networks	11,279	12,771	13,749
General Market Networks	1,168	2,692	7,762
Offline and Other Businesses	964	1,083	2,015

Total Revenue	$40,851	$45,388	$57,266

Direct Marketing Expenses
Jewish Networks	$2,321	$2,346	$2,519
Other Affinity Networks	7,292	8,502	7,875
General Market Networks	582	676	3,488
Offline and Other Businesses	535	541	1,128

Total Direct Marketing Expenses	$10,730	$12,065	$15,010

Unallocated Operating Expense	23,913	37,347	32,936

Operating Income (Loss)	$6,208	$(4,024)	$9,320

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

The Company operates several international Web sites, however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenue represent sales generated outside the U.S. where the Company has its principal operations. Revenue and identifiable assets by, excluding deferred tax assets, by geographical area are as follows:

	Years Ended December 31
(in thousands)	2010	2009	2008
Revenue
United States	$36,849	$41,413	$52,408
Israel	4,002	3,975	4,858

Total Revenue	$40,851	$45,388	$57,266

	As of December 31,
	2010	2009
Non-Current Assets
United States	$8,072	$9,898
Israel	6,917	6,589

Total	$14,989	$16,487

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

Operating Leases

The Company leases its office facilities under operating lease agreements effective through April 2012, providing for annual minimum lease payments as follows (amounts in thousands):

Year Ending
2011	$906
2012	163

Total	$1,069

Rental expense under non-cancelable operating leases with scheduled rent increases or free rent is accounted for on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense through terms of the lease.

The Company recognized rent expense under operating leases of $1.3 million, $1.3 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008 respectively.

Other Commitments and Obligations

The Company has other commitments and obligations consisting of legal settlements and contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $287,000 for less than one year and $305,000 between one and three years. Contracts with other service providers are for 30 day terms or less.

Year Ending (amounts in thousands)
2011	$287
2012	305

Total	$592

Legal Proceedings

Spark Network Services, Inc. v. Match.com, LP, eHarmony.com, Inc., Various, Inc., True Beginnings, LLC, Perfect Match LLC, Plentyoffish Media, Inc. and Spark Networks, Inc.

On January 30, 2007, Spark Network Services, Inc. initiated an action in the United States District Court for the Northern District of Illinois, Eastern Division. On December 4, 2007, Plaintiff, Spark Network Services, filed an Amended Complaint, adding Spark Networks, Inc. as a defendant. Spark Network Services asserted in the Amended Complaint that Spark Networks, Inc. infringed certain claims of U.S. Patent No. 6,272,467 by allegedly “using the ‘467 patent’s claimed methods for automated two way matching of selected traits and preferences for determining the users’ compatibility.” Spark Networks, Inc. filed an Answer in which it denied infringing the ‘467 patent and asserted that the ‘467 patent is invalid. On January 7, 2008, defendants Match.com and eHarmony.com filed a motion asking the Court to stay the litigation pending the outcome of a reexamination proceeding that had been requested in the U.S. Patent Office with respect to the ‘467 patent. The reexamination request alleges that the asserted (and other) claims of the ‘467 patent are invalid based on certain prior art. On January 28, 2008, the reexamination request was granted by the Patent Office. The litigation was then stayed on February 21, 2008. The parties settled the case on March 16, 2010 and on March 22, 2010, a stipulated proposed order to dismiss the case was filed with the court. On March 24, 2010, the court dismissed the case.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc., Spark Networks Limited and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On September 10, 2009, the Court granted our motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion. ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ motion to dismiss on June 28, 2010. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s orders to the United States Court of Appeals for the Fifth Circuit and filed Appellant’s Opening Brief on November 10, 2010. On December 22, 2010, Spark Networks filed its Appellee’s Brief with the Court. ISYSTEMS filed Appellant’s Reply Brief on January 18, 2011. The case is now fully briefed and ISYSTEMS’ appeal remains pending.

Ness Interactive v. Spark Networks Limited

On January 22, 2010, Spark Networks Limited was served with a complaint from Ness Interactive alleging that Spark Networks engaged in unfair competition by bidding on certain online advertising keywords in France. Spark Networks Limited filed its initial response on October 15, 2010 and counterclaimed that Ness engaged in unfair competition. The parties have executed a settlement agreement, but the case has not yet been dismissed by the court.

L.I.S.T. Incorporated v. Spark Networks, Inc. et al

On March 11, 2010, L.I.S.T. Incorporated initiated a class action lawsuit against Spark Networks, Inc., Adam S. Berger, Jonathan B. Bulkeley, Benjamin Derhy, Thomas G. Stockham, Michael A. Kumin, Great Hill Equity Partners III, LP and Great Hill Partners, LLC in the Court of Chancery of the State of Delaware, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP and certain of its affiliates (“Great Hill”) to purchase all of the shares of Spark Networks, Inc. that it does not already own. On September 10, 2010, the Company announced that the Board of Directors had disbanded the Special Committee of independent directors which had been formed to consider the proposal made by Great Hill to purchase all of the outstanding shares of common stock of the Company not owned by Great Hill and other strategic alternatives available to the Company.

Mike Shaffer v. Spark Networks, Inc. et al

On March 24, 2010, Mike Shaffer initiated a class action lawsuit against Adam Berger, Michael Kumin, Jonathan Bulkeley, Benjamin Derhy, Thomas G. Stockham, Spark Networks, Inc., Great Hill Partners, LLC and Great Hill Equity Partners III, LP in the Superior Court of California, County of Los Angeles, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own. As previously reported in the Company’s Form 10-Q for the period ending June 30, 2010, this action was dismissed by the plaintiff without prejudice on June 18, 2010.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Spark Networks USA, LLC v. Humor Rainbow, Inc., Zoosk, Inc. and Embrace, Inc.

On February 16, 2011, Spark Networks, Inc.’s indirect subsidiary, Spark Networks USA, LLC, filed a complaint against Humor Rainbow, Inc., in the United States District Court for the Central District of California, Southern Division. On March 4, 2011, Spark Networks USA, LLC filed an amended complaint with the Court adding defendants Zoosk, Inc. and Embrace, Inc. The complaint alleges that, among other things, the defendants have infringed and continue to infringe on a patent owned by Spark Networks USA, LLC.

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

13. Related Party Transactions

On December 1, 2005, the Company and Great Hill Equity Partners II (the “Stockholder”) entered into a standstill agreement (the “Standstill Agreement”) pursuant to which the Stockholder agreed that its ability to increase its beneficial ownership of the Company’s securities would be subject to the terms and conditions of the Standstill Agreement, which had a term of five years. Pursuant to the Standstill Agreement, Great Hill Equity Partners II agreed that it would not, other than through bona fide all cash offers made in accordance with the terms of the Standstill Agreement to all of the Company’s stockholders or share repurchases or other actions initiated by the Company, acquire or seek to acquire beneficial ownership of any of our voting securities (or rights to acquire any class of our securities or any subsidiary thereof) or participate in any tender, takeover or exchange offer or other business combination, or any recapitalization, restructuring, dissolution or other extraordinary transaction if (1) prior to giving effect thereto, the Great Hill group beneficially owns less than 60% of Total Voting Power and (2) after giving effect, the Great Hill Group would beneficially own more than 29.9% of Total Voting Power.

On March 2, 2010, the Company granted a partial waiver of the Standstill Agreement to the extent necessary to allow the Special Committee of the Board of Directors to receive, discuss and negotiate a proposal by the Great Hill Group to purchase all of the outstanding shares of common stock of the Company not owned by the Great Hill Group, at a cash purchase price of $3.10 per share. The waiver automatically (but not retroactively) terminated when, on September 10, 2010, the Company announced that the Board of Directors had disbanded the Special Committee of independent directors which had been formed to consider the proposal made by Great Hill to purchase all of the outstanding shares of common stock of the Company not owned by Great Hill and other strategic alternatives available to the Company.

The Standstill Agreement terminated by its terms on December 1, 2010.

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

	Three Months Ended (1)
(in thousands, except per share amount)	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Consolidated Statement of Operations Data:
Revenue	$10,109	$9,916	$10,289	$10,537	$11,056	$11,058	$11,242	$12,032
Cost of revenue	4,002	3,206	3,384	3,157	3,953	3,849	3,755	3,650
Sales and marketing	788	774	851	1,083	904	845	837	921
Customer service	420	403	382	396	400	450	437	545
Technical operations	302	252	315	363	376	342	393	393
Development	760	773	778	781	674	899	1,055	1,267
General and administrative	2,141	2,316	2,538	2,787	2,390	2,311	2,453	2,778
Depreciation	263	242	222	235	236	236	195	206
Amortization	97	98	104	122	165	127	187	184
Impairment of goodwill and other assets	187	—	—	121	11,119	—	—	880

Total operating expenses	8,960	8,064	8,574	9,045	20,217	9,059	9,312	10,824
Income (loss) from operations	1,149	1,852	1,715	1,492	(9,161)	1,999	1,930	1,208

Interest (income) and other expenses, net	(72)	(182)	241	(41)	338	(44)	(1,885)	492
Income (loss) before income taxes	1,221	2,034	1,474	1,533	(9,499)	2,043	3,815	716

Provision for income taxes	595	808	551	604	109	1,036	1,928	405

Net income (loss)	$626	$1, 226	$923	$929	$(9,608)	$1,007	$1,887	$311

Basic and diluted net income (loss) per share	$0.03	$0.06	$0.04	$0.05	$(0.47)	$0.05	$0.09	$0.02
Shares used in computation of basic net income (loss) per share	20,587	20,587	20,587	20,582	20,582	20,582	20,568	20,548
Shares used in computation of diluted net income (loss) per share	20,588	20,590	20,598	20,582	20,582	20,582	20,574	20,563

(1)	Prior period information has been reclassifed to current period presentation

15. Subsequent Events (unaudited)

The Company evaluated subsequent events through the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC).