Form 10-Q
period 2011-03-31
SPARK NETWORKS INC
filed 2011-05-12
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant had 20,587,336 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2011.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,888	$13,901
Restricted cash	827	996
Accounts receivable	611	847
Deferred tax asset – current	45	43
Prepaid expenses and other	990	911

Total current assets	16,361	16,698
Property and equipment, net	2,588	2,520
Goodwill	9,286	9,156
Intangible assets, net	2,939	3,017
Deferred tax asset – non-current	4,882	4,882
Deposits and other assets	351	295

Total assets	$36,407	$36,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,136	$1,371
Accrued liabilities	2,903	3,635
Deferred revenue	4,978	4,331

Total current liabilities	9,017	9,337
Deferred tax liability	872	825
Other liabilities – non-current	1,036	1,036

Total liabilities	10,925	11,198
Commitments and contingencies (Note 6)

Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,587,336 at March 31, 2011 and December 31, 2010, at stated values of:	21	21
Additional paid-in-capital	52,281	52,020
Accumulated other comprehensive income	808	773
Accumulated deficit	(27,628)	(27,444)

Total stockholders’ equity	25,482	25,370

Total liabilities and stockholders’ equity	$36,407	$36,568

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$10,960	$10,537

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	5,815	3,157
Sales and marketing	900	1,083
Customer service	461	396
Technical operations	414	363
Development	745	781
General and administrative	2,363	2,787
Depreciation	290	235
Amortization of intangible assets	98	122
Impairment of goodwill, long-lived assets and other assets	—	121

Total cost and expenses	11,086	9,045

Operating (loss) income	(126)	1,492
Interest (income) and other expenses, net	(57)	(41)

(Loss) income before income taxes	(69)	1,533
Provision for income taxes	115	604

Net (loss) income	$(184)	$929

Net (loss) income per share—basic and diluted	$(0.01)	$0.05

Weighted average shares outstanding – basic and diluted	20,587	20,582

	Three Months Ended March 31,
	2011	2010
Stock-based compensation
Cost of revenue	$2	$2
Sales and marketing	34	117
Customer service	—	1
Technical operations	31	73
Development	12	13
General and administrative	182	504

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(184)	$929
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	388	357
Foreign exchange (gain) on intercompany loan	(84)	(74)
Impairment of goodwill and long-lived assets	—	121
Other	2	(20)
Stock-based compensation	261	710
Deferred taxes	45	40
Changes in operating assets and liabilities:
Accounts receivable	236	(182)
Restricted cash	169	11
Prepaid expenses and other assets	(156)	(66)
Accounts payable and accrued liabilities	(1,041)	(1,751)
Deferred revenue	647	60

Net cash provided by operating activities	283	135

Cash flows from investing activities:
Purchases of property and equipment	(283)	(274)
Purchases of intangible assets	(13)	—

Net cash used in investing activities	(296)	(274)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	15

Net cash provided by financing activities	—	15

Net decrease in cash	(13)	(124)
Cash and cash equivalents at beginning of period	13,901	6,223

Cash and cash equivalents at end of period	$13,888	$6,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$31	$85

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

The common stock of Spark Networks, Inc., a Delaware corporation (the “Company”) is traded on the NYSE Amex.

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

The consolidated financial statements on this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010.

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

	Three Months Ended March 31, (in thousands)
	2011	2010
Net (loss) income	$(184)	$929
Foreign currency translation adjustment, net of taxes	35	38

Total comprehensive (loss) income	$(149)	$967

2.	Net Income per Share

The Company calculates and presents the net income per share of both basic and diluted net (loss) income per share. Basic net income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net (loss) income per share includes the effect of potential shares of stock outstanding, including dilutive stock options and warrants, using the treasury stock method.

	For the Three Months Ended March 31,
	2011	2010
	(in thousands except per share data)
Net (Loss) Income Per Share of Common Stock– Basic and Diluted
Net (loss) income applicable to common stock	$(184)	$929
Weighted average shares outstanding-basic and diluted	20,587	20,582

Net (loss) Income Per Share- Basic and Diluted	$(0.01)	$0.05

Options to purchase 3.3 million shares and 3.2 million shares for the three months ending March 31, 2011 and 2010, respectively, were not included in the computation of diluted net income per share because the options were anti-dilutive.

3.	Revolving Credit Facility

As of March 31, 2011, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC had a $25,000,000 revolving credit facility with Bank of America which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014. The per annum interest rate under the Credit Agreement is LIBOR, or Eurodollar rate under certain circumstances, plus 1.75%, 2.00% and 2.50% based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. The Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The Company is required to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00, and a fixed charge coverage ratio of no less than 1.50 to 1.00. The Company is permitted to repurchase or redeem equity interests or issue dividends of up to $15,000,000 during the first 365 days following February 7, 2011, the date of a subsequent amendment to the Credit Agreement.

On May 11, 2011, the parties executed a Third Amendment to the Credit Agreement (the “Amendment”).

The Amendment requires the Company to maintain a consolidated adjusted EBITDA for each fiscal quarter ending on March 31, 2011 through September 30, 2011 of $400,000; for the quarter ending on December 31, 2011 of $750,000; for each quarter ending on March 31, 2012 through June 30, 2012 of $1,000,000; for each quarter ending on September 30, 2012 through December 31, 2012 of $1,500,000; and for each quarter ending on or after March 31, 2013 of $2,000,000. In addition, the Amendment requires the Company to maintain a trailing twelve month contribution level of $20,000,000 from its Jewish Networks segment for each fiscal quarter ending on or after the date of the Amendment.

In addition, the Amendment reduced the total commitment under the credit facility from $25,000,000 to $15,000,000.

The Company was compliant with the Amended Agreement’s customary affirmative and negative covenants, as of March 31, 2011.

At March 31, 2011, there was no outstanding amount under the Amended Agreement. In connection with the Initial Agreement and the Amended Agreement, the Company paid deferred financing costs of approximately $446,000 and $80,000, respectively. Costs associated with both the Initial and the Amended Agreements were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Amended Agreement. Amortization expense for the deferred financing costs for the three months ended March 31, 2011 and March 31, 2010 were $16,000 and $35,000, respectively.

4.	Stockholders’ Equity

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense is approximately $1 million and will be recognized over the four year vesting term of newly issued options. The incremental expense recognized for the three months ended March 31, 2011 and 2010 were $43,000 and $210,000, respectively.

Employee Stock Option Plans

As of July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) authorizing and reserving 2.5 million options. In connection with the Company’s Scheme of Arrangement, the 2004 Share Option Plan was frozen and no further options will be granted; however, all outstanding options previously granted thereunder continue in full force and effect.

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

As of March 31, 2011, total unrecognized compensation cost related to unvested stock options was $1.6 million. This cost is expected to be recognized over an approximate weighted-average period of two years. The following table describes option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2010	3,364	$3.12
Granted	55	3.20
Exercised	—	—
Forfeited	(12)	2.92
Expired	—	—

Outstanding at March 31, 2011	3,407	$3.11

Stockholder Rights Plan

In July 2007, the Company adopted a stockholder rights plan . The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain takeover-related events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an “Acquiring Person” pursuant to the rights plan, to purchase additional common stock at a 50% discount to their fair market value. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered.

5.	Segment Information

The Company has four operating segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label Web sites; (2) Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups including BlackSingles.com and ChristianMingle.com; (3) General Market Networks, which consists of AmericanSingles.com and Date.ca which were both rebranded as Spark.com in December of 2009 and Date.co.uk which was rebranded as Spark.com in February 2010 and their respective co-branded and private label Web sites; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions to HurryDate.com.

	Three Months Ended March 31,
(in thousands)	2011	2010
Revenue
Jewish Networks	$6,899	$7,080
Other Affinity Networks	3,764	2,974
General Market Networks	190	370
Offline & Other Businesses	107	113

Total Revenue	$10,960	$10,537

Direct Marketing Expenses
Jewish Networks	$659	$507
Other Affinity Networks	4,039	1,714
General Market Networks	312	139
Offline & Other Businesses	30	43

Total Direct Marketing Expenses	$5,040	$2,403

Unallocated operating expenses	6,046	6,642

Operating (loss) income	$(126)	$1,492

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

6.	Commitments and Contingencies

Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of litigation and claims.

L.I.S.T. Incorporated v. Spark Networks, Inc. et al

On March 11, 2010, L.I.S.T. Incorporated initiated a class action lawsuit against Spark Networks, Inc., Adam S. Berger, Jonathan B. Bulkeley, Benjamin Derhy, Thomas G. Stockham, Michael A. Kumin, Great Hill Equity Partners III, LP and Great Hill Partners, LLC in the Court of Chancery of the State of Delaware, alleging breach of fiduciary duty. The action arises out of the proposal by Great Hill Partners III, LP to purchase all of the shares of Spark Networks, Inc. that it does not already own. On September 10, 2010, the Company announced that the Board of Directors had disbanded the Special Committee of independent directors which had been formed to consider the proposal made by Great Hill to purchase all of the outstanding shares of common stock of the Company not owned by Great Hill and other strategic alternatives available to the Company. The action initiated by L.I.S.T. was dismissed by plaintiff without prejudice on March 4, 2011.

Ness Interactive v. Spark Networks Limited

On January 22, 2010, Spark Networks Limited was served with a complaint from Ness Interactive alleging that Spark Networks engaged in unfair competition by bidding on certain online advertising keywords in France. Spark Networks Limited filed its initial response on October 15, 2010 and counterclaimed that Ness engaged in unfair competition. The parties settled the case and it was dismissed by the court on May 6, 2011.

Spark Networks USA, LLC v. Humor Rainbow, Inc. and Zoosk, Inc.

On February 16, 2011, Spark Networks, Inc.’s indirect subsidiary, Spark Networks USA, LLC, filed a complaint against Humor Rainbow, Inc., in the United States District Court for the Central District of California, Southern Division. On March 4, 2011, Spark Networks USA, LLC filed an amended complaint with the Court adding defendants Zoosk, Inc. and Embrace, Inc. The complaint alleges that, among other things, the defendants have infringed and continue to infringe on a patent owned by Spark Networks USA, LLC. On May 6, 2011, Spark Networks USA, LLC filed a Notice Of Dismissal Without Prejudice with the court in regards to the claim against Embrace, Inc.

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

7.	Impairment of Goodwill and Long-lived Assets

In the first quarter of 2010, the Company recorded an impairment of $121,000 of capitalized software development costs when it was determined that certain web-based products failed to perform to Company standards.

8.	Income Taxes

Provision for income taxes for the quarter ended March 31, 2011 consists primarily of a $98,000 increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and the absence of a corresponding deferred tax asset due to a valuation allowance. Additionally, the Company recorded approximately $17,000 in US income taxes in the first quarter of 2011, of which $15,000 relates to interest accrued on its unrecognized tax benefits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands and our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of our 2010 Annual Report.

General

The common stock of Spark Networks, Inc. (the “Company”) is traded on the NYSE Amex. We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Segment Reporting

For segment information, please refer to Note 5 of the Notes to the Consolidated Financial Statements (the “Notes”) elsewhere in this report.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended March 31,
	2011	2010
Average Paying Subscribers
Jewish Networks	91,545	93,235
Other Affinity Networks	81,889	68,124
General Market Networks	4,207	7,813
Offline & Other Businesses	651	661

Total	178,292	169,833

Average paying subscribers for the Jewish Networks segment decreased 1.8% to 91,545 for the three months ended March 31, 2011 compared to 93,235 in the same period last year. Average paying subscribers for the Other Affinity Networks segment increased 20.2% to 81,889 for the three months ended March 31, 2011 compared to 68,124 in the same period last year. Average paying subscribers for the General Market Networks segment decreased 46.2% to 4,207 for the three months ended March 31, 2011 compared to 7,813 in the same period last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	2011	2010
Revenue	100.0%	100.0%

Cost and expenses:
Cost of revenue	53.1	30.0
Sales and marketing	8.2	10.3
Customer service	4.2	3.8
Technical operations	3.8	3.4
Development	6.8	7.4
General and administrative	21.6	26.4
Depreciation	2.6	2.2
Amortization of intangible assets	0.9	1.2
Impairment of goodwill, long-lived assets and other assets	—	1.1

Total cost and expenses	101.2	85.8

Operating (loss) income	(1.2)	14.2
Interest (income) and other expenses, net	(0.5)	(0. 3)

(Loss) income before income taxes	(0.7)	14.5
Provision for income taxes	1.0	5.7

Net (loss)income	(1.7)%	8.8%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Substantially all of our revenue is derived from subscription fees. Less than 4% of our revenue for the three months ended March 31, 2011 and 2010 is generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue increased 4.0% to $11.0 million in the first quarter of 2011 compared to $10.5 million in the first quarter of 2010. The increase can be attributed to higher subscription revenue in our Other Affinity Networks segment. Revenue for the Jewish Networks segment decreased 2.6% to $6.9 million in the first quarter of 2011 compared to $7.1 million in the first quarter of 2010. The decrease in revenue is driven by lower average revenue per user (“ARPU”) and lower average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points. Revenue for our Other Affinity Networks segment increased 26.6% to $3.8 million in the first quarter of 2011 compared to $3.0 million in the first quarter of 2010. The increase in revenue reflects a 135.6% increase in direct marketing investment as we leveraged some new and existing marketing channels. Revenue for the General Market Networks segment decreased 48.6% to $190,000 in the first quarter of 2011, compared to $370,000 in the first quarter of 2010. The decrease in revenue is due to a decrease in average paying subscribers, reflecting management’s decision to eliminate inefficient online marketing investments in prior periods. Revenue for the Offline & Other Businesses segment decreased 5.3% to $107,000 in the first quarter of 2011 compared to $113,000 in the first quarter of 2010. The lower revenue reflects a reduction in events hosted in the first quarter of 2011.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the first quarter of 2011 were $11.1 million, an increase of 22.6% compared to $9.0 million for the first quarter of 2010. The increase is primarily attributable to a $2.7 million increase in cost of revenue, offset by a $424,000 decrease in general and administrative expense and a $183,000 decrease in sales and marketing expense.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 84.2% to $5.8 million for the three months ended March 31, 2011, compared to $3.2 million for the same period in 2010. Direct marketing expenses increased 109.7% to $5.0 million for the three months ended March 31, 2011, compared to $2.4 million for the same period in 2010. The majority of this increase can be attributed to higher marketing investments in select Web sites categorized under our Other Affinity Networks Segment. Direct marketing expenses for the Jewish Networks segment increased 30.0% to $659,000 in the first quarter of 2011 compared to $507,000 in the first quarter of 2010. The increase reflects higher investments in offline marketing channels. Direct marketing expenses for the Other Affinity Networks segment increased 135.6% to $4.0 million for the first quarter of 2011 compared to $1.7 million in the first quarter of 2010, reflecting our commitment to grow a select group of Web sites within this segment via online and offline marketing channels. Direct marketing expenses for the General Market Networks segment increased 124.5% to $312,000 in the first quarter of 2011 compared to $139,000 in the same period in 2010. The higher marketing spend can be attributed to a short-term offline brand awareness campaign. Direct marketing expenses for the Offline & Other Businesses segment decreased 30.2% to $30,000 for the first quarter of 2011 compared to $43,000 for the same period in 2010, reflecting a lower number of hosted events.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as consulting fees. Sales and marketing expenses decreased 16.9% to $0.9 million in the first quarter of 2011 compared to $1.1 million in the first quarter of 2010. The decrease can be primarily attributed to lower compensation expense and stock-based compensation. The lower compensation expense reflects a reduction in headcount while the decrease in stock-based compensation expense reflects a lower number of vested options in the first quarter of 2011 versus the first quarter of 2010.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses increased 16.4% to $461,000 in the first quarter of 2011 compared to $396,000 in the first quarter of 2010. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Other Affinity Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 14.0% to $414,000 in the first quarter of 2011 compared to $363,000 in 2010. The increase is primarily due to higher salary and benefits expense, reflecting additional personnel.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 4.6% to $745,000 in the first quarter of 2011 compared to $781,000 in 2010. The decreased costs reflect a reduction in personnel and the associated compensation expense.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 15.2% to $2.4 million in the first quarter of 2011 compared to $2.8 million in 2010. The decreased costs are primarily attributed to lower stock-based compensation expense, reflecting a lower number of vested options in the first quarter of 2011 versus the first quarter of 2010.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 19.7% to $98,000 in the first quarter of 2011 compared to $122,000 in the first quarter of 2010. The decrease reflects the full amortization of certain HurryDate and Mingle Match intangible assets prior to the first quarter of 2011.

Interest Income and Other Expenses, Net. Interest income and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Interest income and other expenses reflect income of $57,000 for the first quarter of 2011 compared to income of $41,000 for the same period in 2010.

Income Taxes. Income tax expense consists primarily of a $98,000 increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and the absence of a corresponding deferred tax asset due to a valuation allowance. Our Israeli subsidiary has generated sufficient losses such that a full valuation allowance is maintained against the income tax benefits generated by this entity. Management cannot conclude that such tax benefits meet the more likely than not threshold for realization. Additionally, the Company recorded approximately $17,000 in US income taxes in the first quarter of 2011, of which $15,000 relates to interest accrued on its unrecognized tax benefits. The Company’s effective income tax rate for the first quarter of 2011 was (166.5)% compared to 39.4% for the same period in 2010.

Net (Loss) Income. Net loss for the first quarter of 2011 was $184,000 compared to net income of $929,000. The net loss generated in the first quarter of 2011 is primarily due to higher direct marketing expenses associated with our Other Affinity Networks segment.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $13.9 million. We have historically financed our operations with internally generated funds.

Net cash provided by operations was $283,000 for the three months ended March 31, 2011 compared to $135,000 for the same period in 2010. Lower working capital requirements, primarily due to higher deferred revenue, accounted for the increase in net cash provided by operations.

Net cash used in investing activities was $296,000 in the first quarter of 2011 compared to $274,000 in 2010. In the first quarter of 2011, we invested $283,000 in computer hardware and software.

Net cash provided from financing activities was $0 for the first quarter of 2011 compared to $15,000 for the first quarter of 2010.

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

(a) Evaluation of disclosure controls and procedures

As of March 31, 2011, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the Notes to the Consolidated Financial Statements contained in this report under Note 6 “Commitments and Contingencies—Legal Proceedings” and is incorporated herein by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION

On May 11, 2011, the parties executed a Third Amendment to the Credit Agreement (the “Amendment”).

The Amendment requires the Company to maintain a consolidated adjusted EBITDA for each fiscal quarter ending on March 31, 2011 through September 30, 2011 of $400,000; for the quarter ending on December 31, 2011 of $750,000; for each quarter ending on March 31, 2012 through June 30, 2012 of $1,000,000; for each quarter ending on September 30, 2012 through December 31, 2012 of $1,500,000; and for each quarter ending on or after March 31, 2013 of $2,000,000. In addition, the Amendment requires the Company to maintain a trailing twelve month contribution level of $20,000,000 from its Jewish Networks segment for each fiscal quarter ending on or after the date of the Amendment.

In addition, the Amendment reduced the total commitment under the credit facility from $25,000,000 to $15,000,000.

A copy of the Amendment is filed with this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1	Third Amendment to Credit Agreement dated as of May 11, 2011 among Spark Networks, Inc., Spark Networks USA, LLC, Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett A. Zane
by: Brett A. Zane
Chief Financial Officer
Duly Authorized Officer

Date: May 12, 2011