Form 10-Q
period 2011-06-30
SPARK NETWORKS INC
filed 2011-08-11
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant had 20,594,670 shares of common stock, par value $0.001 per share, outstanding as of August 11, 2010.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,196	$13,901
Restricted cash	903	996
Accounts receivable	799	847
Deferred tax asset – current	45	43
Prepaid expenses and other	1,389	911

Total current assets	16,332	16,698
Property and equipment, net	2,685	2,520
Goodwill	9,417	9,156
Intangible assets, net	2,858	3,017
Deferred tax asset – non-current	4,882	4,882
Deposits and other assets	336	295

Total assets	$36,510	$36,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$740	$1,371
Accrued liabilities	2,942	3,635
Deferred revenue	5,135	4,331

Total current liabilities	8,817	9,337
Deferred tax liability	919	825
Other liabilities – non-current	1,036	1,036

Total liabilities	10,772	11,198
Commitments and contingencies (Note 6)
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,594,643 and 20,587,336 at June 30, 2011 and December 31, 2010, respectively, at stated values of:	22	21
Additional paid-in-capital	52,577	52,020
Accumulated other comprehensive income	848	773
Accumulated deficit	(27,709)	(27,444)

Total stockholders’ equity	25,738	25,370

Total liabilities and stockholders’ equity	$36,510	$36,568

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$11,995	$10,289	$22,955	$20,826

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	7,347	3,384	13,162	6,541
Sales and marketing	837	851	1,737	1,934
Customer service	449	382	910	778
Technical operations	336	315	750	678
Development	679	778	1,424	1,559
General and administrative	2,199	2,538	4,562	5,325
Depreciation	346	222	636	457
Amortization of intangible assets	93	104	191	226
Impairment of goodwill, long-lived assets and other assets	0	0	0	121

Total cost and expenses	12,286	8,574	23,372	17,619

Operating (loss) income	(291)	1,715	(417)	3,207
Interest expense (income) and other, net	(45)	241	(102)	200

(Loss) income before income taxes	(246)	1,474	(315)	3,007
(Benefit) provision for income taxes	(165)	551	(50)	1,155

Net (loss) income	$(81)	$923	$(265)	$1,852

Net (loss) income per share – basic and diluted	$(0.00)	$0.04	$(0.01)	$0.09

Weighted average shares outstanding – basic	20,589	20,587	20,588	20,584
Weighted average shares outstanding – diluted	20,589	20,598	20,588	20,587

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation:
Cost of revenue	$2	$3	$4	$4
Sales and marketing	14	42	48	159
Customer service	0	0	0	2
Technical operations	27	31	58	105
Development	10	15	22	27
General and administrative	226	181	408	685

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(265)	$1,852
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	827	683
Foreign exchange (gain) loss on intercompany loan	(169)	118
Impairment of goodwill and other intangibles	0	121
Stock-based compensation	540	982
Deferred taxes	92	35
Other	2	(61)
Changes in operating assets and liabilities:
Accounts receivable	48	(68)
Restricted cash	93	(49)
Prepaid expenses and other assets	(544)	70
Accounts payable and accrued liabilities	(1,380)	(679)
Deferred revenue	804	(475)

Net cash provided by operating activities	48	2,529

Cash flows from investing activities:
Purchases of property and equipment	(744)	(616)
Purchases of intangible assets	(31)	(25)
Sale of property and other asset	0	1,560

Net cash (used in) provided by investing activities	(775)	919

Cash flows from financing activities:
Proceeds from issuance of common stock	22	17

Net cash provided by financing activities	22	17

Net change in cash	(705)	3,465
Cash and cash equivalents at beginning of period	13,901	6,223

Cash and cash equivalents at end of period	$13,196	$9,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$93	$255

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income and the net unrealized gains or losses on foreign currency translation adjustments. Comprehensive income for each of the periods presented is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net (loss) income	$(81)	$923	$(265)	$1,852
Foreign currency translation adjustment, net of taxes	36	(83)	75	(45)

Total comprehensive income, net of taxes	$(45)	$840	$(190)	$1,807

2.	Net Income per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands except per share data)
Income per Share of Common Stock– Basic
Net (loss) income applicable to common stock	$(81)	$923	$(265)	$1,852

Weighted average shares outstanding-basic	20,589	20,587	20,588	20,584

Basic Net (Loss) Income per Share	$(0.00)	$0.04	$(0.01)	$0.09

Income per Share of Common Stock – Diluted
Net (loss) income applicable to common stock	$(81)	$923	$(265)	$1,852

Weighted average shares outstanding-basic	20,589	20,587	20,588	20,584
Dilutive options using the treasury stock method	—	11	—	3

Weighted average shares outstanding – diluted	20,589	20,598	20,588	20,587

Diluted Net (Loss) Income per Share	$(0.00)	$0.04	$(0.01)	$0.09

The effect of stock options on diluted weighted average shares outstanding has been excluded from the calculation of (loss) per share for the three and six months ended June 30, 2011 because it would have been anti-dilutive. Options to purchase approximately 3.1 million shares for the three and six months ending June 30, 2010, respectively, were not included in the computation of diluted net income per share because the options were anti-dilutive.

3.	Revolving Credit Facility

As of June 30, 2011, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC, had a $15.0 million revolving credit facility with Bank of America which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014. The per annum interest rate under the Credit Agreement is LIBOR, or Eurodollar rate under certain circumstances, plus 1.75%, 2.00% and 2.50% based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. The Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The Company is required to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00, and a fixed charge coverage ratio of no less than 1.50 to 1.00. The Company is permitted to repurchase or redeem equity interests or issue dividends of up to $15 million during the first 365 days following February 7, 2011, the date of a subsequent amendment to the Credit Agreement.

On May 11, 2011, the parties executed a Third Amendment to the Credit Agreement (the “Amendment”). The Amendment requires the Company to maintain a consolidated adjusted EBITDA for each fiscal quarter ending on March 31, 2011 through September 30, 2011 of $400,000; for the quarter ending on December 31, 2011 of $750,000; for each quarter ending on March 31, 2012 through June 30, 2012 of $1,000,000; for each quarter ending on September 30, 2012 through December 31, 2012 of $1,500,000; and for each quarter ending on or after March 31, 2013 of $2,000,000. In addition, the Amendment requires the Company to maintain a trailing twelve month contribution level of $20,000,000 from its Jewish Networks segment for each fiscal quarter ending on or after March 31, 2011.

The Company was compliant with the Amended Agreement’s customary affirmative and negative covenants, as of June 30, 2011.

At June 30, 2011, there was no outstanding amount under the Amended Agreement. In connection with the Initial Agreement and the Amended Agreement, the Company paid deferred financing costs of approximately $446,000 and $80,000, respectively. Costs associated with both the Initial and the Amended Agreements were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Amended Agreement. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2011 were $29,000 and $41,000, respectively. The deferred financing costs for the three and six months ended June 30, 2010 were $35,000 and $70,000, respectively.

4.	Stockholders’ Equity

Re-Pricing of Employees’ Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1 million and will be recognized over the four year vesting term of newly issued options. The incremental expenses recognized for the three and six months ended June 30, 2011 were $43,000 and $86,000 respectively. The incremental expenses recognized for the three and six months ended June 30, 2010 were $43,000 and $253,000 respectively.

Employee Stock Option Plans

On July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) authorizing and reserving 2.5 million options. In connection with the Company’s Scheme of Arrangement, the 2004 Share Option Plan was frozen; however, all outstanding options previously granted thereunder continue in full force and effect.

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

As of June 30, 2011, total unrecognized compensation cost related to unvested stock options was $1.5 million. This cost is expected to be recognized over a weighted-average period of two years. The following table describes option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2010	3,364	$3.12
Granted	55	3.20
Exercised	0	0
Forfeited	(12)	2.92
Expired	0	0

Outstanding at March 31, 2011	3,407	$3.11
Granted	603	3.18
Exercised	(7)	2.96
Forfeited	(449)	3.00
Expired	(6)	3.00

Outstanding at June 30, 2011	3,548	$3.13

Stockholder Rights Plan

In July 2007, the Company adopted a stockholder rights plan. The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain takeover-related events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an “Acquiring Person” pursuant to the rights plan, to purchase additional common stock at a 50% discount to their fair market value. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Revenue
Jewish Networks	$6,731	$6,664	$13,630	$13,744
Other Affinity Networks	4,661	2,778	8,425	5,752
General Market Networks	154	298	344	668
Offline & Other Businesses	449	549	556	662

Total	$11,995	$10,289	$22,955	$20,826

Direct Marketing
Jewish Networks	$865	$532	$1,524	$1,039
Other Affinity Networks	5,254	1,541	9,293	3,255
General Market Networks	17	147	329	286
Offline & Other Businesses	401	391	431	434

Total	$6,537	$2,611	$11,577	$5,014

Unallocated operating expenses	5,749	5,963	11,795	12,605

Operating (loss) income	$(291)	$1,715	$(417)	$3,207

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

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the court on August 11, 2010. On

September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s Judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit which remains pending.

Spark Networks USA, LLC v. Humor Rainbow, Inc. and Zoosk, Inc.

On February 16, 2011, Spark Networks, Inc.’s indirect subsidiary, Spark Networks USA, LLC, filed a complaint against Humor Rainbow, Inc., in the United States District Court for the Central District of California, Southern Division. On March 4, 2011, Spark Networks USA, LLC filed an amended complaint with the Court adding defendants Zoosk, Inc. and Embrace, Inc. The complaint alleges that, among other things, the defendants have infringed and continue to infringe on a patent owned by Spark Networks USA, LLC. On May 6, 2011, Spark Networks USA, LLC filed a Notice Of Dismissal Without Prejudice with the court in regards to the claim against Embrace, Inc. Trial is scheduled for April 17, 2012.

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

7.	Impairment of Goodwill and Long-lived Assets

There were no impaired assets for the six months ending June 30, 2011. For the six months ending June 30, 2010, the Company impaired approximately $121,000 of capitalized software development costs when it was determined that certain web-based products failed to perform to Company standards.

8.	Income Taxes

The $50,000 benefit for income taxes for the six months ended June 30, 2011 consists primarily of a $138,000 tax benefit related to the United States operations and an $88,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Segment Reporting

For segment information, please refer to Note 5 of the Notes to the Consolidated Financial Statements the (“Notes”) elsewhere in this report.

Key Metric–Average Paying Subscribers

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average Paying Subscribers
Jewish Networks	90,094	89,055	90,820	91,145
Other Affinity Networks	96,071	64,083	88,980	66,104
General Market Networks	3,485	6,434	3,846	7,124
Offline & Other Businesses	510	667	580	664

Total	190,160	160,239	184,226	165,037

Average paying subscribers for the Jewish Networks segment increased 1.2% and decreased 0.4% to 90,094 and 90,820 for the three and six months ended June 30, 2011, respectively, compared to 89,055 and 91,145 for the same periods last year, respectively. Average paying subscribers for the Other Affinity Networks segment increased 49.9% and 34.6% to 96,071 and 88,980 for the three and six months ended June 30, 2011, respectively, compared to 64,083 and 66,104 for the same periods last year, respectively.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenue	61.3	32.8	57.3	31.4
Sales and marketing	7.0	8.2	7.6	9.3
Customer service	3.7	3.7	4.0	3.7
Technical operations	2.8	3.1	3.3	3.3
Development	5.7	7.6	6.2	7.5
General and administrative	18.3	24.7	19.9	25.6
Depreciation	2.9	2.2	2.8	2.2
Amortization of intangible assets	0.8	1.0	0.8	1.1
Impairment of goodwill, long-lived assets and other assets	0.0	0.0	0.0	0.5

Total cost and expenses	102.5	83.3	101.9	84.6

Operating (loss) income	(2.5)	16.7	(1.9)	15.4
Interest (income) and other expenses, net	(0.4)	2.3	(0.4)	1.0

Loss (income) before income taxes	(2.1)	14.4	(1.5)	14.4
(Benefit) provision for income taxes	(1.4)	5.4	(0.3)	5.5

Net (loss) income	(0.7)%	9.0%	(1.2)%	8.9%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 6.4% and 7.8% of our revenue for the three months ended June 30, 2011 and 2010, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue increased 16.6% to $12.0 million in the second quarter of 2011 compared to $10.3 million in the second quarter of 2010. The increase can be attributed to higher subscription revenue in the Other Affinity Networks segment. Revenue for the Jewish Networks segment increased 1.0 % to $6.7 million in the second quarter of 2011 compared to a slightly lower amount in the second quarter of 2010. The increase in revenue is primarily driven by a higher average paying subscriber base, reflecting an increase in direct marketing spend. Revenue for our Other Affinity Networks segment increased 67.8 % to $4.7 million in the second quarter of 2011 compared to $2.8 million in the second quarter of 2010. The increase in revenue is due to a 49.9% increase in average paying subscribers and a 12.9% increase in average revenue per user, (ARPU). The higher average paying subscriber base is primarily driven by a 240.9% increase in direct marketing investment while the higher ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the second quarter of 2011 were $12.3 million, an increase of 43.3%, compared to $8.6 million for the second quarter of 2010. The increase is primarily attributable to a $4.0 million increase in cost of revenue, offset by a $339,000 decrease in general and administrative expense.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 117.1% to $7.3 million for the three months ended June 30, 2011, compared to $3.4 million for the same period in 2010. Direct marketing expenses increased 150.4% to $6.5 million for the three months ended June 30, 2011, compared to $2.6 million for the same period in 2010. The majority of this increase can be attributed to higher marketing investments in select Web sites affiliated with our Other Affinity Networks Segment. Direct marketing expenses for the Jewish Networks segment increased 62.6% to $865,000 in the second quarter of 2011 compared to $532,000 in the second quarter of 2010. The increase reflects higher online and offline marketing spend. Direct marketing expenses for the Other Affinity Networks segment increased 240.9% to $5.3 million for the second quarter of 2011 compared to $1.5 million in the second quarter of 2010, reflecting greater online and offline marketing spend.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Sales and marketing expenses decreased 1.6% to $837,000 in the second quarter of 2011 compared to $851,000 in the second quarter of 2010. The decrease can be primarily attributed to lower compensation expense.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses increased 17.5% to $449,000 in the second quarter of 2011 compared to $382,000 in the second quarter of 2010. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Other Affinity Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 6.7% to $336,000 in the second quarter of 2011 compared to $315,000 in 2010. The increase is primarily due to employee placement fees.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 12.7% to $679,000 in the second quarter of 2011 compared to $778,000 in 2010. The decreased costs reflect lower salary expense due to lower headcount and higher capitalized salaries associated with software development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, and occupancy and other overhead costs. General and administrative expenses decreased 13.4% to $2.2 million in the second quarter of 2011 compared to $2.5 million in 2010. The decreased costs reflect lower legal fees, rent, and directors fees. The Special Committee process in the second quarter of 2010 increased legal and directors fees.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 10.6% to $93,000 in the second quarter of 2011 compared to $104,000 in the second quarter of 2010. The decrease reflects the full amortization of MingleMatch and LDSSingles assets.

Interest Income and Other Expenses, Net. Interest income and other expenses, net consist primarily of interest income associated with temporary investments in interest bearing accounts, foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary and other non-operating income or expense. Interest income and other expenses reflect income of $45,000 for the second quarter of 2011 compared to expense of $241,000 for the same period in 2010. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision (Benefit) for Income Taxes. The $165,000 benefit for income taxes for the three months ended June 30, 2011 consists primarily of tax benefits related to the United States operations. The $551,000 provision for income taxes for the three months ended June 30, 2010 consists primarily of taxable income related to the United States operations.

Net (loss) Income and Net (loss) Income Per Share. Net loss for the second quarter of 2011 was $81,000 or $0.00 per share, compared to $923,000 of income or $0.04 per share for 2010. Net income decreased in the second quarter of 2011 primarily due to increases in direct marketing investments.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 5.0% and 5.8% of our net revenue for the six months ended June 30, 2011 and 2010, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue increased 10.2% to $23.0 million in the first six months of 2011 compared to $20.8 million in the first six months of 2010. The increase can be attributed to higher subscription revenue in our Other Affinity Networks segment. Revenue for the Jewish Networks segment decreased 0.8% to $13.6 million in the first six months of 2011 compared to $13.7 million in the first six months of 2010. The decrease in revenue is driven by a slight decrease in ARPU for the six months ended June 30, 2011 compared to 2010. Revenue for our Other Affinity Networks segment increased 46.5% to $8.4 million in the first six months of 2011 compared to $5.8 million in the first six months of 2010. The increase in revenue results from a 34.6% increase in average paying subscribers and a 10.0% increase in ARPU. The growth in average paying subscribers is due to a 185.5% increase in direct marketing spend while the ARPU increase reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the six months ended June 30, 2011 were $23.4 million, an increase of 32.7%, compared to $17.6 million for the six months ended June 30, 2010. The increase is primarily attributable to a $6.6 million increase in cost of revenue, offset by a $763,000 decrease in general and administrative expense.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 101.2% to $13.2 million for the six months ended June 30, 2011 compared to $6.5 million for the same period in 2010. Direct marketing expenses increased 130.9% to $11.6 million for the six months ended June 30, 2011, compared to $5.0 million for the same period in 2010. The majority of this increase can be attributed to an increase in online and offline marketing investments for the Jewish Networks and the Other Affinity Networks segments. Direct marketing expenses for the Jewish Networks segment increased 46.7% to $1.5 million for the six months ended June 30, 2011 compared to $1.0 million for the six months ended June 30, 2010. Direct marketing expenses for the Other Affinity Networks segment increased 185.5% to $9.3 million for the six months ended June 30, 2011 compared to $3.3 million for the six months ended June 30, 2010. The increase in direct marketing spend can be attributed to an increase in online and offline marketing investments.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 10.2% to $1.7 million for the first six months of 2011 compared to $1.9 million for the first six months of 2010. The decrease can be primarily attributed to lower compensation expenses, including stock-based compensation, reflecting a lower headcount.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses increased 17.0% to $910,000 for the first six months of 2011 compared to $778,000 for the first six months of 2010. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Other Affinity Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 10.6% to $750,000 for the first six months of 2011 compared to $678,000 for the first six months of 2010. The increase is primarily due to higher salary and benefits expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 8.7% to $1.4 million for the first six months of 2011 compared to $1.6 million for the first six months of 2010. The decreased costs reflect a reduction in personnel and the associated compensation expense.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees and occupancy and other overhead costs. General and administrative expenses decreased 14.3% to $4.6 million for the first six months of 2011 compared to $5.3 million for the first six months of 2010. The decreased costs are primarily attributed to lower compensation expenses, stock-based compensation, professional service and directors fees associated with the Special Committee of the Board of Directors and rent expense.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 15.5% to $191,000 for the first six months of 2011 compared to $226,000 for the first six months of 2010. The decrease reflects the full amortization of MingleMatch, LDSSingles and certain HurryDate assets.

Impairment of Goodwill and Other Long-lived Assets. Impairment of goodwill and other long-lived assets expenses primarily represent the write-down of investments in businesses and computer software. In the first quarter of 2010, the Company impaired approximately $121,000 of capitalized software development costs when we determined that certain web-based products failed to perform to Company standards. There were no asset impairments for the first six months of 2011.

Interest Income and Other Expenses, Net. Interest income and other expenses, net consist primarily of interest income associated with temporary investments in interest bearing accounts, foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary and other non-operating income or expense. Interest income and other expenses, net reflect income of $102,000 for the first six months of 2011 compared to expense of $200,000 for the same period in 2010. The change is primarily due to non-cash foreign exchange rate fluctuations related to an intercompany loan with our Israel subsidiary.

Provision (Benefit) for Income Taxes. The $50,000 benefit for income taxes for the six months ended June 30, 2011 consists primarily of a $138,000 tax benefit related to the United States operations and an $88,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization. The $1.2 million provision for income taxes for the six months ended June 30, 2010 consists primarily of taxable income related to the United States operations.

Net (loss) Income and Net (loss) Income Per Share. Net loss for the first six months of 2011 was $265,000, or $0.01 per share, compared to net income of $1.9 million, or $0.09 per share for the first six months of 2010. Net income decreased in the six months ending June 30, 2011 primarily due to increases in direct marketing investments.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $13.2 million. We have historically financed our operations with internally generated funds.

Net cash provided by operations was $48,000 for the six months ended June 30, 2011 compared to $2.5 million for the same period in 2010. Higher direct marketing expenses and a higher working capital requirement in the first six months of 2011 accounted for the majority of the decrease in net cash provided by operations.

Net cash used in investing activities was $775,000 for the six months ended June 30, 2011 compared to net cash provided in investing activities of $919,000 in 2010. In the second quarter of 2010, the Company received approximately $1.6 million of net cash proceeds associated with the sale of real property. The Company invested $744,000 and $616,000 in computer hardware and capitalized software for the first six months of 2011 and 2010, respectively.

Net cash provided from financing activities was $22,000 for the six months ended June 30, 2011 compared to $17,000 for the six months ended June 30, 2010. Cash provided from financing activities was primarily due to the exercise of stock options.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, planned capital expenditures and contractual obligations for at least the next twelve months. We may be required or find it desirable prior to such time to raise additional funds through bank financing or through the issuance of debt or equity.

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

(a) Evaluation of disclosure controls and procedures

As of June 30, 2011, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the Notes to the Consolidated Financial Statements contained in this report under Note 6 “Commitments and Contingencies—Legal Proceedings” and is incorporated herein by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent Quarterly Reports on Form 10-Q for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION

On August 10, 2011, as a result of approval of a stockholder proposal at its annual meeting held on June 14, 2011 and as reported in its Form 8-K filed with the Securities and Exchange Commission on June 15, 2011, the board of directors amended Section 3.4, Article III of the Company’s Amended and Restated Bylaws so that nominees for director will be elected by a majority votes cast in favor of election instead of a plurality of votes cast.

The board of directors also adopted a policy regarding the election of directors, which provides that when a director receives a greater number of votes “against” election than votes “for” election, he or she will, promptly following certification of the stockholder vote, offer his or her resignation. In connection with a director resignation, the nominating committee of the board will consider the resignation offer and make a recommendation to the board. The independent members of the board will consider what is in the best interests of the Company and its stockholders, and the board will consider all factors deemed relevant, including the director’s tenure, qualifications, past and expected future contributions to the Company, and the overall composition of the board, including whether accepting the resignation offer would cause the Company to be in violation of its constituent documents or fail to meet any applicable regulatory or contractual requirements. The board’s actions may include (i) accepting the resignation offer or (ii) deferring acceptance of the resignation offer until a replacement director with certain necessary qualifications can be identified and elected to the board.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Amended and Restated Bylaws, as amended effective June 7, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).

3.1(a)	Amendment No. 1 to Bylaws, effective August 10, 2011.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett A. Zane
by: Brett A. Zane
Chief Financial Officer
Duly Authorized Officer

Date: August 11, 2011