Form 10-Q
period 2011-09-30
SPARK NETWORKS INC
filed 2011-11-10
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 20,594,670 shares of common stock, par value $0.001 per share, outstanding as of November 10, 2011.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,667	$13,901
Restricted cash	926	996
Accounts receivable	962	847
Deferred tax asset – current	43	43
Prepaid expenses and other	1,199	911

Total current assets	17,797	16,698
Property and equipment, net	2,670	2,520
Goodwill	8,864	9,156
Intangible assets, net	3,086	3,017
Deferred tax asset – non-current	4,882	4,882
Deposits and other assets	490	295

Total assets	$37,789	$36,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$587	$1,371
Accrued liabilities	4,337	3,635
Deferred revenue	5,419	4,331

Total current liabilities	10,343	9,337
Deferred tax liability	875	825
Other liabilities – non-current	1,036	1,036

Total liabilities	12,254	11,198
Commitments and contingencies (Note 6)
Stockholders’ equity:
Authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value; issued and outstanding 20,594,670 and 20,587,336 at September 30, 2011 and December 31, 2010, respectively:	22	21
Additional paid-in-capital	52,761	52,020
Accumulated other comprehensive income	699	773
Accumulated deficit	(27,947)	(27,444)

Total stockholders’ equity	25,535	25,370

Total liabilities and stockholders’ equity	$37,789	$36,568

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$12,677	$9,916	$35,632	$30,742

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	7,373	3,206	20,535	9,747
Sales and marketing	923	774	2,660	2,708
Customer service	531	403	1,441	1,181
Technical operations	336	252	1,086	930
Development	643	773	2,067	2,332
General and administrative	2,435	2,316	6,997	7,641
Depreciation	341	242	977	699
Amortization of intangible assets	90	98	281	324
Impairment of long-lived assets and other assets	45	—	45	121

Total cost and expenses	$12,717	$8,064	$36,089	$25,683

Operating (loss) income	(40)	1,852	(457)	5,059
Interest expense (income) and other, net	120	(182)	18	18

Income (loss) before income taxes	(160)	2,034	(475)	5,041
Provision for income taxes	78	808	28	1,963

Net (loss) income	$(238)	$1,226	$(503)	$3,078

Net (loss) income per share – basic and diluted	$(0.01)	$0.06	$(0.02)	$0.15

Weighted average shares outstanding – basic	20,595	20,587	20,592	20,585
Weighted average shares outstanding – diluted	20,595	20,590	20,592	20,588

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation:
Cost of revenue	$2	$3	$6	$8
Sales and marketing	17	39	65	198
Customer service	0	0	0	1
Technical operations	30	30	88	134
Development	10	14	32	42
General and administrative	124	172	532	857

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(503)	$3,078
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,258	1,023
Foreign exchange gain on intercompany loan	205	(129)
Impairment of long-lived assets and other assets	45	121
Stock-based compensation	723	1,240
Income from asset received from legal judgment	(247)	—
Deferred taxes	49	108
Other	4	(13)
Changes in operating assets and liabilities:
Accounts receivable	(115)	(10)
Restricted cash	70	74
Prepaid expenses and other assets	(220)	386
Accounts payable and accrued liabilities	(82)	419
Deferred revenue	1,088	(345)

Net cash provided by operating activities	2,275	5,952

Cash flows from investing activities:
Purchases of property and equipment	(1,179)	(1,023)
Purchases of intangible assets	(352)	(25)
Sale of property and other assets	—	1,560

Net cash (used in) provided by investing activities	(1,531)	512

Cash flows from financing activities:
Proceeds from issuance of common stock	22	17

Net cash provided by financing activities	22	17

Net increase in cash	766	6,481
Cash and cash equivalents at beginning of period	13,901	6,223

Cash and cash equivalents at end of period	$14,667	$12,704

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$139	$294

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

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income and foreign currency translation adjustments. Comprehensive income for each of the periods presented is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net (loss) income	$(238)	$1,226	$(503)	$3,078
Foreign currency translation adjustment, net of taxes	(149)	106	(74)	61

Total comprehensive (loss) income, net of taxes	$(387)	$1,332	$(577)	$3,139

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning January 1, 2012 and will have financial statement presentation changes only.

2.	Net (Loss) Income per Share

The Company calculates and presents the net (loss) income per share of both basic and diluted net (loss) income per share. Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the effect of potential shares of stock outstanding, including dilutive stock options and warrants, using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands except per share data)
Income (Loss) per Share of Common Stock– Basic
Net (loss) income applicable to common stock	$(238)	$1,226	$(503)	$3,078

Weighted average shares outstanding-basic	20,595	20,587	20,592	20,585

Basic Net (Loss) Income per Share	$(0.01)	$0.06	$(0.02)	$0.15

Income (Loss) per Share of Common Stock – Diluted
Net (loss) income applicable to common stock	$(238)	$1,226	$(503)	$3,078

Weighted average shares outstanding-basic	20,595	20,587	20,592	20,585
Dilutive options using the treasury stock method	—	3	—	3

Weighted average shares outstanding – diluted	20,595	20,590	20,592	20,588

Diluted Net (Loss) Income per Share	$(0.01)	$0.06	$(0.02)	$0.15

The effect of all stock options on diluted weighted average shares outstanding has been excluded from the calculation of (loss) per share for the three and nine months ended September 30, 2011 because it would have been anti-dilutive. Options to purchase approximately 3.1 million shares for the three and nine months ending September 30, 2010, respectively, were not included in the computation of diluted net (loss) income per share because the options were anti-dilutive.

3.	Revolving Credit Facility

As of September 30, 2011, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC, had a $15.0 million revolving credit facility with Bank of America which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014. The per annum interest rate under the Credit Agreement is LIBOR, or the Eurodollar rate under certain circumstances, plus 1.75%, 2.00% and 2.50% based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. The Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The Company is required to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00, and a fixed charge coverage ratio of no less than 1.50 to 1.00. The Company is permitted to repurchase or redeem equity interests or issue dividends of up to $15 million during the first 365 days following February 7, 2011, the date of a subsequent amendment to the Credit Agreement.

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

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of September 30, 2011.

At September 30, 2011, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the Amendment, the Company paid deferred financing costs of approximately $446,000 and $80,000, respectively. Costs associated with both the original Credit Agreement and the Amendment were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2011 were $4,000 and $53,000, respectively. The deferred financing costs for the three and nine months ended September 30, 2010 were $35,000 and $37,000, respectively.

4.	Stockholders’ Equity

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1 million and is being recognized over the four year vesting term of the newly issued options. The incremental expense recognized for the three months ended September 30, 2011 and 2010 was $43,000 and $43,000, respectively. The incremental expense recognized for the nine months ended September 30, 2011 and 2010 was $129,000 and $296,000, respectively.

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

As of September 30, 2011, total unrecognized compensation cost related to unvested stock options was $1.4 million. This cost is expected to be recognized over a weighted-average period of two years. The following table describes option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2010	3,364	$3.12
Granted	55	3.20
Exercised	—	—
Forfeited	(12)	2.92
Expired	—	—

Outstanding at March 31, 2011	3,407	$3.11
Granted	603	3.18
Exercised	(7)	2.96
Forfeited	(449)	3.00
Expired	(6)	3.00

Outstanding at June 30, 2011	3,548	$3.13
Granted	20	3.45
Exercised	—	—
Forfeited	—	—
Expired	(3)	3.00

Outstanding at September 30, 2011	3,565	$3.14

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue
Jewish Networks	$6,724	$6,766	$20,354	$20,509
Other Affinity Networks	5,715	2,744	14,140	8,496
General Market Networks	127	264	471	932
Offline & Other Businesses	111	142	667	805

Total	$12,677	$9,916	$35,632	$30,742

Direct Marketing
Jewish Networks	$936	$696	$2,460	$1,735
Other Affinity Networks	5,526	1,601	14,819	4,855
General Market Networks	18	121	347	407
Offline & Other Businesses	32	39	463	473

Total	$6,512	$2,457	$18,089	$7,470

Unallocated operating expenses	6,205	5,607	18,000	18,213

Operating (loss) income	$(40)	$1,852	$(457)	$5,059

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

Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent Quarterly Reports on Form 10-Q for a description of litigation and claims.

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit which was granted. Trial is scheduled for April 17, 2012.

Spark Networks USA, LLC v. Humor Rainbow, Inc. and Zoosk, Inc.

On February 16, 2011, Spark Networks, Inc.’s indirect subsidiary, Spark Networks USA, LLC, filed a complaint against Humor Rainbow, Inc., in the United States District Court for the Central District of California, Southern Division. On March 4, 2011, Spark Networks USA, LLC filed an amended complaint with the Court adding defendants Zoosk, Inc. and Embrace, Inc. The complaint alleges that, among other things, the defendants have infringed and continue to infringe on a patent owned by Spark Networks USA, LLC. On May 6, 2011, Spark Networks USA, LLC filed a Notice Of Dismissal Without Prejudice with the court in regards to the claim against Embrace, Inc. On September 13, 2011, Humor Rainbow was dismissed from the case following a settlement. On November 9, 2011, Zoosk was dismissed from the case following a settlement.

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

7.	Income on Possession of Assets

In the third quarter of 2011, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik. The Company recorded other income of $247,000 in the Interest expense (income) and other, net line item on the Consolidated Statements of Operations and recorded the asset as Deposits and Other Assets on the Consolidated Balance Sheets. The Company plans to sell the property and it was recorded at fair value less the anticipated cost of sale.

8.	Impairment of Long-lived Assets

In the nine months ending September 30, 2011 and 2010, the Company impaired approximately $45,000 and $121,000 of capitalized software development costs when it was determined that certain web-based products failed to perform to Company standards.

9.	Income Taxes

Provision for income taxes for the nine months ended September 30, 2011 consists primarily of a $90,000 tax benefit related to our US operations and a $118,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization. No income tax benefit has been recorded on losses generated by our Israeli subsidiary as management cannot conclude that it is more likely than not that such tax benefits will be realized. As a result, for the Israeli subsidiary, the Company has recorded a net tax expense despite losses generated which results in a negative effective tax rate.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Segment Reporting

For segment information, please refer to Note 5 of the Notes to the Consolidated Financial Statements the (“Notes”) elsewhere in this report.

Key Metric – Average Paying Subscribers

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average Paying Subscribers
Jewish Networks	88,976	89,792	90,205	90,694
Other Affinity Networks	113,972	62,026	97,311	64,744
General Market Networks	2,702	5,888	3,465	6,712
Offline & Other Businesses	449	716	537	681

Total	206,099	158,422	191,518	162,831

Average paying subscribers for the Jewish Networks segment decreased 0.9% and 0.5% to 88,976 and 90,205 for the three and nine months ended September 30, 2011 compared to 89,792 and 90,694 for the same periods last year. Average paying subscribers for the Other Affinity Networks segment increased 83.7% and 50.3% to 113,972 and 97,311 for the three and nine months ended September 30, 2011 compared to 62,026 and 64,744 for the same periods last year. Average paying subscribers for the General Market Networks segment decreased 54.1% and 48.4% to 2,702 and 3,465 for the three and nine months ended September 30, 2011 compared to 5,888 and 6,712 for the same periods last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenue	58.2	32.3	57.6	31.7
Sales and marketing	7.3	7.8	7.5	8.8
Customer service	4.2	4.1	4.0	3.8
Technical operations	2.7	2.5	3.0	3.0
Development	5.1	7.8	5.8	7.6
General and administrative	19.1	23.4	19.6	24.8
Depreciation	2.7	2.4	2.7	2.3
Amortization of intangible	0.7	1.0	0.8	1.1
Impairment of goodwill and other assets	0.4	—	0.1	0.4

Total cost and expenses	100.4	81.3	101.1	83.5

Operating (loss) income	(0.4)	18.7	(1.1)	16.5
Interest (income) and other expenses, net	0.9	(1.8)	0.2	0.1

Income (loss) before income taxes	(1.3)	20.5	(1.3)	16.4
Provision for income taxes	0.6	8.1	0.1	6.4

Net (loss) income	(1.9)%	12.4%	(1.4)%	10.0%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Approximately 4.7% and 4.0% of our revenue for the three months ended September 30, 2011 and 2010, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue increased 27.8% to $12.7 million in the third quarter of 2011 compared to $9.9 million in the third quarter of 2010. The increase can be attributed to higher subscription revenue in our Other Affinity Networks segment. Revenue for the Jewish Networks segment decreased 0.6% to $6.7 million in the third quarter of 2011 compared to $6.8 million in the third quarter of 2010. The decrease in revenue is primarily driven by a lower average paying subscriber base. Revenue for our Other Affinity Networks segment increased 108.3% to $5.7 million in the third quarter of 2011 compared to $2.7 million in the third quarter of 2010. The increase in revenue is due to an 83.7% increase in average paying subscribers and a 12.3% increase in average revenue per user, (ARPU). The higher average paying subscriber base is primarily driven by a 245.2% increase in direct marketing investment while the higher ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the third quarter of 2011 were $12.7 million, an increase of 57.7% compared to $8.1 million for the third quarter of 2010. The increase is primarily attributable to a $4.2 million increase in cost of revenue.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 130.0% to $7.4 million for the three months ended September 30, 2011, compared to $3.2 million for the same period in 2010. Direct marketing expenses increased 165.0% to $6.5 million for the three months ended September 30, 2011, compared to $2.5 million for the same period in 2010. The majority of this increase can be attributed to higher marketing investments in select Web sites affiliated with our Other Affinity Networks Segment. Direct marketing expenses for the Jewish Networks segment increased 34.5% to $936,000 in the third quarter of 2011 compared to $696,000 in the third quarter of 2010. The increase reflects higher offline marketing investments. Direct marketing expenses for the Other Affinity Networks segment increased 245.2% to $5.5 million for the third quarter of 2011 compared to $1.6 million in the third quarter of 2010, reflecting an increase in online and offline marketing expenses and a shift in brand focus.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as public relations. Sales and marketing expenses increased 19.3% to $923,000 in the third quarter of 2011 compared to $774,000 in the third quarter of 2010. The increase can be primarily attributed to growth in compensation expense and consulting fees. The Company increased its marketing team headcount in the third quarter of 2011 which led to higher compensation expense.

Customer Service. Customer service expenses consist primarily of costs associated with our call centers. Customer service expenses increased 31.8% to $531,000 in the third quarter of 2011 compared to $403,000 in the third quarter of 2010. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Other Affinity Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 33.3% to $336,000 in the third quarter of 2011 compared to $252,000 in 2010. The increase reflects higher compensation expense associated with additional personnel.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 16.8% to $643,000 in the third quarter of 2011 compared to $773,000 in 2010. The decreased costs reflect lower salary expense due to lower headcount and higher capitalized salaries associated with software development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy expense and other overhead costs. General and administrative expenses increased 5.1% to $2.4 million in the third quarter of 2011 compared to $2.3 million in the third quarter of 2010.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense increased 40.1% to $341,000 in the third quarter of 2011 compared to $242,000 in 2010. Higher capitalized software during 2011 accounted for the increase in depreciation expenses.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 8.2% to $90,000 in the third quarter of 2011 compared to $98,000 in the third quarter of 2010. The decrease reflects the full amortization of MingleMatch and LDSSingles assets.

Impairment of Long-lived Assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Long-lived assets impairment expense was $45,000 in the third quarter of 2011, compared to no expense in the third quarter of 2010. In the third quarter of 2011, the Company determined that certain Web-based software programs would not be used in the future.

Interest Income and Other Expenses, Net. Interest income and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts, foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary and other non-operating income or expense. Interest income and other expenses reflect expense of $120,000 for the third quarter of 2011 compared to income of $182,000 for the same period in 2010. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary, offset by a $247,000 gain recorded for assets received from a legal judgment.

Income Taxes. The $78,000 income tax expense for the three months ended September 30, 2011, consists primarily of a $47,000 tax expense related to our US operations and a $31,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization. No income tax benefit has been recorded on losses generated by our Israeli subsidiary as management cannot conclude that it is more likely than not that such tax benefits will be realized. As a result, for our Israeli subsidiary, we have recorded a net tax expense despite losses generated which results in a negative effective tax rate.

Net Loss and Net Loss Per Share. Net loss for the third quarter of 2011 was $238,000, or $0.01 per share, compared to net income of $1.2 million, or $0.06 per share for 2010. Net income decreased in the third quarter of 2011 primarily due to increases in direct marketing investments.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Approximately 4.9% and 5.2% of our net revenue for the nine months ended September 30, 2011 and 2010, respectively, are generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

Revenue increased 15.9% to $35.6 million in the first nine months of 2011 compared to $30.7 million in the first nine months of 2010. The increase can be attributed to higher subscription revenue in our Other Affinity Networks segment. Revenue for the Jewish Networks segment decreased 0.8% to $20.4 million in the first nine months of 2011 compared to $20.5 million in the first nine months of 2010. Revenue for our Other Affinity Networks segment increased 66.4% to $14.1 million in the first nine months of 2011 compared to $8.5 million in the first nine months of 2010. The revenue increase is due to a 50.3% increase in average paying subscribers and an 11% increase in ARPU. A 205.2% increase in direct marketing expense for the first nine months of 2011 accounted for the majority of growth in average paying subscribers. The higher ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the nine months ended September 30, 2011 were $36.1 million, an increase of 40.5% compared to $25.7 million for the nine months ended September 30, 2010. The increase is primarily attributable to a $10.8 million increase in cost of revenue, offset by a $644,000 decrease in general and administrative expenses.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 110.7% to $20.5 million for the nine months ended September 30, 2011 compared to $9.7 million for the same period in 2010. Direct marketing expenses increased 142.2% to $18.1 million for the nine months ended September 30, 2011, compared to $7.5 million for the same period in 2010. The majority of this increase can be attributed to an increase in online and offline marketing investments for the Jewish Networks and the Other Affinity Networks segments. Direct marketing expenses for the Jewish Networks segment increased 41.8% to $2.5 million in the nine months ended September 30, 2011 compared to $1.7 million in the nine months ended September 30, 2010. Direct marketing expenses for the Other Affinity Networks segment increased 205.2% to $14.8 million for the nine months ended September 30, 2011 compared to $4.9 million in the nine months ended September 30, 2010. The increase in direct marketing spend can be attributed to an increase in online and offline marketing investments.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses were $2.7 million for the first nine months of 2011 and 2010.

Customer Service. Customer service expenses consist primarily of costs associated with our customer service centers. Customer service expenses increased 22.0% to $1.4 million for the first nine months of 2011 compared to $1.2 million for the first nine months of 2010. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Other Affinity Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 16.8% to $1.1 million for the first nine months of 2011 compared to $930,000 for the first nine months of 2010. The increase is primarily due to higher salary and benefits expense, reflecting a higher headcount.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 11.4% to $2.1 million for the first nine months of 2011 compared to $2.3 million for the first nine months of 2010. The decreased costs reflect a reduction in personnel and the associated compensation expense, and higher capitalized salaries.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy expense and other overhead costs. General and administrative expenses decreased 8.4% to $7.0 million for the first nine months of 2011 compared to $7.6 million for the first nine months of 2010. The decreased costs are primarily attributed to lower stock-based compensation, rent expense and directors’ fees associated with the Special Committee of the Board of Directors.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses increased 39.8% to $977,000 for the nine months ended September 30, 2011, compared to $699,000 in 2010. Higher capitalized software during 2011 accounted for the increase in depreciation expenses.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions, primarily MingleMatch, LDSSingles and HurryDate. Amortization expenses decreased 13.3% to $281,000 for the first nine months of 2011 compared to $324,000 for the first nine months of 2010. The decrease reflects the full amortization of MingleMatch, LDSSingles and certain HurryDate assets.

Impairment of Other Long-lived Assets. Impairment of other long-lived assets primarily represents the write-down of investments in businesses and computer software. The Company impaired approximately $45,000 and $121,000 of capitalized software development costs for the nine months ended September 30, 2011 and 2010, respectively. In both time periods, the Company determined that certain Web-based software programs would not be used in the future.

Interest Income and Other Expenses, Net. Interest income and other expenses consist primarily of interest income associated with temporary investments in interest bearing accounts, foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary and other non-operating income or expense. Interest income and other expenses, net reflect an expense of $18,000 for the first nine months of 2011 and 2010.

Income Taxes. The $28,000 income tax expense for the nine months ended September 30, 2011, consists primarily of a $90,000 tax benefit related to our US operations and a $118,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization. No income tax benefit has been recorded on losses generated by our Israeli subsidiary as Management cannot conclude that it is more likely than not that such tax benefits will be realized. As a result, for our Israeli subsidiary, we have recorded a net tax expense despite losses generated which results in a negative effective tax rate.

Net (Loss) Income and Net (Loss) Income Per Share. Net loss for the first nine months of 2011 was $503,000, or $0.02 per share, compared to net income of $3.1 million, or $0.15 per share for the first nine months of 2010. Net income decreased in the third quarter of 2011 primarily due to increases in direct marketing investments.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $14.7 million. We have historically financed our operations with internally generated funds.

Net cash provided by operations was $2.3 million for the nine months ended September 30, 2011 compared to $6.0 million for the same period in 2010. Higher direct marketing expenses for the first nine months of 2011 accounted for the majority of the decrease in net cash provided by operations.

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2011 compared to net cash provided by investing activities of $512,000 for 2010. In the nine months ended September 30, 2011, the Company invested $1.2 million in computer hardware and software.

Net cash provided from financing activities was $22,000 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $17,000 for the nine months ended September 30, 2010. Cash provided from financing activities was due to the exercise of stock options.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2011, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject on liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett A. Zane
Brett A. Zane
Chief Financial Officer
Duly Authorized Officer

Date: November 10, 2011