Form 10-K
period 2011-12-31
SPARK NETWORKS INC
filed 2012-03-27
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2011 was approximately $37,953,387 based on $3.32, the closing price of the registrant’s common stock on the NYSE Amex on that date.

The registrant had 20,596,857 outstanding common stock, par value $0.001 per share, as of March 27, 2012.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

Currently, our key Web sites include JDate.com, Spark.com, BlackSingles.com, SilverSingles.com, LDSSingles.com and ChristianMingle.com. We operate several international Web sites and maintain operations in the United States and Israel. Information regarding the geographical source of our revenue and data on our four reportable segments can be found in Note 11 to our Consolidated Financial Statements included in this annual report. Membership on our sites is free and allows a registered user to post a personal profile and access our searchable database of member profiles and customer service. On most of our websites, the ability to initiate most communication with other members requires the payment of a monthly subscription fee, which represents our primary source of revenue. We offer discounted subscription rates for members who subscribe for periods longer than one month. Subscriptions renew automatically until paying subscribers terminate them.

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

Our Web Sites. We believe we are a relatively unique company in the online personals industry because, in addition to servicing the mass market, we operate Web sites targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites in English, Hebrew and French. Some of our Web sites, organized by segment, are as follows:

Web Site	Target Audience
Jewish Networks
JDate.com	Jewish singles
JDate.co.uk	Jewish singles
JDate.fr	Jewish singles (French speakers)
JDate.co.il	Jewish singles (Hebrew speakers)
Cupid.co.il	Jewish singles (Hebrew speakers)

General Market Networks
Spark.com	Non-targeted

Other Affinity Networks
AdventistSinglesConnection.com	Adventist singles
AsianSinglesConnection.com	Asian singles
BBWPersonalsPlus.com	Big beautiful women and admirers
BlackSingles.com	African-American singles
CanadianPersonals.net	Canadian singles
CatholicMingle.com	Catholic singles
ChristianMingle.com	Christian singles
DeafSinglesConnection.com	Deaf singles
GreekSinglesConnection.com	Greek singles
IndianMatrimonialNetwork.com	Indian singles
InterracialSingles.net	Interracial singles
ItalianSinglesConnection.com	Italian singles

Web Site	Target Audience
LatinSinglesConnection.com	Latin singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
MilitarySinglesConnection.com	Military singles
SilverSingles.com	Mature singles
SingleParentsMingle.com	Single parents
UKSinglesConnection.com	UK singles

Offline and Other Businesses
HurryDate.com	Rapid dating and offline events
Matchnet.com	Free dating search engine

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

Travel and Events. As a complement to our online services, we offer travel and other promotional events which allow individuals to meet in a more personal environment. Our travel and events are typically weekend getaways, dinners, speed dating events or other mixers designed to facilitate social interaction.

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

Sales and Marketing

We engage in a variety of marketing activities intended to drive consumer traffic to our Web sites and to allow us the opportunity to introduce our products and services to prospective members. Our marketing efforts are principally focused online, where we employ a combination of banner and other display advertising as well as television advertising for certain Web sites. We also rely on commercial search listings and direct email campaigns to attract potential members and paying subscribers, and use a network of online affiliates, through which we acquire traffic. None of these affiliates individually represents a material portion of our revenue. These affiliate arrangements are easily cancelable, often with only one day notice. Typically, we do not have exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors.

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

Technology

Throughout the year, projects, such as enhanced mobile device services, were successfully deployed using a mix of our proprietary technologies. In addition to our new products, our technology employees maintain our software and hardware infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner. We operate Web and database servers co-located at third party data center facilities in Irvine, California and Bluffdale, Utah.

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

Spark Networks, Spark, JDate, ChristianMingle, and BlackSingles.com are some of our trademarks, whether registered or not, in the United States and several other countries. Spark Networks, Spark, JDate, ChristianMingle, and BlackSingles.com are registered trademarks in the United States. Spark Networks, JDate and ChristianMingle are registered trademarks in the EU. JDate is also a registered trademark in Australia, Israel and Canada. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. We hold two United States patents for our Click! application, the first of which expires January 24, 2017, that pertain to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patents describe the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match.com and OkCupid, two wholly-owned subsidiaries of InterActiveCorp, eHarmony and Zoosk. In addition, we face competition from social networking Web sites such as Facebook. There are numerous other companies offering online personals services, but we believe they are smaller than us in terms of paying subscribers and annual revenue generation.

Employees

As of December 31, 2011, we had 161 full-time equivalent employees. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

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

Risks Related to Our Business

Our growth rates may decline and our operating margins could deteriorate; our business may be adversely affected by a slowdown or contraction in the economy.

Between 2007 and 2010, our revenue declined. It is possible our operating margins will deteriorate if revenue growth does not exceed planned increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, development, technical operations and general and administrative expenses.

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

We have historically generated significant operating losses in some years. As of December 31, 2011, we had an accumulated deficit of approximately $29.1 million. We had net (loss) income of approximately ($1.6), $3.7 and ($6.4) million for the years ended December 31, 2011, 2010 and 2009, respectively. If our revenue does not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenue begins to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

Adverse capital and credit market conditions could limit our access to capital and increase our cost of capital, which may significantly affect our ability to meet liquidity needs.

The capital and credit markets have been experiencing extreme volatility over the last few years. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Without sufficient liquidity, we may be forced to curtail certain operations and may be unable to operate our business as we deem appropriate. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

Despite a slow economy, costs of online advertising may continue to increase. If we are not able to reduce our other operating costs, increase our paying subscriber base or increase revenue per paying subscriber to offset these increases, our profitability will be adversely affected.

In addition, our costs to acquire subscribers may increase if we raise prices on our Web sites as potential customers may be slower or more reluctant to purchase higher price services and Web site access.

We secured a $15.0 million revolving credit facility, which could restrict our ability to use our operating cash flow for the growth of our business.

In February 2008, we entered into an initial credit agreement with Bank of America under which we had no outstanding borrowings as of December 31, 2011. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future revenue. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

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

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match.com and OkCupid, two wholly-owned subsidiaries of InterActiveCorp, eHarmony and Zoosk. In addition, we face competition from social networking Web sites such as Facebook. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our Web sites and reduce our market share.

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

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2011 and 2010 we introduced a number of new features, and we anticipate the introduction of additional features in 2012 and 2013. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

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

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, to our ability to attract visitors and members to our Web sites, to convert them into paying subscribers and to retain paying subscribers. An unexpected and/or substantial increase in the use of our Web sites could strain the capacity of our systems, which could lead to a slower response time or system failures. Although we have not recently experienced many significant delays, any future slowdowns or system failures could adversely affect the speed and responsiveness of our Web sites and would diminish the experience for our visitors, members and paying subscribers. We face risks related to our ability to scale up to potential increased customer levels while maintaining superior performance. If the usage of our Web sites substantially increases, we may need to purchase additional servers and networking equipment and services to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our Web sites could reduce traffic on our Web sites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands as well as reduce revenue and negatively impact our operating results.

Furthermore, we rely on many different hardware systems and software applications, some of which have been developed internally. If these hardware systems or software applications fail, it would adversely affect our ability to provide our services. If we are unable to protect our data from loss or electronic or magnetic corruption, or if we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business and reputation. We have experienced occasional systems interruptions in the past as a result of unexpected increases in usage, and we cannot assure you that we will not incur similar or more serious interruptions in the future. From time to time, our company and our Web sites may be subject to delays and interruptions due to software viruses, or variants thereof, such as internet worms.

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

We have entered into, and expect to continue to enter into, arrangements with affiliates to increase our member and paying subscriber bases, bring traffic to our Web sites and enhance our brands. Pursuant to our arrangements, an affiliate generally advertises or promotes one or more of our Web sites on its Web site, and earns a fee whenever visitors to its Web site click though the advertisement to one of our Web sites and register or subscribe to one of our Web sites. These affiliate arrangements are easily cancelable, often with one day notice. We do not typically have any exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. None of these affiliates, individually, represents a material portion of our revenue. If any of our current affiliate agreements are terminated, we may not be able to replace the terminated agreement with an equally beneficial arrangement. We cannot assure you that we will be able to renew any of our current agreements when they terminate or, if we are able to do so, that such renewals will be available on acceptable terms. We also do not know whether we will be able to enter into additional agreements or that any relationships, if entered into, will be on terms favorable to us.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the value of our stock.

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

We currently hold various Web domain names related to our brands and in the future may acquire new Web domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our existing trademarks and other proprietary rights or those we may seek to acquire. Any such inability to protect ourselves could cause us to lose a significant portion of our members and paying subscribers to our competitors.

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

We currently anticipate that existing cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated needs for working capital, operating expenses and capital expenditures for at least the next twelve months. However, we may need to raise additional capital in the future to fund expansion, whether in new vertical affinity or geographic markets, develop newer or enhanced services, respond to competitive pressures or acquire complementary businesses, technologies or services. Such additional financing may not be available on terms acceptable to us or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution, and to the extent we engage in additional debt financing, if available, we may become subject to additional restrictive covenants that could limit our flexibility in conducting future business activities. If additional financing is not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brands, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.

Our limited experience outside the United States increases the risk that any international expansion efforts and operations will not be effective.

One of our strategies is to expand our presence in international markets. Although we currently have offices in Israel and Web sites that directly serve the French, Israeli and United Kingdom markets, we have only limited experience with operations outside the United States. Our primary international operations are in Israel, which carries additional risk for our business as a result of continuing hostilities there. Expansion into international markets requires management time and capital resources. In addition, we face the following additional risks associated with our expansion outside the United States:

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

Our services may not be well-suited to many alternate Web access devices, and as a result the growth of our business could be negatively affected.

The number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years, and we expect this growth to continue. The lower resolution, functionality and memory currently associated with such mobile devices may make the use of our services through such mobile devices more difficult and generally impairs the member experience relative to access via desktop and laptop computers. If we are unable to attract and retain a substantial number of such mobile device users to our online personals services or if we are unable to develop services that are more compatible with such mobile communications devices in a timely fashion, our growth could be adversely affected.

Risks Related to Our Industry

We need to maintain or increase our number of average paying subscribers to maintain or increase our current level of revenue.

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of Web sites. We cannot assure you that our monthly average paying subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2011, average paying subscribers increased 21.3% and revenue also increased 18.7% compared to 2010. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

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

The nature of online personals services is such that we cannot control the actions of our members and paying subscribers in their communication or physical actions. There is a possibility that one or more of our members or paying subscribers could be physically or emotionally harmed following interaction with another one of our members or paying subscribers. We warn our members and paying subscribers that we do not conduct background checks on other members and paying subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between members or paying subscribers arranged following contact initiated via our Web sites. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on one of our Web sites or a Web site of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online personals industry in general. Any such incident involving one of our Web sites could damage our reputation and our brands. This, in turn, could adversely affect our revenue and could cause the value of our common stock to decline. In addition, the affected members or paying subscribers could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation.

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

As of March 27, 2012, Great Hill Investors, LLC, North Run Advisors, LLC, and Osmium Partners, LLC and their respective affiliates beneficially owned approximately, in the aggregate, 66% of our outstanding common stock. Great Hill Investors, LLC and its affiliates (“Great Hill”) became our largest stockholder on December 1, 2005 when it purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions and it subsequently acquired an additional 3,085,000 shares. Great Hill and its affiliates held an aggregate of 9,085,000 shares of common stock as of March 27, 2012. These stockholders possess significant influence over our company. Such ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Other than the arrangement to elect a director at the selection of Great Hill which affects some of these stockholders, as discussed below, we do not expect that these stockholders will vote together as a group. It should be noted that Great Hill Investors, LLC ownership information is based on a Schedule 13D/A filed with the SEC on March 2, 2010, North Run Advisors, LLC ownership information is based on a Schedule 13F filed with the SEC on February 10, 2012 and Osmium Partners, LLC ownership information is based on a Schedule 13D filed with the SEC on February 14, 2012.

Our largest stockholder, Great Hill, also possesses a significant amount of voting power and an ability to elect a director of our company.

As of March 27, 2012, Great Hill beneficially owned 9,085,000 shares of our common stock, or approximately 44.1% of our outstanding common stock, and has voting control of an aggregate of approximately 48.7% of our securities to elect a director of our company subject to the terms and conditions of the share purchase agreements entered into on December 1, 2005 with certain selling stockholders (collectively, the “Selling Stockholders”). Pursuant to the terms of the share purchase agreements with each of the Selling Stockholders, for so long as Great Hill collectively owns at least 10% or 5%, depending on the Selling Stockholder, each Selling Stockholder agreed that:

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

There are no cumulative voting rights provided for in our bylaws or certificate of incorporation. Our certificate of incorporation and bylaws also contain provisions that could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, the certificate of incorporation and bylaws, as applicable, among other things:

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

We do not own any real property that is materially important to our business. Our headquarters is located in Beverly Hills, California, where we occupy approximately 16,000 square feet of office space, housing our technology department and most of our corporate and administrative personnel. Our current lease for this space runs from August 1, 2011 through July 31, 2013 with monthly base rent starting at $42,193 for the first year with 4 months of 50% abated rate during the first year of the term, and increasing to $43,459 for the second year with 8 months of 50% abated rate during the second year of the term. We also leased office space in Utah and Israel and datacenter space in California and Utah in 2011. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Spark Networks, Inc’s. common stock is traded on the NYSE Amex under the trading symbol “LOV.” The following table summarizes the high and low sales prices of our common stock as reported by the NYSE Amex.

	High	Low
Year ended December 31, 2010
First Quarter	$3.60	$2.67
Second Quarter	$3.87	$3.26
Third Quarter	$3.41	$2.92
Fourth Quarter	$3.22	$2.90

	High	Low
Year ended December 31, 2011
First Quarter	$3.33	$3.01
Second Quarter	$3.33	$3.11
Third Quarter	$3.74	$3.00
Fourth Quarter	$3.83	$3.00

Holders

As of March 27, 2012, there were 60 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2011, we did not issue unregistered securities.

Purchases of Equity Securities

We did not purchase any shares in the year ended December 31, 2011.

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

General

The common stock of Spark Networks, Inc., a Delaware corporation, is traded on the NYSE Amex. On December 31, 2010, Spark Networks Limited (“SNUK”) distributed its shareholdings in each of HurryDate, LLC; MingleMatch, Inc.; Kizmeet, Inc.; SN Holdco, LLC; SN Events, Inc.; Reseaux Spark Canada Ltd. and Spark SocialNet, Inc. by transferring its shares in those companies to the Spark Networks, Inc. Spark Networks, Inc. subsequently transferred all of its shares in the same companies to LOV USA, LLC, a newly formed and wholly owned subsidiary of Spark Networks, Inc. SNUK continues to hold all of the shares of Spark Networks (Israel) Limited, VAP AG and JDate Limited. In addition, SNUK now holds all of the shares of Spark Networks USA, LLC, a newly formed subsidiary into which SNUK has transferred all of its United States based assets.

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

For the year ended December 31, 2011, we had 196,850 average paying subscribers, representing an increase of 21.3% from the year ended December 31, 2010. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period. Our key Web sites include JDate.com, which primarily targets Jewish singles in the United States, ChristianMingle.com, which primarily targets Christian singles in the United States, Spark.com, which targets singles in the United States, and BlackSingles.com, which primarily targets African-American singles in the United States. Our subscription fees have traditionally been charged on a monthly basis, with discounts for longer-term subscriptions.

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

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. We incur substantial expenses related to our advertising in order to generate traffic to our Web sites. These advertising costs consist of television and online advertising, including affiliate and co-brand arrangements, and are directly attributable to the revenue we receive from our subscribers. We have entered into numerous affiliate arrangements, under which our affiliates advertise or promote our Web site, and earn a fee whenever visitors click through the affiliate’s advertisement to one of our Web sites and register or subscribe, on our Web site. We do not typically have any exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. Under our co-branded arrangements, our co-brand partners may operate their own separate Web sites where visitors can register and subscribe to our Web sites. Affiliate deals, co-brand deals and online advertising arrangements may fall in the categories of CPS, CPA, CPC, or CPM, as discussed below.

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

In 2011 and 2010, the Company performed its annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. We estimate the fair value of the reporting unit based on the market approach and income approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. We used a discount rate which we believe reflects the risks and uncertainty related to each reporting unit. The analysis concluded that the estimated fair value of the Jewish Networks business was higher than its carrying value and the estimated fair value of the Other Affinity Networks business was higher than its carrying value. At the conclusion of the analysis, it was determined that impairment was not warranted.

As of December 31, 2011, Jewish Networks and Other Affinity Networks carried goodwill balances of $6.8 million and $1.9 million, respectively.

In 2009, we performed our annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the Jewish Networks reporting unit was higher than the carrying value as of December 31, 2009 and thus did not require any impairment. Based upon several valuation assumptions, including lower expected performance and lower industry multiples, the analysis concluded that the book carrying value of the Other Affinity Networks business was higher than its estimated fair value. As a result, the Company performed the second step under the guidance to assess the fair value of the assets and liabilities of Other Affinity Networks. The analysis resulted in impairment to goodwill and domain names of $9.3 million and $1.3 million, respectively. In 2009, we paid the final $1.4 million in earn-out payments for the acquisition of the HurryDate business in 2007. The earn-out payments were recorded as impairment expense based on business performance. There were no additional impairments as a result of the assessment.

In 2011 and 2010, we impaired approximately $45,000 and $121,000, respectively, of capitalized software development costs when we determined that a web-based product failed to perform to Company standards.

In 2011 and 2010, the Company determined that certain domain names and computer software acquired from prior period acquisitions had no value based upon the expected future cash flows generated from the businesses associated with these assets, resulting in impairment charges of approximately $1.1 million and $187,000 respectively.

Accounting for Business Combinations

We acquired the stock or specific assets of a number of companies from 1999 through 2008 some of which were considered to be business acquisitions. Under the purchase method of accounting, the costs are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

At December 31, 2011, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $8.5 million and $36.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

As a result of the adoption of the share-based payment guidance, the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from excess tax benefits. As of December 31, 2011, deferred tax assets do not include approximately $4.8 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $4.8 million if and when such excess tax benefits are realized. During 2011, approximately $67,000 of net excess tax benefits were realized.

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

Stock Based Compensation

We adopted the “Share-Based Payment” guidance in 2005 using the modified prospective approach. Prior to our adoption of the guidance, we did not record tax benefits of deductions resulting from the exercise of stock options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2011 and 2010, we recognized cash inflows of approximately $89,000 and $1.7 million, respectively, related to tax provision or benefit from stock-based compensation.

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

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option. The term of the options was derived based on the “simplified method” calculation. We are using the “simplified method” calculation, which is derived by averaging the vesting term with the contractual terms.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Segment Reporting

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate operating segments which were principally determined based on similarity of economic characteristics. For the periods covered by the financial statements in this report, our financial reporting data consists of four reportable segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label Web sites; (2) General Market Networks, which consists of AmericanSingles.com and Date.ca, which were both rebranded as Spark.com in December of 2009 and Date.co.uk which was rebranded as Spark.com in February 2010, and their respective co-branded and private label Web sites; (3) Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline and Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other Web sites and businesses.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	59.7	33.7	33.5
Sales and marketing	7.7	8.6	7.7
Customer service	4.1	3.9	4.0
Technical operations	2.8	3.0	3.3
Development	5.6	7.6	8.6
General and administrative	16.6	23.7	21.9
Depreciation	2.7	2.4	1.9
Amortization of intangible assets other than goodwill	0.8	1.0	1.5
Impairment of goodwill, long-lived assets and other assets	2.4	0.8	26.4

Total costs and expenses	102.4	84.7	108.8

Operating (loss) income	(2.4)	15.3	(8.8)
Interest and other (income) expenses, net	0.3	(0.1)	(2.4)

(Loss) income before income taxes	(2.7)	15.4	(6.4)
Provision for income taxes	0.6	6.3	7.7

Net (loss) income	(3.3)%	9.1%	(14.1)%

The following table describes certain selected information and Adjusted EBITDA (1) for the years ended December 31,

(in thousands)	2011	2010	2009
Net (loss) income	$(1,611)	$3,704	$(6,404)
Interest expense	102	207	378
Income taxes	305	2,558	3,479
Depreciation	1,320	962	873
Impairments	1,145	308	11,999
Amortization of intangible assets	370	421	663
Non-cash currency translation adjustments	337	(269)	(30)
Stock-based compensation	906	1,510	1,041
Non-repetitive property possession	(247)	—	(1,507)

Adjusted EBITDA(1)	$2,627	$9,401	$10,492

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below:

	Year Ended December 31,
	2011	2010	2009
Average Paying Subscribers
Jewish Networks	89,429	90,452	86,030
Other Affinity Networks	103,768	64,851	66,078
General Market Networks	3,138	6,328	13,219
Offline and Other Businesses	515	680	940

Total Average Paying Subscribers	196,850	162,311	166,267

Average paying subscribers for the Jewish Networks segment decreased 1.1% to 89,429 for the year ended December 31, 2011 compared to 90,452 in 2010. Average paying subscribers for the Other Affinity Networks segment increased 60.0% to 103,768 for the year ended December 31, 2011 compared to 64,851 in 2010, reflecting increased direct marketing investment within this segment. Average paying subscribers for the General Market Networks segment decreased 50.4% to 3,138 for the year ended December 31, 2011 compared to 6,328 in 2010. This decrease can be primarily attributed to a reduction in inefficient marketing spend in prior and current periods. Average paying subscribers for the Offline and Other Businesses segment decreased 24.3% to 515 for the year ended December 31, 2011 compared to 680 in 2010, primarily due to the operating results of HurryDate.

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

Segment Reclassification

During the first quarter of 2012, the Company changed management’s internal reporting to include data on four newly-defined operating segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au and Believe.com; (3) Other Networks, which consists of Spark.com and properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments will provide investors with greater transparency into the performance of the business.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 5.0% and 5.2% of our revenue for the years ended December 31, 2011 and 2010, respectively, were generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue for the year ended December 31, 2011 increased 18.7% to $48.5 million from $40.9 million in 2010. The revenue increase can be primarily attributed to a 78.1% increase in Other Affinity Networks revenue.

Revenue for the Jewish Networks segment decreased 1.4% to $27.1 million for the year ended December 31, 2011, compared to $27.4 million in 2010. The lower Jewish Networks revenue reflects a 0.5% decrease in average revenue per user (“ARPU”), and a 1.1% decrease in average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price. Revenue for our Other Affinity Networks segment increased 78.1% to $20.1 million for the year ended December 31, 2011, compared to $11.3 million in 2010. The higher Other Affinity Networks revenue reflects an 11.3% increase in ARPU, and a 60.0% increase in average paying subscribers. The higher ARPU reflects a shift in the mix of plans purchased by our subscribers and their related price points as we shifted our focus to a select group of brands within this segment. Revenue for the General Market Networks segment decreased 50.5% to $578,000 for the year ended December 31, 2011, compared to $1.2 million in 2010. The decrease in General Market Networks revenue is due to a 50.4% decrease in average paying subscribers, reflecting the elimination of inefficient online marketing expenses in prior and current periods. Revenue of our Offline and Other Businesses segment decreased 19.9% to $772,000 for the year ended December 31, 2011 compared to $1.0 million in 2010. The decrease in revenue is attributable to fewer hosted events in 2011.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses increased 43.3% to $49.6 million for the year ended December 31, 2011, compared to $34.6 million in 2010. The increase is primarily attributable to a $15.2 million increase in cost of revenue.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 110.6% to $29.0 million for the year ended December 31, 2011, compared to $13.7 million in 2010. This increase can be primarily attributed to higher Other Affinity Networks direct marketing expenses. Direct marketing expenses for the Other Affinity Networks segment increased 194.3% to $21.5 million for the year ended December 31, 2011, compared to $7.3 million in 2010. The higher marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for a handful of Web sites in this segment.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 6.5% to $3.7 million for the year ended December 31, 2011, compared to $3.5 million in 2010. The increase can be primarily attributed to growth in compensation expense and consulting fees. The Company increased its marketing team headcount in 2011, which led to higher compensation expense.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 23.7% to $2.0 million for the year ended December 31, 2011, compared to $1.6 million in 2010. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Other Affinity Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 11.0% to $1.4 million for the year ended December 31, 2011, compared to $1.2 million in 2010. The increase reflects higher compensation expense associated with additional personnel.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased by 12.4% to $2.7 million for the year ended December 31, 2011, compared to $3.1 million in 2010. The decreased costs reflect lower salary expense due to personnel changes and higher capitalized salaries associated with software development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 17.5% to $8.1 million for the year ended December 31, 2011, compared to $9.8 million in 2010. In 2010, the Company incurred approximately $1.0 million in non-recurring charges associated with our Special Committee process, litigation related to the Special Committee process and the transfer of certain assets out of our United Kingdom entity into two United States entities.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense increased by 37.2% to $1.3 million for the year ended December 31, 2011, compared to $962,000 in 2010. Higher capitalized software which started in 2010 accounted for the increase in depreciation expenses.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions, primarily LDSSingles and HurryDate. Amortization expense decreased 12.1% to

$370,000 for the year ended December 31, 2011, compared to $421,000 in 2010. The decrease reflects the full amortization of MingleMatch and LDSSingles assets.

Impairment of Long-lived Assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Long-lived assets impairment expense was $1.1 million for the year ended December 31, 2011, compared to $308,000 in 2010. In 2011, the Company determined that certain domain names and computer software acquired from prior period acquisitions had no value.

Interest Expense (income) and Other, Net. Interest expense (income) and other consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest expense (income) and other reflected a $162,000 expense for the year ended December 31, 2011, compared to income of $54,000 in 2010. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary, offset by a $247,000 gain recorded for assets received from a legal judgment.

Net (loss) Income and Net (loss) Income Per Share. Net loss was $1.6 million, or $0.08 per share, for the year ended December 31, 2011, compared to net income of $3.7 million or $0.18 per share in 2010. The net loss in 2011 was primarily due to increases in direct marketing investments.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 5.2% and 4.9% of our revenue for the years ended December 31, 2010 and 2009, respectively, is generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

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

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 9.6% to $13.7 million for the year ended December 31, 2010, compared to $15.2 million in 2009. The decrease can be primarily attributed to an 11.1% decline in direct marketing expenses. The Other Affinity Networks segment accounted for the majority of the reduction in direct marketing expenses, where costs decreased 14.2% to $7.3 million for the year ended December 31, 2010, compared to $8.5 million in 2009. The lower marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for a handful of Web sites in this segment.

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

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 1.5% to $9.8 million for the year ended December 31, 2010, compared to $9.9 million in 2009. In 2010, the Company incurred approximately $1.0 million in non-recurring charges associated with our Special Committee process, litigation related to the Special Committee process and the transfer of certain assets out of our United Kingdom entity into two United States entities.

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

Interest Expense (Income) and Other, Net. Interest expense (income) and other consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Net interest and other income was $54,000 for the year ended December 31, 2010, compared to $1.1 million in 2009. The income in 2009 primarily reflects a $1.5 million gain associated with the possession of certain assets pursuant to a judgment awarded in favor of the Company.

Net Income (Loss) and Net Income (Loss) Per Share. Net income was $3.7 million, or $0.18 per share, for the year ended December 31, 2010, compared to a net loss of $6.4 million or $0.31 per share in 2009. The lower net income in 2009 was primarily due to an impairment expense related to goodwill and other long-lived assets of $12 million in 2009.

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

	Three Months Ended (1)
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
(in thousands)
Consolidated Statement of Operations Data:
Revenue	$12,861	$12,677	$11,995	$10,960	$10,109	$9,916	$10,289	$10,537
Cost of revenue	8,420	7,373	7,347	5,815	4,002	3,206	3,384	3,157
Sales and marketing	1,062	923	837	900	788	774	851	1,083
Customer service	539	531	449	461	420	403	382	396
Technical operations	281	336	336	414	302	252	315	363
Development	643	643	679	745	760	773	778	781
General and administrative	1,071	2,435	2,199	2,363	2,141	2,316	2,538	2,787
Depreciation	343	341	346	290	263	242	222	235
Amortization	89	90	93	98	97	98	104	122
Impairment of goodwill and other assets	1,100	45	—	—	187	—	—	121

Total operating expenses	13,548	12,717	12,286	11,086	8,960	8,064	8,574	9,045
Income (loss) from operations	(687)	(40)	(291)	(126)	1,149	1,852	1,715	1,492

Interest expense (income) and other, net	144	120	(45)	(57)	(72)	(182)	241	(41)
Income (loss) before income taxes	(831)	(160)	(246)	(69)	1,221	2,034	1,474	1,533

Provision for income taxes	277	78	(165)	115	595	808	551	604

Net (loss) income	$(1,108)	$(238)	$(81)	$(184)	$626	$1,226	$923	$929

Basic and diluted net (loss) income per share	$(0.05)	$(0.01)	$(0.00)	$(0.01)	$0.03	$0.06	$0.04	$0.05
Shares used in computation of basic net income per share[1]	20,595	20,595	20,589	20,587	20,587	20,587	20,587	20,582
Shares used in computation of diluted net income per share	20,595	20,595	20,589	20,587	20,588	20,590	20,598	20,582
Average paying subscribers[2]	212,850	206,099	190,160	178,292	160,744	158,422	160,239	169,833
Costs and expenses include stock-based compensation as follows:
Cost of revenue	$2	$2	$2	$2	$3	$3	$3	$2
Sales and marketing	15	17	14	34	35	39	42	117
Customer service	—	—	—	—	—	—	—	1
Technical operations	31	30	27	31	33	30	31	73
Development	10	10	10	12	12	14	15	13
General and administrative	125	124	226	182	187	172	181	504

(1)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.

(2)	Represents average paying subscribers calculated as the sum of the average paying subscribers for each month in the period, divided by the three. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $15.1 million. We have historically financed our operations with internally generated funds.

Net cash provided by operations was $3.1 million for the year ended December 31, 2011 compared to $5.8 million for the same period in 2010.

Net cash used by investing activities was $1.9 million for 2011 compared to net cash provided by investing activities of $199,000 for 2010. In 2010, the Company received $1.6 million in connection with the sale of certain real property received in 2009 as a result of a judgment in favor of the Company. Capital expenditures for 2011 and 2010 were $1.6 million and $1.3 million, respectively, representing the purchase of computer hardware and capitalized software.

Net cash provided by financing activities was $88,000 for the year ended December 31, 2011 compared to $1.7 million for 2010. Cash provided by financing activities in 2010 was primarily related to the recognition of an excess tax benefit from stock-based compensation of $1.7 million compared to $67,000 in 2011.

The Company and its wholly-owned subsidiary, Spark Networks USA, LLC have a $15.0 million revolving credit facility with Bank of America which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014. The per annum interest rate under the Credit Agreement is LIBOR, or the Eurodollar rate under certain circumstances, plus 1.75%, 2.00% and 2.50% based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. The Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The Company is required to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00, and a fixed charge coverage ratio of no less than 1.50 to 1.00. The Company is permitted to repurchase or redeem equity interests or issue dividends of up to $15 million during the first 365 days following February 7, 2011, the date of a subsequent amendment to the Credit Agreement.

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

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of December 31, 2011.

As of December 31, 2011, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the Amendment, the Company paid deferred financing costs of approximately $446,000 and $80,000, respectively. Costs associated with both the original Credit Agreement and the Amendment were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the year ended December 31, 2011 and December 31, 2010 were $56,000 and $141,000, respectively.

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

Contractual Obligations

The following table describes our contractual commitments and obligations as of December 31, 2011 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	$623	$760	$320	$—	$1,703
Other commitments and obligations	321	321	—	—	642

Total contractual obligations	$944	$1,081	$320	$—	$2,345

We had commitments and obligations consisting of operating leases, contracts with software licensing, communications, computer hosting and marketing service providers. Other commitments and obligations totaled $321,000 for less than one year. Contracts with other service providers are for 30 day terms or less. For contingences related to our tax positions, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

Recent Accounting Developments

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements and disclosures.

In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The new guidance will be effective for the Company beginning January 1, 2012 and will only impact the presentation of financial statements.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

(a) Management’s annual report on internal controls over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements beginning on page F-1, or otherwise included in this Form 10-K.

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).

3.2	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.3(a)	Amended and Restated Bylaws effective June 7, 2010 of Spark Networks, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).

3.3(b)	Amendment No. 1 to Amended and Restated Bylaws effective August 10, 2011 (incorporated by reference to Exhibit 3.1(a) of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange on August 11, 2011).

4.1	Rights Plan Dated July 9, 2007 Between Spark Networks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.1(a)	Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(b)	First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(c)	Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(d)	Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

10.1(e)	Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004)

Exhibit Number	Description of Exhibit

10.1(f)	Fifth Amendment to Lease, dated January 31, 2006 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).

10.1(g)	Sixth Amendment to Lease, dated February 6, 2007 (incorporated by reference to Exhibit 10.1(f) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007).

10.1(h)	Seventh Amendment to Lease, dated November 27, 2007 (incorporated by reference to Exhibit 10.1(g) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.1(i)	Eighth Amendment to Lease, dated April 22, 2011.

10.2(a)	2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2(b)	Amendment to the 2004 Share Option Scheme, dated November 25, 2008 (incorporated by reference to Exhibit d(6) to the Registrant’s Schedule TO filed with the Securities and Exchange Commission on December 2, 2008).

10.2(c)	Amendment to the 2004 Option Scheme (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.3	Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1/A (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.4(a)	2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.4(b)	Amendment No. 1 to the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009).

10.5	Form of Stock Option Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.6	Form of Restricted Stock Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(B) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.7	Form of Restricted Stock Unit Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(C) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.8	Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.9	Consent to Assignment and Assumption of Standstill Agreement with Great Hill Equity Partners II (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

Exhibit Number	Description of Exhibit

10.10	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.10(a)	Schedule of Officers and Directors who entered into Indemnification Agreements (incorporated by reference to Exhibit 10.12(a) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.11(a)	Executive Employment Agreement, dated February 12, 2007, between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.11(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.11(c)	Amendment No. 2, dated December 29, 2010, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2011).

10.12	Separation Agreement and Release dated April 11, 2011 between Spark Networks, Inc. and Adam S. Berger (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011).

10.13	Executive Employment Agreement, dated April 11, 2011, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011).

10.14(a)	Employment Agreement dated July 2, 2007 between Spark Networks plc and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.14(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.15(a)	Executive Employment Agreement dated May 16, 2007 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007).

10.15(b)	Amendment No. 1, dated December 30, 2008, to Executive Employment Agreement between the Registrant and Gregory J. Franchina (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008)

10.16(a)	Executive Employment Agreement executed November 27, 2007 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

10.16(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Brett Zane (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.17(a)	Credit Agreement dated February 14, 2008 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008).

Exhibit Number	Description of Exhibit

10.17(b)	First Amendment to Credit Agreement dated as of September 29, 2009 among Spark Networks Limited, Spark Networks, Inc., Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009).

10.17(c)	Second Amendment to Credit Agreement dated as of February 7, 2011 among Spark Networks Limited, Spark Networks, Inc., Spark Networks USA, LLC, Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011).

10.17(d)	Third Amendment to Credit Agreement dated as of May 11, 2011 among Spark Networks USA, LLC, Spark Networks, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2011).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 27, 2012.

SPARK NETWORKS, INC.

/S/ GREGORY R. LIBERMAN
Gregory R. Liberman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregory R. Liberman Gregory R. Liberman	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2012

/s/ Brett A. Zane Brett A. Zane	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2012

/s/ Jonathan B. Bulkeley Jonathan B. Bulkeley	Director	March 27, 2012

/s/ Benjamin A. Derhy Benjamin A. Derhy	Director	March 27, 2012

/s/ Michael A. Kumin Michael A. Kumin	Director	March 27, 2012

/s/ Thomas G. Stockham Thomas G. Stockham	Director	March 27, 2012

/s/ Adam S. Berger Adam S. Berger	Director	March 27, 2012

/s/ Peter L. Garran Peter L. Garran	Director	March 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 27, 2012

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except stock data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$15,106	$13,901
Restricted cash	958	996
Accounts receivable, net of allowance of $1 and $9	1,146	847
Deferred tax asset—current	44	43
Prepaid expenses and other	1,164	911

Total current assets	18,418	16,698
Property and equipment, net	2,839	2,520
Goodwill	8,683	9,156
Intangible assets, net	1,900	3,017
Deferred tax asset—non-current	5,641	4,882
Deposits and other assets	455	295

Total assets	$37,936	$36,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$952	$1,371
Accrued liabilities	4,046	3,635
Deferred revenue	5,723	4,331
Deferred tax liability—current portion	203	—

Total current liabilities	10,924	9,337
Deferred tax liability	1,219	825
Other liabilities—non-current	1,141	1,036

Total liabilities	13,284	11,198
Commitments and contingencies (Note 12)
Stockholders’ equity:
Authorized capital stock consists of 10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding and 100,000,000 shares of Common Stock, $0.001 par value, with 20,594,670 and 20,587,336 shares of Common Stock issued and outstanding at December 31, 2011 and 2010, respectively.	21	21
Additional paid-in-capital	53,014	52,020
Accumulated other comprehensive income.	672	773
Accumulated deficit	(29,055)	(27,444)

Total stockholders’ equity	24,652	25,370

Total liabilities and stockholders’ equity	$37,936	$36,568

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue	$48,493	$40,851	$45,388
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	28,955	13,749	15,207
Sales and marketing	3,722	3,496	3,507
Customer service	1,980	1,601	1,832
Technical operations	1,367	1,232	1,504
Development	2,710	3,092	3,895
General and administrative	8,068	9,782	9,932
Depreciation	1,320	962	873
Amortization of intangible assets other than goodwill	370	421	663
Impairment of goodwill, long-lived assets and other assets	1,145	308	11,999

Total cost and expenses	49,637	34,643	49,412

Operating (loss) income	(1,144)	6,208	(4,024)
Interest expense (income) and other, net	162	(54)	(1,099)

(Loss) income before income taxes	(1,306)	6,262	(2,925)
Provision for income taxes	305	2,558	3,479

Net (loss) income	$(1,611)	$3,704	$(6,404)

Net (loss) income per share—basic and diluted	$(0.08)	$0.18	$(0.31)

Weighted average shares outstanding—basic	20,591	20,586	20,570
Weighted average shares outstanding—diluted	20,591	20,590	20,570

	Years Ended December 31,
Stock-Based Compensation	2011	2010	2009
(in thousands)
Cost of revenue	$8	$11	$17
Sales and marketing	80	233	184
Customer service	—	1	(14)
Technical operations	119	167	158
Development	42	54	29
General and administrative	657	1,044	667

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Ordinary Shares/ Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2008	20,542	$21	$45,545	$591	$(24,744)	$21,413
Issuance of common stock upon exercise of stock options	40	—	30	—	—	30
Excess tax benefits from stock-based comp	—	—	2,197	—	—	2,197
Foreign currency translation adjustment, net of tax	—	—	—	47	—	47
Stock-based compensation	—	—	1,041	—	—	1,041
Net loss	—	—	—	—	(6,404)	(6,404)

BALANCE, December 31, 2009	20,582	$21	$48,813	$638	$(31,148)	$18,324
Issuance of common stock upon exercise of stock options	5	—	17	—	—	17
Excess tax benefits from stock-based comp	—	—	1,680	—	—	1,680
Foreign currency translation adjustment, net of tax	—	—	—	135	—	135
Stock-based compensation	—	—	1,510	—	—	1,510
Net income	—	—	—	—	3,704	3,704

BALANCE, December 31, 2010	20,587	$21	$52,020	$773	$(27,444)	$25,370
Issuance of common stock upon exercise of stock options	8	—	21	—	—	21
Excess tax benefits from stock-based comp	—	—	67	—	—	67
Foreign currency translation adjustment, net of tax	—	—	—	(101)	—	(101)
Stock-based compensation	—	—	906	—	—	906
Net loss	—	—	—	—	(1,611)	(1,611)

BALANCE, December 31, 2011	20,595	$21	$53,014	$672	$(29,055)	$24,652

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,611)	$3,704	$(6,404)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,690	1,383	1,536
Impairment of goodwill, long-lived assets and other assets	1,145	308	11,999
Stock-based compensation	906	1,510	1,041
Non-current taxes payable and other	96	46	(42)
Foreign exchange gain on intercompany loan	337	(269)	(30)
Income from asset received from legal judgment	(247)	—	(1,507)
Excess tax benefits from stock-based compensation	(67)	(1,680)	(3,207)
Deferred taxes	(96)	1,843	2,232
Changes in operating assets and liabilities:
Accounts receivable	(299)	(163)	418
Restricted cash	38	(315)	84
Prepaid expenses and other assets	(128)	(31)	1,089
Accounts payable and accrued liabilities	(100)	(641)	(1,443)
Deferred revenue	1,392	87	151

Net cash provided by operating activities	3,056	5,782	5,917

Cash flows from investing activities:
Sale of property and equipment	—	1,560	—
Purchases of property and equipment	(1,583)	(1,324)	(1,440)
Purchases of businesses and intangible assets	(356)	(37)	(32)
Earn out payment for acquisition of business	—	—	(1,355)

Net cash (used in) provided by investing activities	(1,939)	199	(2,827)

Cash flows from financing activities:
Proceeds from issuance of stock	21	17	30
Excess tax benefits from stock-based compensation	67	1,680	3,207
Payment on revolving credit facility borrowing	—	—	(7,500)
Payment of deferred financing costs	—	—	(21)

Net cash provided by (used in) financing activities	88	1,697	(4,284)

Net increase (decrease) in cash	1,205	7,678	(1,194)
Cash and cash equivalents at beginning of year	13,901	6,223	7,417

Cash and cash equivalents at end of year	$15,106	$13,901	$6,223

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$159
Cash paid for income taxes	$192	$874	$1,232
Supplemental disclosure of non-cash investing and financing activities:
Hold-back in acquisition of business	$—	$—	$(250)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent Company and all of its majority- owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The financial statements of the Company’s foreign subsidiary are prepared using the local currency as the subsidiary’s functional currency. The Company translates the assets and liabilities using period-end rates of exchange, and revenue and expenses using average rates of exchange for the year. The resulting translation gain or loss is included in accumulated other comprehensive (loss) income and is excluded from net (loss) income.

The nature of the intercompany loan between the Company and its Israel subsidiary is classified as a loan which the Company expects to be settled. The foreign exchange gains and losses related to this loan are recorded as part of net income and excluded from accumulated other comprehensive income (loss). For the years ended December 31, 2011 and 2010, the Company recorded a foreign exchange loss of approximately $337,000 and a gain of $269,000 related to the intercompany loan, respectively.

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

As of December 31, 2011 and 2010, the Company had financial assets that consisted of cash and cash equivalents, which were measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with the latest guidance.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents.

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2011 and 2010, the Company had $958,000 and $996,000 in restricted cash, respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for subscription fees pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company records a reserve based on historical chargeback levels experienced over the preceding three-month period and reviews its accounts receivable from advertisers on a monthly basis. The allowance for doubtful accounts as of December 31, 2011 and 2010 is $1,000 and $9,000, respectively.

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

Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2011	2010	2009
Capitalized	$1,250	$1,100	$874
Expensed	(850)	(504)	(176)
Impairment	(45)	(121)	(110)
Unamortized Balance	$1,976	$1,621	$1,146

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions, specifically allocated to reporting units. The Company determines its reporting unit and operating segment through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance. Annually, the Company analyzes the fair value of each reporting unit to assess if the fair value exceeds the carrying value. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. If fair value is below the carrying amount of the reporting unit, the Company assesses what the fair value of the reporting unit is and impairs the excess. The valuation of intangible assets incorporates significant unobservable inputs and requires estimates, including the amount and timing of future cash flows. As of December 31, 2011 and 2010, the Company had unamortized goodwill of approximately $8.7 million and $9.2 million, respectively.

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

In 2011 and 2010, largely based on the valuation of domain names and capitalized software acquired from prior period acquisitions, the Company recorded an impairment charge of approximately $1.1 million and $187,000, respectively, for intangible assets it deemed to not have substantial value.

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

For the years 2011, 2010 and 2009, the Company impaired approximately $45,000, $121,000 and $110,000, respectively, of capitalized software development costs when management determined that a web-based product failed to perform to Company standards.

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

The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The Company has filed tax returns with positions that may be challenged by Federal and State tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, the Company regularly assesses its tax position for such matters and, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. To the extent reserves are recorded, they will be utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. The Company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity. The Company recognizes the tax effects from an uncertain tax position in our financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Direct marketing costs are expensed in the period incurred and primarily represent online marketing, including payments to search engines and affiliates, and offline marketing, including radio, billboards, television and print advertising. For the years ended December 31, 2011, 2010 and 2009, the Company incurred direct marketing costs amounting to approximately $25.7 million, $10.7 million and $12.1 million, respectively.

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

Prior to our adoption of the guidance, the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2011 and 2010, the Company recognized cash inflows of approximately $67,000 and approximately $1.7 million, respectively, related to a tax benefit from stock-based compensation.

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2011	2010	2009
Expected life in years	4.56	4.56	4.56
Dividend per share	—	—	—
Volatility	35.0-45.0%	40.0-45.0%	40.0-45.0%
Risk-free interest rate	1.4-3.0%	1.0-3.0%	2.0-3.0%

The Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2011, 2010 and 2009, there were three groups of employees whose behavior was significantly different from each other. Therefore, the Company estimated different forfeiture rates for each group.

The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option.

Due to the repricing of most options in 2009, the Company is using the “simplified method” calculation to determine the term of the options. The “simplified method” calculation derives the term by averaging the vesting term with the contractual terms. Option awards to date have generally vested and been expensed in equal annual instalments over a four-year period.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk free interest rates are based on U.S Treasury zero-coupon bonds with similar terms for the periods in which the options were granted.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive (loss) income consists of its reported net (loss) income and translation adjustments. Comprehensive (loss) income for each of the periods presented is comprised as follows:

	Years Ended December 31, (in thousands)
	2011	2010	2009
Net (loss) income	$(1,611)	$3,704	$(6,404)
Foreign currency translation adjustment	(101)	135	47

Total comprehensive (loss) income	$(1,712)	$3,839	$(6,357)

Accumulated other comprehensive (loss) income consists of foreign currency translation as follows:

	As of December 31, (in thousands)
	2011	2010	2009
Foreign currency translation adjustment	$672	$773	$638

Total accumulated other comprehensive income	$672	$773	$638

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and obligations under capital leases are carried at cost, which approximates their fair value due to the short-term maturity and variable interest rates of these instruments.

Net (Loss) Income Per Share

The Company calculates net (loss) income per share and presents both basic and diluted net (loss) income per share as seen in the chart below. Basic net (loss) income per share is computed by dividing net (loss) income available to common stock holders by the weighted average number of common stock outstanding. Diluted net (loss) income per share includes the effect of potential common stock outstanding, including dilutive stock options and warrants, using the treasury stock method.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31
	(in thousands except per share amounts)
	2011	2010	2009
Net (Loss) Income Per Common Share—Basic
Net (loss) income applicable to common stock	$(1,611)	$3,704	$(6,404)
Weighted average shares outstanding-basic	20,591	20,586	20,570

Basic Net (Loss) Income Per Share	$(0.08)	$0.18	$(0.31)

Net (Loss) Income Per Common Share—Diluted
Net (loss) income applicable to common stock	$(1,611)	$3,704	$(6,404)
Weighted average shares outstanding-basic	20,591	20,586	20,570
Dilutive options using the treasury stock method	—	4	—

Weighted average shares outstanding-diluted	20,591	20,590	20,570

Diluted Net (Loss) Income Per Share	$(0.08)	$0.18	$(0.31)

Options to purchase 3.5 million, 3.3 million and 3.4 million shares for fiscal years 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because the options were anti-dilutive.

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

Recent Accounting Developments

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements and disclosures.

In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The new guidance will be effective for the Company beginning January 1, 2012 and will only impact the presentation of financial statements.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements.

2. Income Taxes

(Loss) income before income taxes	Year Ended December 31,
(in thousands)	2011	2010	2009
U.S	$(619)	$5,986	$(2,978)
Foreign	(687)	276	53

	$(1,306)	$6,262	$(2,925)

Provision (benefit) for income taxes	Year Ended December 31,
(in thousands)	2011	2010	2009
Current
Federal	$(326)	$1,920	$3,769
State	638	518	638
Foreign	69	2	52

	381	2,440	4,459

Deferred
Federal	50	60	(1,145)
State	(160)	35	210
Foreign	477	115	(92)

	367	210	(1,027)

Valuation Allowance	(443)	(92)	47

	$305	$2,558	$3,479

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of Effective Income Tax Rate:	Year Ended December 31,
	2011	2010	2009
Provision on earnings at federal statutory rate	34.0%	34.0%	34.0%
State tax provision, net of federal benefit	(6.0)	4.8	5.8
Goodwill Impairment	—	—	(126.4)
Nondeductible expenses	(0.3)	0.3	(1.9)
Tax reserves	1.3	0.6	(1.6)
Change in effective tax rates	(18.6)	0.3	(6.9)
Foreign tax rate differential	(9.6)	(4.3)	(9.7)
Valuation allowance	8.9	3.0	(1.6)
Write down of deferred tax asset	(34.1)	—	(10.2)
Other	1.1	2.2	(0.4)

Total (benefit) provision for income taxes	(23.3)%	40.9%	(118.9)%

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

The components of the deferred income tax asset/(liability) for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net operating loss carry-forward	$782	$940	$691
Depreciation and amortization	1,655	1,383	1,546
Compensation accruals	2,590	2,234	2,022
Credits	913	905	793
Other	496	534	776

Total before valuation allowance	6,436	5,996	5,828
Less: Valuation allowance	(649)	(805)	(617)

Total deferred income tax asset	5,787	5,191	5,211

Deferred income tax liabilities
Foreign Intangible assets	(1,205)	(814)	(649)
Other	(319)	(277)	(297)

Total deferred income tax liabilities	(1,524)	(1,091)	(946)

Total net deferred income tax assets	$4,263	$4,100	$4,265

Due to uncertainty with regard to the Company’s ability to realize certain deferred tax assets, the Company has maintained a valuation allowance of approximately $649,000 against its deferred tax assets as of December 31, 2011.

Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax assets at December 31, 2011 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily the

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

At December 31, 2011, the Company has gross net operating loss carry-forwards (“NOL”) for income tax purposes of approximately $8.5 million and $36.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

At December 31, 2011, the Company also has net operating loss carryovers for Israeli tax purposes of approximately $2.3 million.

At December 31, 2011, the Company has federal income tax credit carry-forwards for income tax purposes of approximately $900,000 available to reduce future federal income tax.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL resulting from excess tax benefits. As of December 31, 2011, deferred tax assets do not include approximately $4.8 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $4.8 million if and when such excess tax benefits are realized. During 2011, approximately $67,000 related to net excess tax benefits were realized.

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

The following table summarizes the activity related to our unrecognized tax positions:

(in thousands)	2011	2010	2009
Balance at January 1,	$839	$839	$839
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	463	—	—
Reductions for tax positions of prior years	(327)	—	—
Settlements	—	—	—

Balance at December 31,	$975	$839	$839

Included in the unrecognized tax benefits of $1.0 million at December 31, 2011 was $800,000 of tax benefits that, if recognized, would reduce our annual effective tax rate.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and 2010, the Company had recorded a $165,000 and $196,000 accrual for interest and penalties on unrecognized tax benefits, respectively. Interest expenses of ($31,000), $58,000 and $72,000 were recognized in the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not expect any significant decreases to its unrecognized tax benefit within the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2008; state and local income tax examinations before 2007; and foreign income tax examinations before 2007. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
(in thousands)	2011	2010
Computer equipment	$1,868	$3,258
Computer software	4,831	3,992
Furniture, fixtures and equipment	592	665
Leasehold Improvements	691	697

	7,982	8,612
Less: Accumulated depreciation	(5,143)	(6,092)

	$2,839	$2,520

Depreciation expense, for the years ended December 31, 2011 and 2010, was $1.3 million and $962,000, respectively, and is calculated on the straight-line basis over three years.

5. Goodwill and Other Intangible Assets

Jewish Networks and Other Affinity Networks are the only reporting units with goodwill balances. Jewish Networks goodwill balance at December 31, 2011 and 2010 was $6.8 million and $7.3 million, respectively. Other Affinity Networks goodwill balance at December 31, 2011 and 2010 was $1.9 million. The following table shows the activity and balances related to goodwill from January 1, 2010 to December 31, 2011:

(in thousands)	Gross Goodwill		Accumulated Impairments	Net Goodwill
Balance at January 1, 2010	$22,492		$(13,734)	$8,758
Foreign currency	398	(1)	—	398

Balance at December 31, 2010	$22,890		$(13,734)	$9,156
Foreign currency	(473	)(1)	—	(473)

Balance at December 31, 2011	$22,417		$(13,734)	$8,683

(1)	Represents foreign currency translation adjustments related to the Jewish Networks reporting unit.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2011 and 2010, the Company performed its annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. Fair value of the reporting unit was based on the market approach and income approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including; projected cash flows, discount rates, projected long-term growth rates and terminal values. The Company used a discount rate which reflects the risks and uncertainty related to each reporting unit. The analysis concluded that the estimated fair value of the Jewish Networks business was higher than its carrying value and the estimated fair value of the Other Affinity Networks business was higher than its carrying value. At the conclusion of the analysis, it was determined that impairment was not warranted.

In 2009, we performed our annual impairment analysis and determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the Jewish Networks reporting unit was higher than the carrying value as of December 31, 2009 and thus did not require any impairment. Based upon several valuation assumptions, including lower expected performance and lower industry multiples, the analysis concluded that the carrying value of the Other Affinity Networks business was higher than its estimated fair value. As a result, the Company performed the second step under the guidance to assess the fair value of the assets and liabilities of Other Affinity Networks. The analysis resulted in impairment to goodwill and domain names of $9.3 million and $1.3 million, respectively. In 2009, we paid the final $1.4 million in earn-out payments for the acquisition of the HurryDate business in 2007. The earn-out payments were recorded as impairment expense based on business performance. There were no additional impairments as a result of the assessment.

Goodwill of $8.7 million and $9.2 million, as of December 31, 2011 and 2010 respectively, is mainly related to the purchase of Pointmatch in January 2004, MingleMatch, Inc. in May 2005, and LDSSingles in May 2006. Finite-lived intangible assets consist of purchased databases and technologies, and are amortized over the expected periods of benefits (three years for member databases, three months for subscriber databases and five years for technologies). Indefinite-lived intangible assets, consisting of purchased domain names, are not amortized. Intangible assets consist of the following:

	As of December 31, 2011		As of December 31, 2010
(in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Member databases	$3,040	$(3,040)	$3,448	$(3,448)
Purchased technologies	1,200	(1,187)	2,332	(1,568)
Domain names	1,887	—	2,253	—

	$6,127	$(4,227)	$8,033	$(5,016)

Amortization expense for finite-lived intangible assets for the year ended December 31, 2011 and 2010 was $370,000 and $421,000, respectively. Amortization expense is expected to be $13,000 for the year ending December 31, 2012. In 2011 and 2010, the Company determined that certain domain names and computer software acquired from prior period acquisitions had no value based upon the expected future cash flows generated from the businesses associated with these assets, resulting in impairment charges of approximately $1.1 million and $187,000 respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:	December 31,
	2011	2010
	(in thousands)
Advertising	$1,452	$866
Accrued compensation	1,905	1,586
Other accrued liabilities	689	1,183

Total	$4,046	$3,635

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income on Possession of Assets

In the third quarter of 2011, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik. The Company recorded other income of $247,000 in the Interest expense (income) and other, net line item on the Consolidated Statements of Operations and recorded the asset as Deposits and Other Assets on the Consolidated Balance Sheets. The Company plans to sell the property and has recorded it at fair value less the anticipated cost of sale.

In the year ended December 31, 2009, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik and recorded other income of $1.5 million in Interest expense (income) and other, net on the Consolidated Statements of Operations. On February 1, 2010, the Company entered into a purchase agreement to sell such real property. The Company closed the transaction in the second quarter of 2010.

8. Notes Payable

Revolving Credit Facility

The Company and its wholly-owned subsidiary, Spark Networks USA, LLC, have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014. The per annum interest rate under the Credit Agreement is LIBOR, or the Eurodollar rate under certain circumstances, plus 1.75%, 2.00% and 2.50% based upon a financial leverage ratio of less than 1.00, 1.00 to 1.49 and 1.50 and greater, respectively. In the event the Company elects to borrow under a base rate loan, the corresponding interest rates are increased to the prime rate plus, 0.75%, 1.00% and 1.50%, respectively. The Company pays a 0.250% to 0.375% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis. The Company is required to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00, and a fixed charge coverage ratio of no less than 1.50 to 1.00. The Company is permitted to repurchase or redeem equity interests or issue dividends of up to $15 million during the first 365 days following February 7, 2011, the date of a subsequent amendment to the Credit Agreement.

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

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of December 31, 2011.

As of December 31, 2011, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the Amendment, the Company paid deferred financing costs of approximately $446,000 and $80,000, respectively. Costs associated with both the original Credit Agreement and the Amendment were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the year ended December 31, 2011 and December 31, 2010 were $56,000 and $141,000, respectively.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ Equity

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

As of December 31, 2011, total unrecognized compensation cost related to non-vested stock options was $1.2 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Granted, weighted average fair value per share	$1.02	$1.07	$0.79
Exercised, weighted average intrinsic value per share	$0.32	$0.46	$1.63
Aggregate intrinsic value of options outstanding and exercisable (in thousands)	$1,571	$371	$0

Information relating to outstanding stock options is as follows, (in thousands, except Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Outstanding at December 31, 2009	3,387	$3.28
Granted	210	2.99
Exercised	(5)	3.00
Expired	(124)	4.50
Forfeited	(104)	3.22

Outstanding at December 31, 2010	3,364	$3.12
Granted	700	3.19
Exercised	(8)	2.96
Expired	(10)	3.30
Forfeited	(463)	2.99

Outstanding at December 31, 2011	3,583	3.14

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Range Summary

As of December 31, 2011

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$3.18 - $7.77	893	5	$3.62	304	4	$4.45
$3.00	2,551	6	$3.00	2,082	6	$3.00
$2.18 - $2.99	139	5	$2.53	82	4	$2.57

	3,583	6	$3.14	2,468	6	$3.16

As of December 31, 2010

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$3.91 - $8.60	193	3	$5.19	172	3	$5.27
$3.00	3,019	7	$3.00	1,664	7	$3.00
$2.18 - $2.99	152	5	$2.55	47	5	$2.60

	3,364	7	$3.12	1,883	7	$3.20

Options granted prior to 2006, were priced in foreign currency, weighted average price per share calculations are impacted by foreign currency exchange fluctuations.

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1 million and is being recognized over the four year vesting term of the newly issued options. The incremental expenses recognized for the years ended December 31, 2011, 2010 and 2009 were $172,000, $339,000 and $286,000, respectively.

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds, or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2011, 2010 and 2009 were approximately $338,000, $333,000 and $343,000, respectively.

11. Segment Information

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments which were principally determined based on similarity of economic characteristics. For the periods covered by the financial statements in this report, the Company’s financial reporting data consists of four operating segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il and their respective co-branded and private label websites; (2) General Market Networks, which consists of AmericanSingles.com and Date.ca, which were both rebranded as Spark.com in December of 2009 and Date.co.uk which was rebranded as Spark.com in February 2010 and their respective co-branded and private label websites; (3) Other Affinity Networks, which consists of the Company’s Provo, Utah-based properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities, HurryDate events and subscriptions, and other websites and businesses.

	Years Ended December 31
(in thousands)	2011	2010	2009
Revenue
Jewish Networks	$27,054	$27,440	$28,842
Other Affinity Networks	20,089	11,279	12,771
General Market Networks	578	1,168	2,692
Offline and Other Businesses	772	964	1,083

Total Revenue	$48,493	$40,851	$45,388

Direct Marketing Expenses
Jewish Networks	$3,389	$2,321	$2,346
Other Affinity Networks	21,459	7,292	8,502
General Market Networks	364	582	676
Offline and Other Businesses	512	535	541

Total Direct Marketing Expenses	$25,724	$10,730	$12,065

Unallocated Operating Expense	23,913	23,913	37,347

Operating (Loss) Income	$(1,144)	$6,208	$(4,024)

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

The Company operates several international Web sites, however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenue represents sales generated outside the U.S. where the Company has its principal operations. Revenue and identifiable assets (excluding deferred tax assets) by geographical area are as follows:

	Years Ended December 31
(in thousands)	2011	2010	2009
Revenue
United States	$44,358	$36,849	$41,413
Israel	4,135	4,002	3,975

Total Revenue	$48,493	$40,851	$45,388

	As of December 31,
	2011	2010
Non-Current Assets
United States	$3,117	$2,583
Israel	177	232

Total	$3,294	$2,815

Segment Reclassification

During the first quarter of 2012, the Company changed management’s internal reporting to include data on four newly-defined operating segments: Jewish Networks, which consists of JDate.com, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au and Believe.com;; Other Networks, which consists of Spark.com and properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments will provide investors with greater transparency into the performance of the business.

12. Commitments and Contingencies

Operating Leases

The Company leases its office facilities under operating lease agreements effective through July 2017, providing for annual minimum lease payments as follows (amounts in thousands):

Year Ending
2012	$623
2013	378
2014	188
2015	194
2016	200
2017	120

Total	$1,703

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense under non-cancelable operating leases with scheduled rent increases or free rent is accounted for on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense through terms of the lease.

The Company recognized rent expense under operating leases of $1.0 million, $1.3 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Commitments and Obligations

The Company has other commitments and obligations consisting of contracts with software licensing, communications, computer hosting and marketing service providers. These amounts totaled $321,000 for less than one year and $321,000 between one and three years. Contracts with other service providers are for 30 day terms or less.

Year Ending (amounts in thousands)
2012	$321
2013	321

Total	$642

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims.

L.I.S.T. Incorporated v. Spark Networks, Inc. et al

On March 11, 2010, L.I.S.T. Incorporated initiated a class action lawsuit against Spark Networks, Inc., Adam S. Berger, Jonathan B. Bulkeley, Benjamin Derhy, Thomas G. Stockham, Michael A. Kumin, Great Hill Equity Partners III, LP and Great Hill Partners, LLC in the Court of Chancery of the State of Delaware, alleging breach

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2011, the Company entered into an agreement with Latisys-Irvine, Inc., a collocation and data center provider to provide collocation, cages, connectivity and other related equipment and services. Great Hill Partners, an owner of more than 5% of the Company’s stock, has informed the Company that it has an ownership position in Latisys-Irvine, Inc.

In January 2012, the Company entered into an agreement with Ultra Unlimited Corp., a software development firm, to provide the Company with certain software. The Chief Executive Officer of Ultra UnlimitedCorp. is the brother of Michael Kumin, a director of the Company, and Michael Kumin and Jonathan Bulkeley, also a director of the Company, have informed the Company that they are individual investors in Ultra Unlimited Corp.

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

	Three Months Ended
(in thousands, except per share amount)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010

Consolidated Statement of Operations Data:
Revenue	$12,861	$12,677	$11,995	$10,960	$10,109	$9,916	$10,289	$10,537
Cost of revenue	8,420	7,373	7,347	5,815	4,002	3,206	3,384	3,157
Sales and marketing	1,062	923	837	900	788	774	851	1,083
Customer service	539	531	449	461	420	403	382	396
Technical operations	281	336	336	414	302	252	315	363
Development	643	643	679	745	760	773	778	781
General and administrative	1,071	2,435	2,199	2,363	2,141	2,316	2,538	2,787
Depreciation	343	341	346	290	263	242	222	235
Amortization	89	90	93	98	97	98	104	122
Impairment of goodwill and other assets	1,100	45	—	—	187	—	—	121

Total operating expenses	13,548	12,717	12,286	11,086	8,960	8,064	8,574	9,045
(Loss) income from operations	(687)	(40)	(291)	(126)	1,149	1,852	1,715	1,492

Interest expense (income) and other, net	144	120	(45)	(57)	(72)	(182)	241	(41)
(Loss) income before income taxes	(831)	(160)	(246)	(69)	1,221	2,034	1,474	1,533

Provision for income taxes	277	78	(165)	115	595	808	551	604

Net (loss) income	$(1,108)	$(238)	$(81)	$(184)	$626	$1, 226	$923	$929

Basic and diluted net (loss) income per share	$(0.05)	$(0.01)	$(0.00)	$(0.01)	$0.03	$0.06	$0.04	$0.05
Shares used in computation of basic net (loss) income per share	20,595	20,595	20,589	20,587	20,587	20,587	20,587	20,582
Shares used in computation of diluted net (loss) income per share	20,595	20,595	20,589	20,587	20,588	20,590	20,598	20,582

15. Subsequent Events

The Company evaluated subsequent events through the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC).