Form 10-Q
period 2012-03-31
SPARK NETWORKS INC
filed 2012-05-11
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 20,596,857 shares of common stock, par value $0.001 per share, outstanding as of May 11, 2012.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,517	$15,106
Restricted cash	1,095	958
Accounts receivable, net of allowance of $1 and $1, respectively	1,003	1,146
Deferred tax asset – current	44	44
Prepaid expenses and other	1,129	1,164

Total current assets	15,788	18,418
Property and equipment, net	3,025	2,839
Goodwill	8,859	8,683
Intangible assets, net	1,911	1,900
Deferred tax asset – non-current	5,639	5,641
Deposits and other assets	426	455

Total assets	$35,648	$37,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$880	$952
Accrued liabilities	2,191	4,046
Deferred revenue	6,753	5,723
Deferred tax liability- current	203	203

Total current liabilities	10,027	10,924
Deferred tax liability	1,293	1,219
Other liabilities – non-current	1,141	1,141

Total liabilities	12,461	13,284
Commitments and contingencies (Note 7)
Stockholders’ equity:
Authorized capital stock consists of 10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding and 100,000,000 shares of Common Stock, $0.001 par value, with 20,596,857 and 20,594,670 shares of Common Stock issued and outstanding at March 31, 2012 and December 31, 2011, respectively:	21	21
Additional paid-in-capital	53,224	53,014
Accumulated other comprehensive income	710	672
Accumulated deficit	(30,768)	(29,055)

Total stockholders’ equity	23,187	24,652

Total liabilities and stockholders’ equity	$35,648	$37,936

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$14,555	$10,960

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	11,848	5,815
Sales and marketing	973	900
Customer service	613	461
Technical operations	350	414
Development	846	745
General and administrative	2,238	2,363
Depreciation	403	290
Amortization of intangible assets	13	98

Total cost and expenses	17,284	11,086

Operating loss	(2,729)	(126)
Interest and other (income) expenses, net	(127)	(57)

Loss before income taxes	(2,602)	(69)
(Benefit) provision for income taxes	(889)	115

Net loss	$(1,713)	$(184)

Net loss per share – basic and diluted	$(0.08)	$(0.01)

Weighted average shares outstanding – basic and diluted	20,596	20,587

Comprehensive loss	$(1,675)	$(149)

Stock-based compensation:	Three Months Ended March 31,
(in thousands)	2012	2011
Cost of revenue	$2	$2
Sales and marketing	20	34
Customer service	—	—
Technical operations	30	31
Development	11	12
General and administrative	141	182

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,713)	$(184)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	416	388
Foreign exchange gain on intercompany loan	(125)	(84)
Other	7	2
Stock-based compensation	204	261
Deferred taxes	76	45
Changes in operating assets and liabilities:
Accounts receivable	143	236
Restricted cash	(137)	169
Prepaid expenses and other assets	51	(156)
Accounts payable and accrued liabilities	(1,875)	(1,041)
Deferred revenue	1,030	647

Net cash (used in) provided by operating activities	(1,923)	283

Cash flows from investing activities:
Purchases of property and equipment	(649)	(283)
Purchases of intangible assets	(23)	(13)

Net cash used in investing activities	(672)	(296)

Cash flows from financing activities:
Proceeds from issuance of common stock	6	—

Net cash provided by financing activities	6	—

Net decrease in cash	(2,589)	(13)
Cash and cash equivalents at beginning of period	15,106	13,901

Cash and cash equivalents at end of period	$12,517	$13,888

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21	$31

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

The consolidated financial statements on this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011.

2.	Adoption of New Accounting Principles

Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The adoption of ASU 2011-05 concerns presentation and disclosure only, and did not have an impact on the Company’s consolidated financial position or results of operations.

3.	Net Loss Per Share

The Company calculates and presents the net loss per share of both basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

	For the Three Months Ended March 31,
	2012	2011
	(in thousands except per share data)
Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(1,713)	$(184)

Weighted average shares outstanding – basic and diluted	20,596	20,587

Net Loss Per Share – Basic and Diluted	$(0.08)	$(0.01)

All stock options for both periods have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

4.	Revolving Credit Facility

As of March 31, 2012, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC, as well as subsidiaries as guarantors, had a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014.

As of March 31, 2012, there was no outstanding amount under the Credit Agreement.

On May 7, 2012, the parties executed a Fourth Amendment to the Credit Agreement (the “Amendment”). The Amendment, among other things, changes the per annum interest rate under the Credit Agreement. Pursuant to the Amendment, the per annum interest rate under the Credit Agreement is LIBOR, or the Eurodollar Rate (as defined in the Credit Agreement) under certain circumstances, plus 2.00%. In the event the Company elects to borrow under a base rate loan, the interest rate is increased to the prime rate plus 1.00%. Under the Amendment, the Company pays a 0.25% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis.

The Amendment removes the requirement that the Company maintain a certain consolidated leverage ratio and consolidated fixed charge coverage ratio. The Amendment also updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, Jewish Networks minimum contribution, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Amendment permits the Company to repurchase or redeem equity interests or issue dividends of up to $4,500,000 during the term of the Credit Agreement. The Credit Agreement also contains other covenants, with exceptions, including restrictions on debt, liens and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the company to obtain further credit under the Credit Agreement.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of March 31, 2012.

In connection with the original Credit Agreement and the first three amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $80,000, respectively. Costs associated with both the original Credit Agreement and the first three amendments thereto were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three months ended March 31, 2012 and March 31, 2011 were $4,000 and $16,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1 million and is being recognized over the four year vesting term of the newly issued options. The incremental expense recognized for each of the three month periods ended March 31, 2012 and 2011 was $43,000.

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

As of March 31, 2012, total unrecognized compensation cost related to unvested stock options was $1.1 million. This cost is expected to be recognized over a weighted-average period of 2 years. The following table describes option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2011	3,583	$3.14
Granted	100	4.18
Exercised	(2)	2.37
Forfeited	—	—
Expired	(4)	3.00

Outstanding at March 31, 2012	3,677	$3.16

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

During the first quarter of 2012, the Company’s management modified the internal reporting of its operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au and Believe.com; (3) Other Networks, which consists of Spark.com and properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments will provide investors with greater transparency into the performance of the business. Prior period amounts presented in this Quarterly Report on Form 10Q have been reclassified to conform to the current period presentation.

	Three Months Ended March 31,
(in thousands)	2012	2011
Revenue
Jewish Networks	$6,580	$6,899
Christian Networks	6,853	2,623
Other Networks	1,031	1,331
Offline & Other Businesses	91	107

Total Revenue	$14,555	$10,960

Direct Marketing Expenses
Jewish Networks	801	659
Christian Networks	9,795	3,433
Other Networks	312	918
Offline & Other Businesses	30	30

Total Direct Marketing Expenses	$10,938	$5,040

Unallocated operating expenses	6,346	6,046

Operating loss	$2,729	$126

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

7.	Commitments and Contingencies

Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a description of litigation and claims.

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

8.	Income Taxes

The benefit for income taxes for the three months ended March 31, 2012 consists primarily of a $941,000 income tax benefit for losses incurred by our domestic operations, offset by a $39,000 income tax expense related to the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and the absence of a corresponding deferred tax asset due to a valuation allowance. Additionally, the Company recorded approximately $13,000 of income tax expense related to interest accrued on its unrecognized tax benefits.

9.	Related Party Transactions

In December 2011, the Company entered into an agreement with Latisys-Irvine, Inc., a colocation and data center provider to provide colocation, cages, connectivity and other related equipment and services. Great Hill Partners, an owner of more than 5% of the Company’s stock, has informed the Company that it has an ownership position in Latisys-Irvine, Inc.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands and our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of our 2011 Annual Report.

General

The common stock of Spark Networks, Inc. (the “Company”) is traded on the NYSE Amex. We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2012, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Segment Reclassification

During the first quarter of 2012, we modified the internal reporting of our operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.fr, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au and Believe.com; (3) Other Networks, which consists of Spark.com and properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. We believe the new segments will provide investors with greater transparency into the performance of the business.

For additional segment information, please refer to Note 6 of the Notes to the Consolidated Financial Statements (the “Notes”) elsewhere in this report.

Key Metric – Average Paying Subscribers

We regularly review average paying subscribers as a key metric to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. Subscribers are defined as individuals for whom we collect a monthly fee for access to communication and Web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period. Prior period amounts presented in this report have been reclassified to conform to current period presentation.

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below. It should be noted that we have excluded Offline and Other Businesses’ average paying subscribers from the table below due to this segment’s immaterial size:

	Three Months Ended March 31,
	2012	2011
Average Paying Subscribers
Jewish Networks	86,433	91,545
Christian Networks	124,158	47,134
Other Networks	30,115	38,962

Total	240,706	177,641

Average paying subscribers for the Jewish Networks segment decreased 5.6% to 86,433 for the three months ended March 31, 2012 compared to 91,545 in the same period last year. Average paying subscribers for the Christian Networks segment increased 163.4% to 124,158 for the three months ended March 31, 2012 compared to 47,134 in the same period last year. Average paying subscribers for the Other Networks segment decreased 22.7% to 30,115 for the three months ended March 31, 2012 compared to 38,962 in the same period last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost and expenses:
Cost of revenue	81.4	53.1
Sales and marketing	6.7	8.2
Customer service	4.2	4.2
Technical operations	2.4	3.8
Development	5.8	6.8
General and administrative	15.4	21.6
Depreciation	2.8	2.6
Amortization of intangible assets	0.1	0.9

Total cost and expenses	118.8	101.2

Operating loss	(18.8)	(1.2)
Interest and other (income) expenses, net	(0.9)	(0.5)

Loss before income taxes	(17.9)	(0.7)
(Benefit) provision for income taxes	(6.1)	1.0

Net loss	(11.8)%	(1.7)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Substantially all of our revenue is derived from subscription fees. Less than 5% and 4% of our revenue for the three months ended March 31, 2012 and 2011, respectively, is generated through offline social and travel events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 32.8% to $14.6 million in the first quarter of 2012 compared to $11.0 million in the first quarter of 2011. The increase can be attributed to higher subscription revenue in our Christian Networks segment. Christian Networks revenue increased 161.3% to $6.9 million in the first quarter of 2012 compared to $2.6 million in the first quarter of 2011. The increase in revenue reflects a 185.3% increase in direct marketing investment as we leveraged both online and offline marketing channels. Revenue for the Jewish Networks segment decreased 4.6% to $6.6 million in the first quarter of 2012 compared to $6.9 million in the first quarter of 2011. The decrease in revenue is driven by lower average paying subscribers, reflecting a lower average paying subscriber count at the beginning of the first quarter of 2012 versus the first quarter of 2011. Revenue for our Other Networks segment decreased 22.5% to $1.0 million in the first quarter of 2012 compared to $1.3 million in the first quarter of 2011. The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments. Revenue for the Offline & Other Businesses segment decreased 15.0% to $91,000 in the first quarter of 2012 compared to $107,000 in the first quarter of 2011. The lower revenue reflects a reduction in events hosted in the first quarter of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the first quarter of 2012 were $17.3 million, an increase of 55.9% compared to $11.1 million for the first quarter of 2011. The increase is primarily attributable to a $6.0 million increase in cost of revenue.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 103.7% to $11.8 million for the three months ended March 31, 2012 compared to $5.8 million for the same period in 2011. Direct marketing expenses accounted for the majority of growth, increasing 117.0% to $10.9 million for the three months ended March 31, 2012 compared to $5.0 million for the same period in 2011. Direct marketing expenses for the Christian Networks segment increased 185.3% to $9.8 million for the first quarter of 2012 compared to $3.4 million in the first quarter of 2011, reflecting growth in both our online and offline marketing channels. Direct marketing expenses for the Jewish Networks segment increased 21.5% to

$801,000 in the first quarter of 2012 compared to $659,000 in the first quarter of 2011. The increase reflects higher investments in offline marketing channels. Direct marketing expenses for the Other Networks segment decreased 66.0% to $312,000 in the first quarter of 2012 compared to $918,000 in the same period in 2011, reflecting lower offline marketing investments. Direct marketing expenses for the Offline & Other Businesses segment was the same at $30,000 for the first quarter of 2012 and 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as consulting fees. Sales and marketing expenses increased 8.1% to $973,000 million in the first quarter of 2012 compared to $900,000 in the first quarter of 2011. The increase can be primarily attributed to growth in compensation expense, third-party email service fees and consulting fees. Compensation expense grew as we built out our customer acquisition team during the second half of 2011. Third-party email service fees increased in direct response to the growth in our Christian Networks business. The addition of a public relations firm in the second half of 2011 boosted consulting fees.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses increased 33.0% to $613,000 in the first quarter of 2012 compared to $461,000 in the first quarter of 2011. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 15.5% to $350,000 in the first quarter of 2012 compared to $414,000 in 2011. The decrease is primarily due to lower salary expense, and higher capitalized salaries associated with software development.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 13.6% to $846,000 in the first quarter of 2012 compared to $745,000 in 2011. The increased costs reflect higher consulting expenses associated with new product development and placement fees.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 5.3% to $2.2 million in the first quarter of 2012 compared to $2.4 million in 2011. The decreased costs are primarily attributed to lower legal fees, reflecting the absence of a patent lawsuit in the first quarter of 2012.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. Amortization expenses decreased 86.7% to $13,000 in the first quarter of 2012 compared to $98,000 in the first quarter of 2011. The decrease reflects the impairment of computer software in the fourth quarter of 2011.

Interest and Other (Income) Expenses, Net. Interest and other (income) expenses consist primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Interest and other (income) expenses reflect income of $127,000 for the first quarter of 2012 compared to income of $57,000 for the same period in 2011. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israeli subsidiary.

(Benefit) Provision for Income Taxes. Benefit for income taxes for the three months ended March 31, 2012 consists of a $941,000 income tax benefit for losses incurred by our domestic operations and offset by a $39,000 income tax expense related to the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and the absence of a corresponding deferred tax asset due to a valuation allowance. Our Israeli subsidiary has generated sufficient losses such that a full valuation allowance is maintained against the income tax benefits generated by this entity. Management cannot conclude that such tax benefits meet the more likely than not threshold for realization. Additionally, the Company recorded approximately $13,000 of income tax expense related to interest accrued on its unrecognized tax benefits. The Company’s effective income tax rate for the first quarter of 2012 was 34.1% compared to (166.5%) for the same period in 2011.

Net Loss. Net loss for the first quarter of 2012 was $1.7 million compared to a net loss of $184,000 in 2011. The net loss generated in the first quarter of 2012 was primarily due to increases in direct marketing investments.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $12.5 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $1.9 million for the three months ended March 31, 2012 compared to cash provided of $283,000 for the same period in 2011. An increase in direct marketing investments accounted for the decrease in net cash provided by operations.

Net cash used in investing activities was $672,000 in the first quarter of 2012 compared to $296,000 in 2011. In the first quarter of 2012, we invested $649,000 in computer hardware and software.

Net cash provided from financing activities was $6,000 for the first quarter of 2012 compared to $0 for the first quarter of 2011. In the first quarter of 2012, the Company received cash proceeds from the exercise of certain options.

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

(a) Evaluation of disclosure controls and procedures

As of March 31, 2012, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is contained in the Notes to the Consolidated Financial Statements contained in this report under Note 7 “Commitments and Contingencies—Legal Proceedings” and is incorporated herein by reference. Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On May 7, 2012, Spark Networks USA, LLC, the Company, and certain of its subsidiaries entered into a Fourth Amendment to the Credit Agreement with Bank of America. A description of the material terms of the Credit Agreement, as amended by the Fourth Amendment, is contained in Note 4 (“Revolving Credit Facility”) of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, which is incorporated herein by reference. A copy of the Amendment is attached to this report as Exhibit 10.1.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibit No.	Description

10.1	Fourth Amendment to Credit Agreement dated as of May 7, 2012 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett A. Zane
by: Brett A. Zane
Chief Financial Officer
(Principal financial officer and duly authorized signatory)

Date: May 11, 2012