Form 10-Q
period 2012-06-30
SPARK NETWORKS INC
filed 2012-08-14
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller-Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 20,675,216 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2012.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,705	$15,106
Restricted cash	1,128	958
Accounts receivable, net of allowance of $0 and $1, respectively	1,115	1,146
Deferred tax asset – current	45	44
Prepaid expenses and other	940	1,164

Total current assets	15,933	18,418
Property and equipment, net	3,103	2,839
Goodwill	8,522	8,683
Intangible assets, net	1,912	1,900
Deferred tax asset – non-current	6,951	5,641
Deposits and other assets	174	455

Total assets	$36,595	$37,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$928	$952
Accrued liabilities	3,661	4,046
Deferred revenue	6,828	5,723
Deferred tax liability- current	203	203

Total current liabilities	11,620	10,924
Deferred tax liability	1,262	1,219
Other liabilities – non-current	1,141	1,141

Total liabilities	14,023	13,284
Commitments and contingencies (Note 8)
Stockholders’ equity:
Authorized capital stock consists of 10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding and 100,000,000 shares of Common Stock, $0.001 par value, with 20,675,216 and 20,594,670 shares of Common Stock issued and outstanding at June 30, 2012 and December 31, 2011, respectively:	21	21
Additional paid-in-capital	53,657	53,014
Accumulated other comprehensive income	663	672
Accumulated deficit	(31,769)	(29,055)

Total stockholders’ equity	22,572	24,652

Total liabilities and stockholders’ equity	$36,595	$37,936

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$15,046	$11,995	$29,601	$22,955
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	10,976	7,347	22,824	13,162
Sales and marketing	983	837	1,956	1,737
Customer service	622	449	1,235	910
Technical operations	355	336	705	750
Development	844	679	1,690	1,424
General and administrative	2,052	2,199	4,290	4,562
Depreciation	413	346	816	636
Amortization of intangible assets	—	93	13	191

Total cost and expenses	16,245	12,286	33,529	23,372
Operating loss	(1,199)	(291)	(3,928)	(417)
Interest expense (income) and other, net	113	(45)	(14)	(102)

Loss before income taxes	(1,312)	(246)	(3,914)	(315)
Benefit for income taxes	(311)	(165)	(1,200)	(50)

Net loss	$(1,001)	$(81)	$(2,714)	$(265)

Net loss per share—basic and diluted	$(0.05)	$(0.00)	$(0.13)	$(0.01)

Weighted average shares outstanding – basic and diluted	20,625	20,589	20,611	20,588
Comprehensive loss	$(1,048)	$(45)	$(2,723)	$(190)

Stock-based compensation:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$2	$2	$4	$4
Sales and marketing	18	14	38	48
Customer service	1	0	1	0
Technical operations	30	27	60	58
Development	10	10	21	22
General and administrative	138	226	279	408

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,714)	$(265)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	829	827
Foreign exchange loss (gain) on intercompany loan	119	(169)
Income from asset received from legal judgment	(151)	—
Stock-based compensation	403	540
Deferred taxes	(1,268)	92
Other	15	2
Changes in operating assets and liabilities:
Accounts receivable	31	48
Restricted cash	(170)	93
Prepaid expenses and other assets	290	(544)
Accounts payable and accrued liabilities	(423)	(1,380)
Deferred revenue	1,105	804

Net cash (used in) provided by operating activities	$(1,934)	$48

Cash flows from investing activities:
Purchases of property and equipment	(1,201)	(744)
Purchases of intangible assets	(26)	(31)
Sale of property and other assets	520	—

Net cash used in investing activities	$(707)	$(775)

Cash flows from financing activities:
Proceeds from issuance of common stock	240	22

Net cash provided by financing activities	$240	$22

Net change in cash	(2,401)	(705)
Cash and cash equivalents at beginning of period	15,106	13,901

Cash and cash equivalents at end of period	$12,705	$13,196

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37	$93

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Summary of Significant Accounting Policies

The Company

The common stock of Spark Networks, Inc., a Delaware corporation (the “Company”), is traded on the NYSE MKT.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands except per share data)
Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(1,001)	$(81)	$(2,714)	$(265)
Weighted average shares outstanding-basic and diluted	20,625	20,589	20,611	20,588

Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.00)	$(0.13)	$(0.01)

All stock options for all periods presented, have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

4. Revolving Credit Facility

As of June 30, 2012, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC, as well as subsidiaries as guarantors, had a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014.

As of June 30, 2012, there were no outstanding amounts under the Credit Agreement.

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

The Amendment removed the requirement that the Company maintain a certain consolidated leverage ratio and consolidated fixed charge coverage ratio. The Amendment also updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, Jewish Networks minimum contribution, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Amendment permits the

Company to repurchase or redeem equity interests or issue dividends of up to $4,500,000 during the term of the Credit Agreement. The Credit Agreement also contains other covenants, with exceptions, including restrictions on debt, liens and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the company to obtain further credit under the Credit Agreement.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants as of June 30, 2012.

In connection with the original Credit Agreement and the first four amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $105,000, respectively. Costs associated with both the original Credit Agreement and the first four amendments thereto were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2012 were $6,000 and $10,000, respectively. The amortization of the deferred financing costs for the three and six months ended June 30, 2011 were $29,000 and $41,000, respectively.

5. Stockholders’ Equity

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1 million and is being recognized over the four year vesting term of the newly issued options. The incremental expenses recognized for the three and six months ended June 30, 2012 were $43,000 and $86,000, respectively. The incremental expenses recognized for the three and six months ended June 30, 2011 were $43,000 and $86,000, respectively.

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

The Compensation Committee (of the Board of Directors) may grant to a participant an award. The terms and conditions of the award, including the quantity, price, vesting periods and other conditions on exercise will be determined by the Compensation Committee.

The exercise price for stock options will be determined by the Compensation Committee in its discretion, but may not be less than 100% of the closing sale price of one share of the Company’s common stock on the NYSE MKT (or any other applicable exchange on which the stock is listed) on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company on the date of grant, the exercise price may not be less than 110% of the closing sale price of one share of common stock on the date the stock option is granted.

As of June 30, 2012, total unrecognized compensation cost related to unvested stock options was $1.0 million. This cost is expected to be recognized over a weighted-average period of two years. The following table describes option activity for the three months ended June 30, 2012:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2011	3,583	$3.14
Granted	100	4.18
Exercised	(2)	2.37
Forfeited	—	—
Expired	(4)	3.00

Outstanding at March 31, 2012	3,677	$3.16
Granted	25	4.41
Exercised	(78)	3.00
Forfeited	(11)	2.88
Expired	(7)	5.41

Outstanding at June 30, 2012	3,606	$3.17

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

6. Segment Information

During the first quarter of 2012, the Company’s management modified the internal reporting of its operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net and DailyBibleVerse.com; (3) Other Networks, which consists of Spark.com and properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments will provide investors with greater transparency into the performance of the business. Prior period amounts presented in this Quarterly Report on Form 10-Q have been reclassified to conform to the current period presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue
Jewish Networks	$6,452	$6,731	$13,032	$13,630
Christian Networks	7,505	3,543	14,358	6,166
Other Networks	995	1,272	2,027	2,603
Offline & Other Businesses	94	449	184	556

Total Revenue	$15,046	$11,995	$29,601	$22,955

Direct Marketing
Jewish Networks	$647	$865	$1,448	$1,524
Christian Networks	9,205	4,508	19,000	7,941
Other Networks	251	763	563	1,681
Offline & Other Businesses	37	401	67	431

Total Direct Marketing Expenses	$10,140	$6,537	$21,078	$11,577

Unallocated operating expenses	6,105	5,749	12,451	11,795
Operating loss	$(1,199)	$(291)	$(3,928)	$(417)

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

On June 15, 2012, the Company sold the real property. Based upon the net proceeds of the transaction, the Company realized a total gain of $398,000, with $247,000 of the gain being recognized in the third quarter of 2011 and $151,000 upon the sale of the real property.

8. Commitments and Contingencies

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al. On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. No trial date has been set.

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

9. Income Taxes

The $1.2 million benefit for income taxes for the six months ended June 30, 2012 consists primarily of a $1.3 million tax benefit related to the United States operations offset by a $78,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and by $26,000 of income tax expense related to interest accrued on its unrecognized tax benefits.

10. Related Party Transactions

In December 2011, the Company entered into an agreement with Latisys-Irvine, Inc., a collocation and data center provider to provide collocation, cages, connectivity and other related equipment and services. Great Hill Partners, an owner of more than 5% of the Company’s stock, has informed the Company that it has an ownership position in Latisys-Irvine, Inc.

In January 2012, the Company entered into an agreement with Ultra Unlimited Corp., a software development firm, to develop and initially operate a website for the Company and to provide the Company with certain software. The Chief Executive Officer of Ultra Unlimited Corp. is the brother of Michael Kumin, a director of the Company. Michael Kumin and Jonathan Bulkeley, also a director of the Company, have informed the Company that they are individual investors in Ultra Unlimited Corp.

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

General

The common stock of Spark Networks, Inc. (the “Company”) is traded on the NYSE MKT. We are a leading provider of online personals services in the United States and internationally. Our Web sites enable adults to meet online, participate in a community and form relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2012, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Segment Reclassification

During the first quarter of 2012, we modified the internal reporting of our operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.Fr, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net and DailyBibleVerse.com; (3) Other Networks, which consists of Spark.com and properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. We believe the new segments will provide investors with greater transparency into the performance of the business.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below. It should be noted that we have excluded Offline and Other Businesses’ average paying subscribers from the table below due to the immaterial size of its average paying subscriber base:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Paying Subscribers	2012	2011	2012	2011
Jewish Networks	84,348	90,094	85,391	90,820
Christian Networks	137,768	62,764	130,963	54,949
Other Networks	28,818	36,792	29,466	37,877

Total	250,934	189,650	245,820	183,646

Average paying subscribers for the Jewish Networks segment decreased 6.4% and 6.0% to 84,348 and 85,391 for the three and six months ended June 30, 2012, respectively, compared to 90,094 and 90,820 for the same periods last year, respectively. Average paying subscribers for the Christian Networks segment increased 119.5% and 138.3% to 137,768 and 130,963 for the three and six months ended June 30, 2012, respectively, compared to 62,764 and 54,949 for the same periods last year, respectively. Average paying subscribers for the Other Networks segment decreased 21.7% and 22.2% to 28,818 and 29,466 for the three and six months ended June 30, 2012, respectively, compared to 36,792 and 37,877 for the same periods last year, respectively.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenue	72.9	61.3	77.1	57.3
Sales and marketing	6.6	7.0	6.6	7.6

Customer service	4.1	3.7	4.2	4.0
Technical operations	2.4	2.8	2.4	3.3
Development	5.6	5.7	5.7	6.2
General and administrative	13.6	18.3	14.5	19.9
Depreciation	2.8	2.9	2.8	2.8
Amortization of intangible assets	0.0	0.8	0.0	0.8

Total cost and expenses	108.0	102.5	113.3	101.9

Operating loss	(8.0)	(2.5)	(13.3)	(1.9)
Interest expense (income) and other, net	0.8	(0.4)	0.0	(0.4)

Loss before income taxes	(8.8)	(2.1)	(13.3)	(1.5)
Benefit for income taxes	(2.1)	(1.4)	(4.1)	(0.3)

Net loss	(6.7)%	(0.7)%	(9.2)%	(1.2)%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 5.4% and 6.4% of our revenue for the three months ended June 30, 2012 and 2011, respectively, is generated through offline social and travel events and advertising sales. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 25.4% to $15.0 million in the second quarter of 2012 compared to $12.0 million in the second quarter of 2011. The increase can be attributed to higher subscription revenue in our Christian Networks segment. Christian Networks revenue increased 111.8% to $7.5 million in the second quarter of 2012 compared to $3.5 million in the second quarter of 2011. The higher revenue is driven by the 119.5% increase in average paying subscribers, reflecting a 104.2% increase in direct marketing investment, as we leveraged both online and offline marketing channels. Revenue for the Jewish Networks segment decreased 4.1% to $6.5 million in the second quarter of 2012 compared to $6.7 million in the second quarter of 2011. The decrease in revenue is driven by lower average paying subscribers, reflecting a lower average paying subscriber count at the beginning of the second quarter of 2012. Revenue for our Other Networks segment decreased 21.8% to $1.0 million in the second quarter of 2012 compared to $1.3 million in the second quarter of 2011. The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online and offline marketing investments. Revenue for the Offline & Other Businesses segment decreased 79.1% to $94,000 in the second quarter of 2012 compared to $449,000 in the second quarter of 2011. The lower revenue primarily reflects the absence of a travel event in the second quarter of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the second quarter of 2012 were $16.2 million, an increase of 32.2% compared to $12.3 million for the second quarter of 2011. The increase is primarily attributable to a $3.6 million increase in cost of revenue.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 49.4% to $11.0 million for the three months ended June 30, 2012, compared to $7.3 million for the same period in 2011. Direct marketing expenses accounted for the majority of growth, increasing 55.1% to $10.1 million for the three months ended June 30, 2012 compared to $6.5 million for the same period in 2011. Direct marketing expenses for the Christian Networks segment increased 104.2% to $9.2 million for the second quarter of 2012, compared to $4.5 million in the second quarter of 2011, reflecting growth in both our online and offline marketing channels. Direct marketing expenses for the Jewish Networks segment decreased 25.3% to $647,000 in the second quarter of 2012 compared to $865,000 in the second quarter of 2011. The decrease reflects a reduction of both online and offline marketing investments. Direct marketing expenses for the Other Networks segment decreased 67.1% to $251,000 in the second quarter of 2012 compared to $763,000 in the same period in 2011, reflecting the elimination of certain inefficient online and offline marketing investments. Direct marketing expenses for the Offline & Other Businesses segment decreased 90.8% to $37,000 in the second quarter of 2012 compared to $401,000 in the same period in 2011, reflecting the absence of a travel event in the second quarter of 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as consulting fees. Sales and marketing expenses increased 17.4% to $983,000 in the second quarter of 2012 compared to $837,000 in the second quarter of 2011. The increase can be primarily attributed to growth in compensation expense and public relations fees. Compensation expense grew as we built out our customer acquisition and mobile teams. The higher public relations expense reflects a higher level of support from public relations firms for the Jewish and Christian Networks segments in the second quarter of 2012.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses increased 38.5% to $622,000 in the second quarter of 2012 compared to $449,000 in the second quarter of 2011. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 5.7% to $355,000 in the second quarter of 2012 compared to $336,000 in 2011. The increase is primarily due to higher compensation expense, reflecting some staffing changes between the second quarter of 2011 and 2012.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 24.3% to $844,000 in the second quarter of 2012 compared to $679,000 in 2011. The increased costs reflect higher compensation costs, consulting expenses and software licensing fees associated with new product development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 6.7% to $2.1 million in the second quarter of 2012 compared to $2.2 million in 2011. The decreased costs are primarily attributable to lower legal fees, reflecting the absence of a patent lawsuit in the second quarter of 2012.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. Amortization expenses decreased 100% to $0 in the second quarter of 2012 compared to $93,000 in the second quarter of 2011. The decrease reflects the full amortization of HurryDate intangible assets in the first quarter of 2012.

Interest Expense (Income) and Other, Net. Interest expense (income) and other, net consists primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Interest expense (income) and other, net reflects an expense of $113,000 for the second quarter of 2012 compared to income of $45,000 for the same period in 2011. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our wholly-owned Israeli subsidiary.

Benefit for Income Taxes. The $311,000 benefit for income taxes for the three months ended June 30, 2012 consists primarily of a $362,000 tax benefit related to the United States operations offset by a $38,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and by $13,000 of income tax expense related to interest accrued on its unrecognized tax benefits. The $165,000 benefit for income taxes for the three months ended June 30, 2011 consists primarily of tax benefits related to the United States operations.

Net Loss. Net loss for the second of 2012 was $1.0 million compared to a net loss of $81,000 in 2011. The net loss generated in the second quarter of 2012 was primarily due to increases in our Christian Networks direct marketing investments.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 4.9% and 5.0% of our revenue for the six months ended June 30, 2012 and 2011, respectively, is generated through offline social and travel events and advertising sales. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 29.0% to $29.6 million in the six months ended June 30, 2012 compared to $23.0 million in the first six months of 2011. The increase can be attributed to higher subscription revenue from our Christian Networks segment. Christian Networks revenue increased 132.9% to $14.4 million in the first six months of 2012 compared to $6.2 million in the first six months of 2011. The increase in revenue reflects a 138.3% increase in average paying subscribers, reflecting a 139.3% increase in direct marketing investment. Revenue for the Jewish Networks segment decreased 4.4% to $13.0 million in the first six months of 2012 compared to $13.6 million in the first six months of 2011. The decrease in revenue is driven by a 6.0% drop in average paying subscribers, reflecting a reduction in direct marketing investments and a lower average paying subscriber count at the beginning of 2012 versus 2011. Revenue for our Other Networks segment decreased 22.1% to $2.0 million in the first six months of 2012 compared to $2.6 million in the first six months of 2011. The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments. Revenue for the Offline & Other Businesses segment decreased 66.9% to $184,000 in the first six months of 2012 compared to $556,000 in the first six months of 2011. The lower revenue reflects the absence of a travel event in the second quarter of 2012, and a reduction in the number of events hosted in the first six months of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the first six months of 2012 were $33.5 million, an increase of 43.5% compared to $23.4 million for the first six months of 2011. The increase is primarily attributable to a $9.7 million increase in cost of revenue.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 73.4% to $22.8 million in the six months ended June 30, 2012, compared to $13.2 million for the same period in 2011. Direct marketing expenses accounted for the majority of growth, increasing 82.1% to $21.1 million in the six months ended June 30, 2012 compared to $11.6 million for the same period in 2011. Direct marketing expenses for the Christian Networks segment increased 139.3% to $19.0 million in the first six months of 2012, compared to $7.9 million in the first six months of 2011, reflecting growth in both our online and offline marketing channels. Direct marketing expenses for the Jewish Networks segment decreased 5.0% to $1.4 million in the first six months of 2012 compared to $1.5 million in the first six months of 2011. The decrease reflects lower investments in online marketing channels. Direct marketing expenses for the Other Networks segment decreased 66.5% to $563,000 in the first six months of compared to $1.7 million for the same period in 2011, reflecting the elimination of select inefficient online and offline marketing investments. Direct marketing expenses for the Offline & Other Businesses segment decreased 84.5% to $67,000 in the first six months of 2012 compared to $431,000 for the same period in 2011, reflecting the absence of a travel event in the second quarter of 2012, and a reduction in the number of events hosted in the first six months of 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as consulting fees. Sales and marketing expenses increased 12.6% to $2.0 million in the first six months of 2012 compared to $1.7 million in the first six months of 2011. The increase can be primarily attributed to growth in compensation expense, public relations fees and third-party email service fees. Compensation expense grew as we built out our customer acquisition and mobile teams. The higher public relations expense reflects a higher level of support from public relations firms for the Jewish and Christian Networks segments in 2012. Third-party email service fees also increased as a result of the growth in our Christian Networks segment.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses increased 35.7% to $1.2 million in the first six months of 2012 compared to $910,000 in the first six months of 2011. The expense increase is primarily attributable to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 6.0% to $705,000 in the first six months of 2012 compared to $750,000 in the first six months of 2011. The decrease is primarily due to lower salary expense and placement fees.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 18.7% to $1.7 million in the first six months of 2012 compared to $1.4 million in the first six months of 2011. The increased costs reflect higher compensation expense, software licensing fees and consulting expenses associated with mobile and new product development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 6.0% to $4.3 million in the first six months of 2012 compared to $4.6 million in the first six months of 2011. The decreased costs are primarily attributable to lower legal fees, reflecting the absence of a patent lawsuit in the first six months of 2012.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. Amortization expenses decreased 93.2% to $13,000 in the first six months of 2012 compared to $191,000 in the first six months of 2011. The decrease reflects the full amortization of HurryDate intangible assets in the first quarter of 2012.

Interest Expense (Income) and Other, Net. Interest expense (income) and other, net consists primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Interest expense (income) and other, net reflects income of $14,000 in the first six months of 2012 compared to income of $102,000 for the same period in 2011. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our wholly-owned Israeli subsidiary.

Benefit for Income Taxes. The $1.2 million benefit for income taxes in the six months ended June 30, 2012 consists primarily of a $1.3 million tax benefit related to the United States operations, offset by a $78,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and by $26,000 of income tax expense related to interest accrued on its unrecognized tax benefits. The $50,000 benefit for income taxes for the six months ended June 30, 2011 consists primarily of a $138,000 tax benefit related to the United States operations and an $88,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization.

Net Loss. Net loss in the first six months of 2012 was $2.7 million compared to a net loss of $265,000 in the first six months of 2011. The increase in net loss for the first six months of 2012 was primarily due to increases in our Christian Networks direct marketing investments.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $12.7 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $1.9 million for the six months ended June 30, 2012 compared to net cash provided by operations of $48,000 for the same period in 2011. An increase in direct marketing investments accounted for the decrease in net cash provided by operations.

Net cash used in investing activities was $707,000 for the six months ended June 30, 2012 compared to $775,000 for the same period in 2011. In the first six months of 2012, we invested $1.2 million in computer hardware and capitalized software versus $744,000 for the same period in 2011.

Net cash provided by financing activities was $240,000 for the six months ended June 30, 2012 compared to $22,000 for the first six months of 2011. In the first six months of 2012, the Company received a greater amount of cash proceeds from option exercises when compared to the same period in 2011.

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

(a) Evaluation of disclosure controls and procedures

As of June 30, 2012, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On May 21, 2012, Michael Kumin, a current Director of the Company, was appointed as Chairman of the Board.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject on liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

/s/ Brett A. Zane
by: Brett A. Zane
Chief Financial Officer
(Principal financial officer and duly authorized signatory)

Date: August 14, 2012