Form 10-Q
period 2012-09-30
SPARK NETWORKS INC
filed 2012-11-13
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant had 20,771,166 shares of common stock, par value $0.001 per share, outstanding as of November 13, 2012.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,974	$15,106
Restricted cash	1,175	958
Accounts receivable, net of allowance of $0 and $1, respectively	1,418	1,146
Deferred tax asset – current	45	44
Prepaid expenses and other	1,093	1,164

Total current assets	14,705	18,418
Property and equipment, net	3,138	2,839
Goodwill	8,576	8,683
Intangible assets, net	2,142	1,900
Deferred tax asset – non-current	6,950	5,641
Deposits and other assets	155	455

Total assets	$35,666	$37,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$549	$952
Accrued liabilities	3,375	4,046
Deferred revenue	7,773	5,723
Deferred tax liability- current	203	203

Total current liabilities	11,900	10,924
Deferred tax liability	1,312	1,219
Other liabilities – non-current	1,141	1,141

Total liabilities	14,353	13,284
Commitments and contingencies (Note 8)
Stockholders’ equity:
Authorized capital stock consists of 10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding and 100,000,000 shares of Common Stock, $0.001 par value, with 20,769,471 and 20,594,670 shares of Common Stock issued and outstanding at September 30, 2012 and December 31, 2011, respectively:	21	21
Additional paid-in-capital	54,129	53,014
Accumulated other comprehensive income	669	672
Accumulated deficit	(33,506)	(29,055)

Total stockholders’ equity	21,313	24,652

Total liabilities and stockholders’ equity	$35,666	$37,936

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$15,871	$12,677	$45,472	$35,632

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	12,901	7,373	35,725	20,535
Sales and marketing	1,020	923	2,976	2,660
Customer service	652	531	1,887	1,441
Technical operations	362	336	1,067	1,086
Development	859	643	2,549	2,067
General and administrative	2,260	2,435	6,550	6,997
Depreciation	426	341	1,242	977
Amortization of intangible assets	—	90	13	281
Impairment of long-lived assets and other assets	—	45	—	45

Total cost and expenses	$18,480	$12,717	$52,009	$36,089

Operating loss	(2,609)	(40)	(6,537)	(457)
Interest (income) expense and other, net	(36)	120	(50)	18

Loss before income taxes	(2,573)	(160)	(6,487)	(475)

(Benefit) provision for income taxes	(836)	78	(2,036)	28

Net loss	$(1,737)	$(238)	$(4,451)	$(503)

Net loss per share—basic and diluted	$(0.08)	$(0.01)	$(0.22)	$(0.02)

Weighted average shares outstanding – basic and diluted	20,699	20,595	20,683	20,592

Comprehensive loss	$(1,731)	$(387)	$(4,454)	$(577)

Stock-based compensation:

    (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$2	$2	$6	$6
Sales and marketing	17	17	55	65
Customer service	—	—	1	—
Technical operations	29	30	89	88
Development	10	10	31	32
General and administrative	138	124	417	532

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,451)	$(503)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,255	1,258
Foreign exchange loss on intercompany loan	77	205
Impairment of long-lived assets and other assets	—	45
Stock-based compensation	599	723
Income from asset received from legal judgment	(151)	(247)
Deferred taxes	(1,217)	49
Other	19	4
Changes in operating assets and liabilities:
Accounts receivable	(272)	(115)
Restricted cash	(217)	70
Prepaid expenses and other assets	150	(220)
Accounts payable and accrued liabilities	(1,115)	(82)
Deferred revenue	2,050	1,088

Net cash (used in) provided by operating activities	(3,273)	2,275

Cash flows from investing activities:
Purchases of property and equipment	(1,639)	(1,179)
Purchases of intangible assets	(256)	(352)
Sale of property and other assets	520	—

Net cash used in investing activities	(1,375)	(1,531)

Cash flows from financing activities:
Proceeds from issuance of common stock	516	22

Net cash provided by financing activities	516	22

Net change in cash	(4,132)	766
Cash and cash equivalents at beginning of period	15,106	13,901

Cash and cash equivalents at end of period	$10,974	$14,667

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$43	$139

See accompanying notes

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2012	2011	2012	2011
Net Loss Per Share of Common Stock– Basic and Diluted
Net loss applicable to common stock	$(1,737)	$(238)	$(4,451)	$(503)

Weighted average shares outstanding-basic and diluted	20,699	20,595	20,683	20,592

Net Loss Per Share – Basic and Diluted	$(0.08)	$(0.01)	$(0.22)	$(0.02)

All stock options for all periods presented, have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

4.	Revolving Credit Facility

As of September 30, 2012, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC, as well as subsidiaries as guarantors, had a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014.

As of September 30, 2012, there were no outstanding amounts under the Credit Agreement.

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

The Amendment removed the requirement that the Company maintain a certain consolidated leverage ratio and consolidated fixed charge coverage ratio. The Amendment also updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, Jewish Networks minimum contribution, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Amendment permits the Company to repurchase or redeem equity interests or issue dividends of up to $4.5 million during the term of the Credit Agreement. The Credit Agreement also contains other covenants, with exceptions, including restrictions on debt, liens and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the Company from obtaining further credit under the Credit Agreement.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants as of September 30, 2012.

In connection with the original Credit Agreement and the first four amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $105,000, respectively. Costs associated with both the original Credit Agreement and the first four amendments thereto were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2012 were $7,000 and $17,000, respectively. The amortization of the deferred financing costs for the three and nine months ended September 30, 2011 were $4,000 and $53,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1.0 million and is being recognized over the four year vesting term of the newly issued options. The incremental expenses recognized for the three and nine months ended September 30, 2012 and 2011 were $43,000 and $129,000, respectively.

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

As of September 30, 2012, total unrecognized compensation cost related to unvested stock options was $755,000. This cost is expected to be recognized over a weighted-average period of two years. The following table describes option activity for the three and nine months ended September 30, 2012:

	Number of Shares	Weighted Average Price Per Share
	(in thousands)
Outstanding at December 31, 2011	3,583	$3.14
Granted	100	4.18
Exercised	(2)	2.37
Forfeited	—	—
Expired	(4)	3.00

Outstanding at March 31, 2012	3,677	$3.16
Granted	25	4.41
Exercised	(78)	3.00
Forfeited	(11)	2.88
Expired	(7)	5.41

Outstanding at June 30, 2012	3,606	$3.17
Granted	—	—
Exercised	(94)	2.93
Forfeited	(2)	3.00
Expired	—	—

Outstanding at September 30, 2012	3,510	$3.18

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

During the first quarter of 2012, the Company’s management modified the internal reporting of its operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which now consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments will provide investors with greater transparency into the performance of the business. Prior period amounts presented in this Quarterly Report on Form 10-Q have been reclassified to conform to the current period presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue
Jewish Networks	$6,385	$6,724	$19,417	$20,354
Christian Networks	8,495	4,624	22,853	10,790
Other Networks	903	1,218	2,929	3,821
Offline & Other Businesses	88	111	273	667

Total Revenue	$15,871	$12,677	$45,472	$35,632

Direct Marketing
Jewish Networks	$829	$936	$2,277	$2,460
Christian Networks	10,920	5,112	29,920	13,053
Other Networks	213	432	776	2,113
Offline & Other Businesses	29	32	96	463

Total Direct Marketing Expenses	$11,991	$6,512	$33,069	$18,089

Unallocated operating expenses	6,489	6,205	18,940	18,000

Operating loss	$(2,609)	$(40)	$(6,537)	$(457)

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

On June 15, 2012, the Company sold the real property. Based upon the net proceeds of the transaction, the Company realized a total gain of $398,000, with $247,000 of the gain being recognized in the third quarter of 2011 and $151,000 upon the sale of the real property, in the second quarter of 2012.

8.	Commitments and Contingencies

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The Court granted Spark Networks’ Motion to

Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. On September 4, 2012, Spark Networks filed their Answer to the Complaint. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014.

B.E. Technology, L.L.C. v. Spark Networks, Inc.

On September 22, 2012, B.E. Technology, L.L.C. commenced a lawsuit against Spark Networks, Inc. in the Western District of Tennessee, B.E. Technology, L.L.C. v. Spark Networks, Inc., Civil Action No. 2:12-cv-02832-cgc, for alleged infringement of U.S. Patent No. 6,628,314. The patent is entitled “Computer Interface Method And Apparatus With Targeted Advertising.” The Complaint alleges that “Spark Networks has infringed at least claim 11 of the ‘314 patent by using a method of providing demographically targeted advertising,” and seeks damages and an injunction.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a Complaint in the Superior Court for the State of California, County of Los Angeles (Case No. BC493892) alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. No trial date has been set.

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

The $2.0 million benefit for income taxes for the nine months ended September 30, 2012 consists primarily of a $2.2 million tax benefit related to the United States operations offset by a $114,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and by $39,000 of income tax expense related to interest accrued on its unrecognized tax benefits.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2012, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Segment Reclassification

During the first quarter of 2012, we modified the internal reporting of our operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.il, JDate.co.uk, JDate.Fr, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which now consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of

Spark.com and properties which are primarily made up of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. We believe the new segments will provide investors with greater transparency into the performance of the business.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below. It should be noted that we have excluded Offline and Other Businesses’ average paying subscribers from the table below due to the immaterial size of its average paying subscriber base:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average Paying Subscribers
Jewish Networks	84,650	88,976	85,144	90,205
Christian Networks	154,747	81,987	138,891	63,961
Other Networks	26,678	34,687	28,537	36,814

Total	266,075	205,650	252,572	190,980

Average paying subscribers for the Jewish Networks segment decreased 4.9% and 5.6% to 84,650 and 85,144 for the three and nine months ended September 30, 2012, respectively, compared to 88,976 and 90,205 for the same periods last year, respectively. Average paying subscribers for the Christian Networks segment increased 88.7% and 117.1% to 154,747 and 138,891 for the three and nine months ended September 30, 2012, respectively, compared to 81,987 and 63,962 for the same periods last year, respectively. Average paying subscribers for the Other Networks segment decreased 23.1% and 22.5% to 26,678 and 28,537 for the three and nine months ended September 30, 2012, respectively, compared to 34,687 and 36,814 for the same periods last year, respectively.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenue	81.3	58.2	78.6	57.6
Sales and marketing	6.4	7.3	6.5	7.5
Customer service	4.1	4.2	4.1	4.0
Technical operations	2.3	2.7	2.3	3.0
Development	5.4	5.1	5.6	5.8
General and administrative	14.2	19.1	14.5	19.6
Depreciation	2.7	2.7	2.8	2.7
Amortization of intangible assets	—	0.7	—	0.8
Impairment of goodwill and other assets	—	0.4	—	0.1

Total cost and expenses	116.4	100.4	114.4	101.1

Operating loss	(16.4)	(0.4)	(14.4)	(1.1)
Interest (income) expense and other, net	(0.2)	0.9	(0.1)	0.2

Loss before income taxes	(16.2)	(1.3)	(14.3)	(1.3)
(Benefit) provision for income taxes	(5.3)	0.6	(4.5)	0.1

Net loss	(10.9)%	(1.9)%	(9.8)%	(1.4)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 4.8% and 4.7% of our revenue for the three months ended September 30, 2012 and 2011, respectively, is generated through offline social and travel events and advertising sales. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 25.2% to $15.9 million in the third quarter of 2012 compared to $12.7 million in the third quarter of 2011. The increase can be attributed to higher subscription revenue in our Christian Networks segment. Christian Networks revenue increased 83.7% to $8.5 million in the third quarter of 2012 compared to $4.6 million in the third quarter of 2011. The higher revenue is driven by the 88.7% increase in average paying subscribers, reflecting a 113.6% increase in direct marketing investment, as we leveraged both online and offline marketing channels. Revenue for the Jewish Networks segment decreased 5.0% to $6.4 million in the third quarter of 2012 compared to $6.7 million in the third quarter of 2011. The decrease in revenue is driven by lower average paying subscribers. Revenue for our Other Networks segment decreased 25.9% to $903,000 in the third quarter of 2012 compared to $1.2 million in the third quarter of 2011. The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online and offline marketing investments. Revenue for the Offline & Other Businesses segment decreased 20.7% to $88,000 in the third quarter of 2012 compared to $111,000 in the third quarter of 2011. The lower revenue primarily reflects slightly lower attendance at our offline events in the third quarter of 2012 versus the comparable period in 2011.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the third quarter of 2012 were $18.5 million, an increase of 45.3% compared to $12.7 million for the third quarter of 2011. The increase is primarily attributable to a $5.5 million increase in cost of revenue.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 75.0% to $12.9 million for the three months ended September 30, 2012, compared to $7.4 million for the same period in 2011. Direct marketing expenses accounted for the majority of growth, increasing 84.1% to $12.0 million for the three months ended September 30, 2012 compared to $6.5 million for the same period in 2011. Direct marketing expenses for the Christian Networks segment increased 113.6% to $10.9 million for the third quarter of 2012, compared to $5.1 million in the third quarter of 2011, reflecting growth in both our online and offline marketing channels. Direct marketing expenses for the Jewish Networks segment decreased 11.4% to $829,000 in the third quarter of 2012 compared to $936,000 in the third quarter of 2011. The decrease reflects a reduction in offline marketing investments. Direct marketing expenses for the Other Networks segment decreased 50.7% to $213,000 in the third quarter of 2012 compared to $432,000 in the same period in 2011, reflecting the elimination of certain inefficient online marketing investments. Direct marketing expenses for the Offline & Other Businesses segment decreased 9.4% to $29,000 in the third quarter of 2012 compared to $32,000 in the same period in 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as consulting fees. Sales and marketing expenses increased 10.5% to $1.0 million in the third quarter of 2012 compared to $923,000 in the third quarter of 2011. The increase can be primarily attributed to growth in compensation expense and public relations fees. Compensation expense grew as we built out our customer acquisition and mobile teams. The higher public relations expense reflects a higher level of support from public relations firms for the Jewish and Christian Networks segments in the third quarter of 2012.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses increased 22.8% to $652,000 in the third quarter of 2012 compared to $531,000 in the third quarter of 2011. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 7.7% to $362,000 in the third quarter of 2012 compared to $336,000 in 2011. The increase is primarily due to higher compensation expense, reflecting some staffing changes between the third quarter of 2011 and 2012.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 33.6% to $859,000 in the third quarter of 2012 compared to $643,000 in 2011. The increased costs reflect higher compensation costs, consulting expenses and software licensing fees associated with new product development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 7.2% to $2.3 million in the third quarter of 2012 compared to $2.4 million in 2011. The decreased costs are primarily attributable to lower legal fees, reflecting the absence of a patent lawsuit in the third quarter of 2012.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. Amortization expenses decreased 100% to $0 in the third quarter of 2012 compared to $90,000 in the third quarter of 2011. The decrease reflects the full amortization of HurryDate intangible assets in the first quarter of 2012.

Impairment of Long-lived Assets. Impairment of long-lived assets primarily represents the write-down of investment balances in businesses and computer software. Long-lived assets impairment expense was $0 in the third quarter of 2012, compared to $45,000 in the third quarter of 2011. In the third quarter of 2011, the company determined that certain Web-based software programs would not be used in the future.

Interest (Income) Expense and Other, Net. Interest (income) expense and other, net consists primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Interest (income) expense and other, net reflects income of $36,000 for the third quarter of 2012 compared to an expense of $120,000 for the same period in 2011. The change is primarily due to differences in the non-cash foreign exchange rate charges associated with our Israeli subsidiary intercompany loan in the third quarter of 2011 and 2012, and a $247,000 gain recorded in 2011 for assets received from a legal judgment.

Benefit for Income Taxes. The $836,000 benefit for income taxes for the three months ended September 30, 2012 consists primarily of a $888,000 tax benefit related to the United States operations offset by a $39,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and by $13,000 of income tax expense related to interest accrued on its unrecognized tax benefits.

Net Loss. Net loss for the three months ended September 30, 2012 was $1.7 million compared to a net loss of $238,000 for the same period in 2011. The net loss generated in the third quarter of 2012 was primarily due to increases in our Christian Networks direct marketing investments.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 4.8% and 4.9% of our revenue for the nine months ended September 30, 2012 and 2011, respectively, is generated through offline social and travel events and advertising sales. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 27.6% to $45.5 million in the nine months ended September 30, 2012 compared to $35.6 million in the first nine months of 2011. The increase can be attributed to higher subscription revenue from our Christian Networks segment. Christian Networks revenue increased 111.8% to $22.9 million in the first nine months of 2012 compared to $10.8 million in the first nine months of 2011. The increase in revenue is driven by a 117.1% increase in Christian Networks average paying subscribers, reflecting a 129.2% increase in Christian Networks direct marketing investment. Revenue for the Jewish Networks segment decreased 4.6% to $19.4 million in the first nine months of 2012 compared to $20.4 million in the first nine months of 2011. The decrease in revenue is driven by a 5.6% drop in average paying subscribers, reflecting a 7.4% reduction in direct marketing investments. Revenue for our Other Networks segment decreased 23.3% to $2.9 million in the first nine months of 2012 compared to $3.8 million in the first nine months of 2011. The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online and offline marketing investments. Revenue for the Offline & Other Businesses segment decreased 59.1% to $273,000 in the first nine months of 2012 compared to $667,000 in the first nine months of 2011. The lower revenue reflects the absence of a major travel event in 2012, and a reduction in the number of social events hosted in the first nine months of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the first nine months of 2012 were $52.0 million, an increase of 44.1% compared to $36.1 million for the first nine months of 2011. The increase is primarily attributable to a $15.2 million increase in cost of revenue.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 74.0% to $35.7 million in the nine months ended September 30, 2012, compared to $20.5 million for the same period in 2011. Direct marketing expenses accounted for the majority of growth, increasing 82.8% to $33.1 million in the nine months ended September 30, 2012 compared to $18.1 million for the same period in 2011. Direct marketing expenses for the Christian Networks segment increased 129.2% to $29.9 million in the first nine months of 2012, compared to $13.1 million in the first nine months of 2011, reflecting growth in both our online and offline marketing channels. Direct marketing expenses for the Jewish Networks segment decreased 7.4% to $2.3 million in the first nine months of 2012 compared to $2.5 million in the first nine months of 2011. The decrease reflects lower investments in offline marketing channels. Direct marketing expenses for the Other Networks segment decreased 63.3% to $776,000 in the first nine months compared to $2.1 million for the same period in 2011, reflecting the elimination of select inefficient online and offline marketing investments. Direct marketing expenses for the Offline & Other Businesses segment decreased 79.3% to $96,000 in the first nine months of 2012 compared to $463,000 for the same period in 2011, reflecting the absence of one major travel event in 2012, and a reduction in the number of social events hosted in the first nine months of 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and other associated costs such as consulting fees. Sales and marketing expenses increased 11.9% to $3.0 million in the first nine months of 2012 compared to $2.7 million in the first nine months of 2011. The increase can be primarily attributed to growth in compensation expense and public relations fees. Compensation expense grew as we built out our customer acquisition and mobile teams. The higher public relations expense reflects a higher level of support from public relations firms for the Jewish and Christian Networks segments in 2012.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. Customer service expenses increased 31.0% to $1.9 million in the first nine months of 2012 compared to $1.4 million in the first nine months of 2011. The expense increase is primarily attributable to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses remained virtually flat at $1.1 million in the first nine months of 2012 and 2011.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 23.3% to $2.5 million in the first nine months of 2012 compared to $2.1 million in the first nine months of 2011. The increased costs reflect higher compensation expense, software licensing fees and consulting expenses associated with new product development.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 6.4% to $6.6 million in the first nine months of 2012 compared to $7.0 million in the first nine months of 2011. The decreased costs are primarily attributable to lower legal fees, reflecting the absence of a patent lawsuit in the first nine months of 2012.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. Amortization expenses decreased 95.4% to $13,000 in the first nine months of 2012 compared to $281,000 in the first nine months of 2011. The decrease reflects the full amortization of HurryDate intangible assets in the first quarter of 2012.

Impairment of Long-lived Assets. Impairment of long-lived assets primarily represents the write-down of investment balances in businesses and computer software. Long-lived assets impairment expense was $0 in the first nine months of 2012, compared to $45,000 in the first nine months of 2011. In the third quarter of 2011, the company determined that certain Web-based software programs would not be used in the future.

Interest (Income) Expense and Other, Net. Interest (income) expense and other, net consists primarily of interest income associated with temporary investments in interest bearing accounts and foreign exchange gains and losses related to the intercompany loan with our wholly-owned Israeli subsidiary. Interest (income) expense and other, net reflects income of $50,000 in the first nine months of 2012 compared to expense of $18,000 for the same period in 2011. The change is primarily due to differences in the non-cash foreign exchange rate charges associated with our Israeli subsidiary intercompany loan in the first nine months of 2011 and 2012, and differences in gains recorded in the first nine months of 2011 and 2012 for assets received from a legal judgment.

Benefit for Income Taxes. The $2.0 million benefit for income taxes in the nine months ended September 30, 2012 consists primarily of a $2.2 million tax benefit related to the United States operations, offset by a $115,000 deferred tax expense related to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and by $39,000 of income tax expense related to interest accrued on its unrecognized tax benefits.

Net Loss. Net loss in the first nine months of 2012 was $4.5 million compared to a net loss of $503,000 in the first nine months of 2011. The increase in net loss for the first nine months of 2012 was primarily due to increases in our Christian Networks direct marketing investments.

Liquidity and Capital Resources

As of Septembers 30, 2012, we had cash and cash equivalents of $11.0 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $3.3 million for the nine months ended September 30, 2012 compared to net cash provided by operations of $2.3 million for the same period in 2011. An increase in direct marketing investments accounted for the decrease in net cash provided by operations.

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2012 compared to $1.5 million for the same period in 2011. In the first nine months of 2012, we invested $1.6 million in computer hardware and capitalized software versus $1.2 million for the same period in 2011. Additionally, in the second quarter of 2012, we received gross proceeds of $520,000 associated with the sale of real property we received in the third quarter of 2011.

Net cash provided by financing activities was $516,000 for the nine months ended September 30, 2012 compared to $22,000 for the first nine months of 2011. In the first nine months of 2012, the Company received a greater amount of cash proceeds from option exercises when compared to the same period in 2011.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2012, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

None

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

Date: November 13, 2012