Form 10-K
period 2012-12-31
SPARK NETWORKS INC
filed 2013-03-08
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NO. 001-32750

SPARK NETWORKS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-8901733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8383 Wilshire Boulevard, Suite 800, Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 658-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share Preferred Share Purchase Rights	NYSE MKT NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2012 was approximately $59,805,515 based on $5.16, the closing price of the registrant’s common stock on the NYSE MKT on June 29, 2012.

The registrant had 20,958,489 outstanding common stock, par value $0.001 per share, as of March 8, 2013.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this annual report on Form 10-K, regarding, among other matters:

•	our ability to attract members to our Web sites, convert members into paying subscribers and retain our paying subscribers;

•	the highly competitive nature of our business;

•	our ability to keep pace with rapid technological change and enhance existing or introduce new services;

•	the strength of our existing brands and our ability to maintain and enhance those brands;

•	our ability to effectively manage our operations and attract and retain qualified personnel;

•	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;

•	effectively protecting our internet domain names and proprietary rights;

•	the effect of new or interpretation of existing laws and regulations on our operations;

•	the volatility of the price of our equity securities; and

•	other factors referenced in this annual report on Form 10-K and other reports.

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

Our Business

We are a leading global media business, focused on creating iconic niche-focused brands that build and strengthen the communities they serve. Our core properties are primarily online singles desktop and mobile Web sites that enable adults to meet, participate in a community and form relationships with like-minded individuals. We provide this opportunity through many features on our Web sites, such as profiles, onsite email centers, real-time chat rooms, instant messaging services and offline singles events.

Today, our largest and most recognizable Web sites are ChristianMingle.com and JDate.com. We also operate several international Web sites and maintain physical operations in both the United States and Israel. Information regarding the geographical source of our revenue and data on our four reportable segments can be found in Note 10 to our Consolidated Financial Statements included in this annual report.

Membership on our online singles Web sites is free and allows registered member to post personal profiles and access our searchable database of member profiles. On most of our Web sites, the ability to initiate most communication with other members requires the payment of monthly subscription fees, which represents our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

The common stock of Spark Networks, Inc. is traded on the NYSE MKT.

Our Industry

We believe online personals fulfills significant needs for single adults looking to meet a companion or date. Traditional methods such as printed personals advertisements, offline dating services and public gathering places often do not meet the needs of single people. Printed personals advertisements offer individuals limited personal information and interaction before meeting. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and social venues provide a limited opportunity to learn about others prior to an in-person meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions. With features such as detailed personal profiles, email and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in an anonymous, convenient and secure online setting.

Our Competitive Strengths

•

Strength of the ChristianMingle and JDate Brands. We believe ChristianMingle and JDate, with their strong brand recognition, are valuable assets. We believe the size and strength of each of our key brands will allow us to market to and serve each of the Christian and Jewish communities profitably. Because of the strength of our brands, we believe we are not required to spend as much on marketing them as we may on some of our lesser-known brands, or as much as others in the industry may spend on their personals Web sites.

•

Affinity-Focused Communities. We believe singles are more likely to interact, find friends and form lasting relationships with like-minded individuals who share common values, beliefs, traditions and cultural upbringings. For this reason, the majority of our Web sites are targeted to specific religious, ethnic, geographic and special interest groups. We believe our targeted communities enjoy greater word-of-mouth recognition and consumer loyalty relative to non-targeted communities.

•

Web Site Functionality. We continually evaluate the functionality of our Web sites to improve our members’ experiences. Many of the features we offer, such as onsite emails, real-time chat rooms, instant messaging, E-cards and message boards increase the probability of communication between our members, which we believe increases the number and percentage of members who become and remain paying subscribers.

•

Customer Service Focus. Our multi-lingual call centers and email support team monitor our sites for fraudulent activity, assist members with billing questions, help members complete personal profiles and answer technical questions. We believe the quality of our customer service increases member satisfaction, which increases the number and percentage of members that become and remain paying subscribers.

Our Online Personals Services

Our online personals services offer single adults a convenient and secure setting for meeting other singles. Visitors to our Web sites are encouraged to become registered members and post profiles. Posting a profile is a process in which visitors are asked various questions about themselves, including information such as their tastes in food, hobbies and desired attributes of potential partners. Members may also post photos of themselves. Members can perform detailed searches of other profiles and save their preferences, and their profiles can be viewed by other members. In most cases, for a member to initiate email and instant message communication with others, that member must purchase a subscription. A subscription affords access to the paying subscribers’ on-site email, instant messaging systems, message boards and chat rooms, enabling such subscribers to communicate with other members and paying subscribers. Our subscription fees are charged on a monthly basis, with discounts for longer-term subscription purchases.

Online Personals Web Sites. We believe we are a relatively unique company in the online personals industry because we operate Web sites primarily targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites in English, Hebrew and French. Some of our Web sites, organized by segment, are as follows:

Online Personals Web Site	Target Audience

Jewish Networks

JDate.com	Jewish singles
JDate.co.uk	Jewish singles
JDate.fr	Jewish singles (French speakers)
JDate.co.il	Jewish singles (Hebrew speakers)
Cupid.co.il	Jewish singles (Hebrew speakers)

Christian Networks

ChristianMingle.com	Christian singles
ChristianMingle.co.uk	Christian singles
ChristianMingle.com.au	Christian singles

Other Networks

AdventistSinglesConnection.com	Adventist singles
BBWPersonalsPlus.com	Big beautiful women and admirers
BlackSingles.com	African-American singles
CatholicMingle.com	Catholic singles
DeafSinglesConnection.com	Deaf singles
InterracialSingles.net	Interracial singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
MilitarySinglesConnection.com	Military singles
SilverSingles.com	Mature singles
Spark.com	Non-targeted

Offline and Other Businesses

HurryDate.com	Rapid dating and offline events
Matchnet.com	Free dating search engine
Facelink.com	Free dating search engine

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

•

Hot Lists and Favorites. “Hot Lists” enable members to see who is interested in them and to save those favorite members in whom they are interested. Lists include (1) who has viewed your profile, (2) your favorites and (3) who has emailed you. Members can also group their favorites into customized folders and add their own notes, including details included in a member’s profile.

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

•

Click! Our patented Click! feature connects members who think they would be compatible with each other. A member clicks “yes,” “no” or “maybe” in another member’s profile. When two members click “yes” in each other’s profiles, our patented feature sends an email to both of them alerting them of the match.

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

Increase Conversion Rates. We believe a growth opportunity lies in our ability to convert more of our members into paying subscribers. We plan to achieve this increase in conversion by focusing on:

•

Improved member communications. We believe enhanced member communications is a key component to growing our business. We continue to focus on improving and enhancing our Web site functionality and features to encourage communications between members. Most of these communications require members to become paying subscribers. We will also continue to inform members of new features and functionality to increase the number of visitors to our Web sites who become paying subscribers.

•

Improved search. We believe the more successful members are in finding matches in our database, the more likely they are to want to communicate with those members and to refer their friends to our Web sites. To initiate email and instant message communication or participate in the chat rooms or message boards, members must become paying subscribers. We intend to continue to enhance the quality and relevance of our search results to provide faster, more relevant suggestions.

•

Leveraging strong customer service. Each time a member or a potential member contacts our customer service center by email or phone, he or she represents a potential new paying subscriber. By training our customer service representatives on upselling opportunities, we believe they will continue to be successful in selling our services.

Improve ad sales. We believe there is an opportunity for additional revenue from the sale of advertising on our Web sites. We expect advertisers will continue to seek highly targeted environments such as ours to complement their brands and reach niche consumers. We intend to remain selective about our choices for advertising partners so as not to adversely affect the quality of our user experience. In addition, we are uniquely able to offer advertisers not only online advertising but also an offline presence at our various parties and events around the country.

Sales and Marketing

We engage in a variety of marketing activities intended to drive consumer traffic to our Web sites and allow us the opportunity to introduce our products and services to prospective visitors, members and subscribers. Our marketing efforts are focused online and offline. Our online marketing approach employs a combination of banner and other display advertising. We also rely on search engine marketing and direct email campaigns to attract potential members and paying subscribers, and use a network of online affiliates, through which we acquire traffic.

We supplement our online marketing by employing a variety of offline marketing and business development activities. These include print, television, public relations, event sponsorship and promotional alliances. We believe a more consistent, targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our Web sites and, therefore, increase the number of visitors, members and paying subscribers.

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

Technology

Throughout the year, projects, such as enhanced mobile services, were successfully deployed using a mix of our proprietary technologies. In addition to our new products, our technology employees maintain our software and hardware infrastructure.

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

Spark Networks, Spark, ChristianMingle, JDate, and BlackSingles.com are some of our trademarks, whether registered or not, in the United States and several other countries. Spark Networks, Spark, ChristianMingle, JDate, and BlackSingles.com are registered trademarks in the United States. Spark Networks, ChristianMingle and JDate are registered trademarks in the EU. ChristianMingle and JDate are registered trademarks in Australia. JDate is also a registered trademark in Israel and Canada. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. We hold two United States patents for our Click! technology, the first of which expires January 24, 2017, that pertain to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patents describe the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match.com and OkCupid, two wholly-owned subsidiaries of InterActiveCorp and eHarmony. In addition, we face competition from social networking sites such as Facebook.

Government Regulation

Our business is regulated by diverse and evolving laws and governmental authorities in the United States and other countries in which we operate. We are subject to laws and regulations related to Internet communications, security, privacy, consumer protection, security and data protection, intellectual property rights, advertising, commerce, taxation, entertainment, recruiting and advertising. These laws and regulations are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. Any failure by us to comply with existing laws and regulations may subject us to liabilities. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Plus, legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could materially adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2012, we had 182 full-time equivalent employees. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. The risks described below are the material risks that we are currently aware of that are facing our company. In addition, other sections of this report may include additional factors that could adversely impact our business and operating results. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

Our growth rates may decline and our operating margins could deteriorate; our business, financial condition and results of operations may be adversely affected by a slowdown or contraction in the economy.

Between 2007 and 2010, our revenue declined and it may decline again in the future. It is possible our operating margins will deteriorate if revenue growth does not exceed planned increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, development, technical operations and general and administrative expenses.

Our member and paying subscriber base is composed of individual consumers and in the event of a continued prolonged economic downturn in the United States or in our international markets in which spending by individual consumers drops significantly, our current and potential subscribers may be unable or unwilling to subscribe to our services and our business may be negatively affected. In addition, the current or future tightening of credit in financial markets could result in a decrease in demand for our products and services if subscribers do not have access to credit. To the extent the overall economy continues to deteriorate or does not improve, we may lose existing members and paying subscribers and fail to attract new members and paying subscribers, which could adversely affect our business, financial condition and results of operations.

We have significant operating losses and we may incur additional losses in the future.

We have historically generated significant operating losses in some years. As of December 31, 2012, we had an accumulated deficit of approximately $44.0 million. We had net (loss) income of approximately ($15.0), ($1.6) and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. If our revenue does not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenue begins to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

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

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of Web sites. We cannot assure you that our monthly average paying subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2012, average paying subscribers increased 32.0% and revenue also increased 27.3% compared to 2011. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

Our subscriber acquisition costs vary depending upon prevailing market conditions and may increase significantly in the future.

Costs for us to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, many of which are beyond our control. Historically, we have used online and offline advertising as the primary means of marketing our services. During 2012, our cost of revenue substantially increased, primarily as a result of higher direct marketing expenses related to our Christian Networks.

Despite a slow economy, costs of online and/or offline advertising may continue to increase. If we are not able to reduce our other operating costs, increase our paying subscriber base or increase revenue per paying subscriber to offset these increases, our profitability will be adversely affected.

In addition, our costs to acquire subscribers may increase if we raise prices on our Web sites as potential customers may be slower or more reluctant to purchase higher-priced services.

We secured a $15.0 million revolving credit facility, which could restrict our ability to use our operating cash flow for the growth of our business.

In February 2008, we entered into an initial credit agreement with Bank of America under which we had no outstanding borrowings as of December 31, 2012. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future revenue. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

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

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match.com and OkCupid, two wholly-owned subsidiaries of InterActiveCorp and eHarmony. In addition, we face competition from social networking Web sites such as Facebook. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our Web sites and reduce our market share.

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

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2012 and 2011 we introduced a number of new features, and we anticipate the introduction of additional features in 2013 and 2014. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

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

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, to our ability to attract visitors and members to our Web sites, to convert them into paying subscribers and to retain paying subscribers. An unexpected and/or substantial increase in the use of our Web sites could strain the capacity of our systems, which could lead to a slower response time or system failures. Although we have not recently experienced any significant delays, any future slowdowns or system failures could adversely affect the speed and responsiveness of our Web sites and would diminish the experience for our visitors, members and paying subscribers. We face risks related to our ability to scale up to potential increased customer levels while maintaining superior performance. If the usage of our Web sites substantially increases, we may need to purchase additional servers and networking equipment and services to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our Web sites could reduce traffic on our Web sites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands as well as reduce revenue and negatively impact our operating results.

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

We may face potential liability, loss of users and damage to our reputation for violation of our privacy policy or privacy laws and regulations or be required to change our business practices in an adverse manner.

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

In addition, our affiliates handle personally identifiable information pertaining to our members and paying subscribers. Both we and our affiliates are subject to laws and regulations related to Internet communications, consumer protection, advertising, privacy, security and data protection. For example, we are subject to the CAN-SPAM Act of 2003, California’s Information Practice Act, which requires notification to users when there is a security breach of personal data, and other state regulations that impose additional requirements on data protection, such as the requirement to encrypt data sent over the internet. If we or our affiliates are found to be in violation of these laws and regulations, we may become subject to administrative fines or litigation or be required to change our data practices, which could materially increase our expenses, adversely affect our results of operations and cause the value of our securities to decline.

Proposed legislation concerning data protection is currently pending at the U.S federal and state level as well as in certain foreign jurisdiction. In addition, the interpretation and application of data protection laws in Europe, the United States and elsewhere are still uncertain. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these laws as they evolve could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We may be liable as a result of information retrieved from or transmitted over the Internet.

We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our Web sites and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We also offer messaging services on our Web sites and send emails directly and through third parties, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or personal information or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and, therefore, may be inadequate to protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occurs, our revenue could be materially adversely affected or we could incur significant additional expense, and the market price of our securities may decline.

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

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services generally, and online commerce services, like ours, in particular. To date, we have not experienced any material breach of our security systems; however, a failure on our part to effectively prevent security breaches could significantly harm our business, reputation and results of operations and could expose us to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which we operate, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations or damage our brand and reputation. Such breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or governmental enforcement proceeding. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage, and we have occasionally experienced security breaches and attempts at “hacking.” We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by such breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which could have a detrimental impact on our existing and potential customer base.

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

We are or may be subject to litigation and regulatory actions that may detract management and could have a material adverse effect on our financial condition and results of operations.

We are a party to various litigation claims and legal proceedings, including a purported class action lawsuit and litigation involving our intellectual property. We may also be subject to regulatory actions and litigation based on our business operations. For example, we supply online personals services and in many jurisdictions, companies deemed dating service providers are subject to additional regulation, while companies that provide personals services are not generally subject to similar regulation. Because personals services and dating services can seem similar, we are exposed to potential litigation, including class action lawsuits, associated with providing our personals services. In the past, a small percentage of our members have alleged that we are a dating service provider, and, as a result, they claim that we are required to comply with regulations that include, but are not limited to, providing language in our contracts that may allow members to (1) rescind their contracts within a certain period of time, (2) demand reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (3) cancel their contracts in the event of disability or relocation. If a court holds that we have provided and are providing dating services of the type the dating services regulations are intended to regulate, we may be required to comply with regulations associated with the dating services industry and be liable for any damages as a result of our past non-compliance.

Previously, we were subject to three separate yet similar class action complaints filed against us in state court alleging violations of dating service statutes—one in each of Illinois, New York and California. Although all of the complaints were dismissed and are no longer subject to appeal, the opinion in the Illinois case provided that we are subject to the Illinois Dating Services Act and, as such, our subscription agreements violate the act and are void and unenforceable. This ruling may subject us to potential liability for claims brought by the Illinois Attorney General or customers that have been injured by such violation of the statute.

We review the litigation and accrue appropriate amounts where necessary. These assessments and estimates are based on information available to management at the time and involve a significant amount of management judgment. As a result, actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. We intend to defend vigorously against any litigation claims. However, no assurance can be given that these matters will be resolved in our favor and, depending on the outcome of these disputes, we may choose to alter our business practices. Our failure to successfully defend or settle litigation claims could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition and results of operations. Furthermore, the defense of litigation claims may also be both time consuming and expensive.

We are exposed to risks associated with credit card fraud and credit payment, which, if not properly addressed, could increase our operating expenses.

We depend on the continuing availability of credit card usage to process subscriptions and this availability, in turn, depends on acceptable levels of chargebacks and fraud performance. We have suffered losses and may continue to suffer losses as a result of subscription orders placed with fraudulent credit card data, even though the associated financial institution approved payment. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Our failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and, therefore, increase our operating expenses and may preclude us from accepting credit cards as a means of payment.

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

Our business is regulated by diverse and evolving laws and governmental authorities in the United States and other countries in which we operate. Legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenue or cause our revenue to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. For example, in recent years, legislation related to the use of background checks for users of online personals services was proposed in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia. The New Jersey legislature enacted such a law in 2008 and other state legislatures may still be considering the implementation of such legislation. The interpretation of the New Jersey statute as well as the enactment of any of these proposed laws could require us to alter our service offerings and could negatively impact our performance by making it more difficult and costly to obtain new subscribers and may also subject us to additional liability for failure to properly screen our subscribers. Promulgation of new laws, changes in current laws, the existence of ambiguous laws that are difficult to implement, changes in interpretations by courts and other governments officials of existing laws, our inability or failure to comply with current or future laws or strict enforcement by current or future government officers of current or future laws could adversely affect us by reducing our revenue, increasing our operating expenses and exposing us to significant potential liabilities.

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

In July 2007, we completed the Scheme of Arrangement of Spark Networks plc to become the Company’s wholly-owned subsidiary. The American Depositary Shares representing ordinary shares of Spark Networks plc began trading on the American Stock Exchange (now NYSE MKT) in February 2006 and our shares of common stock began trading in July 2007 after the completion of our Scheme of Arrangement. Prior to that, there was no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price for the stock of many technology, communications and entertainment and media companies. Those market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a significant decline in the market price of our securities.

Our principal stockholders can exercise significant influence over us, and, as a result, may be able to delay, deter or prevent a change of control or other business combination.

As of March 8, 2013, Great Hill Investors, LLC, North Run Advisors, LLC, and Osmium Partners, LLC and their respective affiliates beneficially owned approximately, in the aggregate, 65.2% of our outstanding common stock. Great Hill Investors, LLC and its affiliates (“Great Hill”) became our largest stockholder on December 1, 2005 when it purchased an aggregate of 6,000,000 ordinary shares in four privately negotiated transactions and it subsequently acquired an additional 3,085,000 shares. Great Hill and its affiliates held an aggregate of 9,085,000 shares of common stock as of March 8, 2013. These stockholders possess significant influence over our company. Such ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Other than the arrangement to elect a director at the selection of Great Hill which affects some of these stockholders, as discussed below, we do not expect that these stockholders will vote together as a group. It should be noted that Great Hill Investors, LLC ownership information is based on a Schedule 13D/A filed with the SEC on March 2, 2010, North Run Advisors, LLC ownership information is based on a Schedule 13F filed with the SEC on February 8, 2013 and Osmium Partners, LLC ownership information is based on a Schedule 13G filed with the SEC on February 12, 2013.

Our largest stockholder, Great Hill, also possesses a significant amount of voting power and an ability to elect a director of our company.

As of March 8, 2013, Great Hill beneficially owned 9,085,000 shares of our common stock, or approximately 43.4% of our outstanding common stock, and may have voting control over additional securities to elect a director of our company subject to the terms and conditions of the share purchase agreements entered into on December 1, 2005 with certain selling stockholders (collectively, the “Selling Stockholders”), to the extent the Selling Stockholders own shares of Spark. Pursuant to the terms of the share purchase agreements with each of the Selling Stockholders, for so long as Great Hill collectively owns at least 10% or 5%, depending on the Selling Stockholder, each Selling Stockholder agreed that:

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

None.

ITEM 2.	PROPERTIES

We do not own any real property that is materially important to our business. Our headquarters is currently located in Beverly Hills, California, where we occupy approximately 16,000 square feet of office space, housing our technology department and most of our corporate and administrative personnel. Our current lease for this space runs from August 1, 2011 through July 31, 2013 with monthly base rent starting at $42,193 for the first year with 4 months of 50% abated rate during the first year of the term, and increasing to $43,459 for the second year with 8 months of 50% abated rate during the second year of the term. In anticipation of the end of our lease in Beverly Hills, we have entered into a new 5-year lease for approximately 16,000 square feet with monthly basic rent ranging from approximately $43,117 to $51,427 and six months of rent abatement. We will relocate our corporate, administrative, technology and development personnel to the new office space prior to the expiration of the Beverly Hills lease. We also lease office space in Utah and Israel and datacenter space in California and Utah. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The Court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on

August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. On September 4, 2012, Spark Networks filed its Answer to the Complaint. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014.

B.E. Technology, L.L.C. v. Spark Networks, Inc.

On September 22, 2012, B.E. Technology, L.L.C. commenced a lawsuit against Spark Networks, Inc. in the Western District of Tennessee, B.E. Technology, L.L.C. v. Spark Networks, Inc., Civil Action No. 2:12-cv-02832-cgc, for alleged infringement of U.S. Patent No. 6,628,314. The patent is entitled “Computer Interface Method And Apparatus With Targeted Advertising.” The Complaint alleges that “Spark Networks has infringed at least claim 11 of the ‘314 patent by using a method of providing demographically targeted advertising,” and seeks damages and an injunction. On December 31, 2012, Spark filed an Answer to the Complaint denying that the ‘314 patent was infringed by Spark and alleging, among other things, that the patent was invalid. On January 7, 2013, B.E. Technology served its Initial Infringement Contentions asserting that Spark had infringed claims 11, 12, 13, 15, 18, 19 and 20. The Company has made a motion to transfer the case to California.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles (Case No. BC493892) alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising Web sites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000.

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

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Spark Networks, Inc.’s common stock is traded on the NYSE MKT under the trading symbol “LOV.” The following table summarizes the high and low closing sales prices of our common stock as reported by the NYSE MKT.

	High	Low
Year ended December 31, 2011
First Quarter	$3.33	$3.01
Second Quarter	$3.33	$3.11
Third Quarter	$3.74	$3.00
Fourth Quarter	$3.83	$3.00

	High	Low
Year ended December 31, 2012
First Quarter	$4.74	$3.62
Second Quarter	$5.73	$4.24
Third Quarter	$6.81	$5.02
Fourth Quarter	$7.90	$5.97

Holders

As of March 8, 2013 there were 43 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

Pursuant to the Company’s credit agreement, as further described in “Management Discussion and Analysis of Financial Condition and Results of Operations”, the Company is permitted to repurchase or redeem equity interests or issue dividends of up to $4.5 million during the term of the credit agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

Unregistered Sales of Equity Securities

During the year ended December 31, 2012, we did not issue unregistered securities.

Purchases of Equity Securities

We did not purchase any shares in the year ended December 31, 2012.

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

General

The common stock of Spark Networks, Inc., a Delaware corporation, is traded on the NYSE MKT. On December 31, 2010, Spark Networks Limited (“SNUK”) distributed its shareholdings in each of HurryDate, LLC; MingleMatch, Inc.; Kizmeet, Inc.; SN Holdco, LLC; SN Events, Inc.; Reseaux Spark Canada Ltd. and Spark SocialNet, Inc. by transferring its shares in those companies to Spark Networks, Inc. Spark Networks, Inc. subsequently transferred all of its shares in the same companies to LOV USA, LLC, a newly formed and wholly owned subsidiary of Spark Networks, Inc. SNUK continues to hold all of the shares of Spark Networks (Israel) Limited, VAP AG and JDate Limited. In addition, SNUK now holds all of the shares of Spark Networks USA, LLC, a newly formed subsidiary into which SNUK has transferred all of its United States based assets.

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

For the year ended December 31, 2012, we had 259,244 average paying subscribers, representing an increase of 32.0% from the year ended December 31, 2011. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and Web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Our key Web sites include ChristianMingle.com, which primarily targets Christian singles in the United States and JDate.com, which primarily targets Jewish singles in the United States. Our subscription fees have traditionally been charged on a monthly basis, with discounts for longer-term subscriptions.

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

We also earn a small amount of revenue from advertising sales and offline events. We record advertising revenue as it is delivered and included it in the total revenue of each segment that generates advertising sales. Revenue and the related expenses associated with offline events are recognized at the conclusion of each event.

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. We incur substantial advertising expenses in order to generate traffic to our Web sites. These advertising costs consist of television and online advertising, including affiliate and co-brand arrangements, and are directly attributable to the revenue we receive from our subscribers. We have entered into numerous affiliate arrangements, under which our affiliates advertise or promote our Web site, and earn a fee whenever visitors click through the affiliate’s advertisement to one of our Web sites and register or subscribe, on our Web site. Some of our affiliates may also be affiliates for our competitors. Under our co-branded arrangements, our co-brand partners may operate their own separate Web sites where visitors can register and subscribe to our Web sites. Affiliate deals, co-brand deals and online advertising arrangements may fall in the categories of CPS, CPA, CPC, or CPM, as discussed below.

Our advertising expenses are recognized based on the terms of each individual contract. The majority of our advertising expenses are based on five pricing models:

•	Cost per subscription (CPS) where we pay an online advertising provider a fee based upon the number of new paying subscribers it generates;

•	Cost per acquisition (CPA) where we pay an online advertising provider a fee based on the number of new member registrations it generates;

•	Cost per click (CPC) where we pay an online advertising provider a fee based on the number of clicks to our Web sites it generates;

•	Cost per thousand for banner advertising (CPM) where we pay an online advertising provider a fee based on the number of times it displays our advertisements; and

•

Offline where we pay television and radio stations for advertising placement on a cost per spot basis, print advertisers on a cost per page basis and out-of-home advertisers on a fixed placement basis.

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

In 2012, the Company performed its annual impairment analysis. Utilizing the new qualitative assessment option, we assessed qualitative factors to determine whether it was necessary to perform the two-step test (quantitative assessment). The analysis concluded that it is more-likely-than-not that the fair values of the Jewish Networks, Christian Networks, and Other Networks are higher than their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted.

In 2011, the Company performed its annual impairment analysis utilizing a quantitative assessment. We estimated the fair value of the reporting units based on the market approach and income approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. The Company used a discount rate which reflects the risks and uncertainty related to each reporting unit. The analysis concluded that the estimated reporting units’ fair values were higher than their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted.

As of December 31, 2012, Jewish Networks, Christian Networks and Other Networks carried goodwill balances of $6.9 million, $1.7 million and $232,000, respectively.

In 2011, we impaired approximately $45,000 of capitalized software development costs when we determined that a Web-based product failed to perform to Company standards. In 2012, an impairment charge was not necessary.

In 2011, the Company determined that certain domain names and computer software acquired from prior period acquisitions had no value based upon the expected future cash flows generated from the businesses associated with these assets, resulting in impairment charges of approximately $1.1 million. In 2012, an impairment charge was not necessary.

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

As of December 31, 2012, we have a valuation allowance against our U.S. and foreign deferred tax assets of approximately $9.6 million. Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period, to determine if a valuation allowance was required. A significant negative factor in our assessment was the Company’s three-year cumulative loss history as of December 31, 2012.

After a review of the four sources of taxable income described above and in view of our three-year cumulative loss, we were not able to conclude that it is more likely than not that our DTAs will be realized. As a result, we recorded an additional valuation allowance on our DTAs, with a corresponding charge to our income tax provision, of approximately $8.9 million as of December 31, 2012.

At December 31, 2012, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $18.6 million and $38.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2012, deferred tax assets do not include approximately $4.8 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $4.8 million if and when such excess tax benefits are realized. During 2012, approximately $23,000 of net excess tax provision was realized.

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

Stock Based Compensation

We adopted the “Share-Based Payment” guidance in 2005 using the modified prospective approach. Prior to our adoption of the guidance, we did not record tax benefits of deductions resulting from the exercise of stock options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2012, the Company recognized cash outflows of approximately $23,000 related to a tax provision from stock-based compensation. In 2011, the Company recognized cash inflows of approximately $67,000 related to a tax benefit from stock-based compensation.

We calculate the fair value of stock options using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. We used historical and empirical data to assess different forfeiture rates for three different groups of employees. We must reassess forfeiture rates when deemed necessary and we must calibrate actual forfeiture behavior to what has already been recorded.

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

Segment Reporting

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate operating segments which were principally determined based on similarity of economic characteristics. During the first quarter of 2012, the Company’s management modified the internal reporting of its operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which now consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market Web sites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments provide investors with greater transparency into the performance of the business. Prior period amounts presented in this Annual Report on Form 10-K have been reclassified to conform to the current period presentation.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	2012	2011	2010
Revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	79.7	59.7	33.7
Sales and marketing	6.5	7.7	8.6
Customer service	4.1	4.1	3.9
Technical operations	2.2	2.8	3.0
Development	5.4	5.6	7.6
General and administrative	14.3	16.6	23.7
Depreciation	2.7	2.7	2.4
Amortization of intangible assets other than goodwill	—	0.8	1.0
Impairment of goodwill, long-lived assets and other assets	—	2.4	0.8

Total costs and expenses	114.9	102.4	84.7

Operating (loss) income	(14.9)	(2.4)	15.3
Interest expense (income) and other, net	(0.4)	0.3	(0.1)

(Loss) income before income taxes	(14.5)	(2.7)	15.4
Provision (benefit) for income taxes	9.8	0.6	6.3

Net (loss) income	(24.3)%	(3.3)%	9.1%

The following table describes certain selected information and Adjusted EBITDA (1) for the years ended December 31,

(in thousands)	2012	2011	2010
Net (loss) income	$(14,989)	$(1,611)	$3,704
Interest expense	59	102	207
Income tax (benefit) provision	6,047	305	2,558
Depreciation	1,673	1,320	962
Impairments	—	1,145	308
Amortization of intangible assets	13	370	421
Non-cash currency translation adjustments	(124)	337	(269)
Stock-based compensation	813	906	1,510
Non-repetitive property possession	(151)	(247)	—

Adjusted EBITDA(1)	$(6,659)	$2,627	$9,401

(1)	The Company reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from on-going operations and excludes the impact of: (i) non-cash items such as stock-based compensation, asset impairments, non-cash currency translation adjustments related to an inter-company loan and (ii) one-time items that have not occurred in the past two years and are not expected to recur in the next two years. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

•	Adjusted EBITDA does not reflect the cash capital expenditures during the measurement period,

•	Adjusted EBITDA does not reflect any changes in working capital requirements during the measurement period,

•	Adjusted EBITDA does not reflect the cash tax payments during the measurement period, and

•	Adjusted EBITDA may be calculated differently by other companies in our industry, thus limiting its value as a comparative measure.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below:

	Year Ended December 31,
	2012	2011	2010
Average Paying Subscribers
Jewish Networks	85,292	89,429	90,452
Christian Networks	146,267	71,311	26,366
Other Networks	27,685	35,595	44,813

Total Average Paying Subscribers	259,244	196,335	161,631

Average paying subscribers for the Jewish Networks segment decreased 4.6% to 85,292 for the year ended December 31, 2012 compared to 89,429 in 2011, reflecting the 8.2% reduction in direct marketing investment. Average paying subscribers for the Christian Networks segment increased 105.1% to 146,267 for the year ended December 31, 2012 compared to 71,311 in 2011, reflecting increased direct marketing investment within this segment. Average paying subscribers for the Other Networks segment decreased 22.2% to 27,685 for the year ended December 31, 2012 compared to 35,595 in 2011. This decrease can be primarily attributed to a reduction in inefficient marketing spend in prior and current periods.

Average paying subscribers for the Jewish Networks segment decreased 1.1% to 89,429 for the year ended December 31, 2011 compared to 90,452 in 2010. Average paying subscribers for the Christian Networks segment increased 170.5% to 71,311 for the year ended December 31, 2011 compared to 26,366 in 2010, reflecting increased direct marketing investment within this segment. Average paying subscribers for the Other Networks segment decreased 20.6% to 35,595 for the year ended December 31, 2011 compared to 44,813 in 2010. This decrease can be primarily attributed to a reduction in inefficient marketing spend in prior and current periods.

We expect the cost of customer acquisition for the Jewish Networks to remain below the acquisition cost for our other segments due to the brand recognition of JDate. Our Christian Networks and Other Networks segments operate in a much more competitive environment, and therefore we generally must spend more on marketing to attract new subscribers. We are constantly striving to improve our Web sites to retain our existing subscribers.

Segment Reclassification

During the first quarter of 2012, the Company’s management modified the internal reporting of its operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which now consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market Web sites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments provide investors with greater transparency into the performance of the business.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4.8% and 5.0% of our revenue for the years ended December 31, 2012 and 2011, respectively, were generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue for the year ended December 31, 2012 increased 27.3% to $61.7 million from $48.5 million in 2011. The revenue increase can be primarily attributed to a 100.6% increase in Christian Networks revenue.

Revenue for the Jewish Networks segment decreased 3.8% to $26.0 million for the year ended December 31, 2012, compared to $27.1 million in 2011. The lower Jewish Networks revenue reflects a 4.6% decrease in average paying subscribers. An 8.2% decrease in Jewish Networks direct marketing investment contributed to the lower average paying subscriber count. Revenue for our Christian Networks segment increased 100.6% to $31.6 million for the year ended December 31, 2012, compared to $15.7 million in 2011. The higher Christian Networks revenue reflects a 105.1% increase in average paying subscribers, fueled by a 113.9% increase in direct marketing investment. Revenue for the Other Networks segment decreased 23.6% to $3.8 million for the year ended December 31, 2012, compared to $4.9 million in 2011. The decrease in Other Networks revenue is driven by a 22.2% decrease in average paying subscribers, reflecting the elimination of inefficient online marketing expenses in 2012.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses increased 42.9% to $70.9 million for the year ended December 31, 2012, compared to $49.6 million in 2011. The increase is primarily attributable to a $20.3 million increase in cost of revenue.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 70.0% to $49.2 million for the year ended December 31, 2012, compared to $29.0 million in 2011. This increase can be primarily attributed to higher Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment increased 113.9% to $41.4 million for the year ended December 31, 2012, compared to $19.4 million in 2011. The higher direct marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for ChristianMingle through a combination of online and offline marketing channels.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 7.3% to $4.0 million for the year ended December 31, 2012, compared to $3.7 million in 2011. The increase can be primarily attributed to growth in compensation expense and public relations consulting fees. The Company increased its marketing team headcount in 2012, which led to higher compensation expense. Additionally, the Company expanded its public relations efforts which resulted in higher consulting fees.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 28.0% to $2.5 million for the year ended December 31, 2012, compared to $2.0 million in 2011. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses remained flat between fiscal years 2012 and 2011.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 23.5% to $3.3 million for the year ended December 31, 2012, compared to $2.7 million in 2011. The increase can be attributed to higher compensation expense, consulting fees, placement fees and software licensing fees. The Company increased its development team headcount in 2012, which led to higher compensation and placement fees expense. The higher consulting and software licensing fees reflect management’s focus on introducing new products to market.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses increased 8.9% to $8.8 million for the year ended December 31, 2012, compared to $8.1 million in 2011. The increase can be primarily attributed to higher legal expenses. In 2011, the Company received net proceeds from the settlement of a patent infringement lawsuit which reduced legal expenses.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense increased by 26.7% to $1.7 million for the year ended December 31, 2012, compared to $1.3 million in 2011. Higher capitalized software which started in prior years accounted for the increase in depreciation expenses.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions, primarily LDSSingles and HurryDate. Amortization expense decreased 96.5% to $13,000 for the year ended December 31, 2012, compared to $370,000 in 2011. The decrease reflects the full amortization of the Company’s intangible assets.

Impairment of Long-lived Assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. There was no long-lived assets impairment expense for the year ended December 31, 2012, compared to $1.1 million in 2011. In 2011, the Company determined that certain domain names and computer software acquired from prior period acquisitions had no value.

Interest Expense (income) and Other, Net. Interest expense (income) and other consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest expense (income) and other reflected $238,000 of income for the year ended December 31, 2012, compared to $162,000 of expense in 2011. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision for Income Taxes. Provision for Income taxes for the year ended December 31, 2012 was $6.0 million, compared to $306,000 for the year ended December 31, 2011. The 2012 provision for income taxes consists primarily of a valuation allowance recorded against our deferred tax assets, for which we were not able to conclude that it is more likely than not it would be realized. As a result of the valuation allowance position, no tax benefit was recorded on the losses incurred for the year. The 2011 provision for income taxes relates primarily to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and partially offset by a net tax benefit recorded on losses incurred in the US.

Net (loss) Income and Net (loss) Income Per Share. Net loss was $15.0 million, or $0.72 per share, for the year ended December 31, 2012, compared to a net loss of $1.6 million or $0.08 per share in 2011. The net loss in 2012 was primarily due to increases in Christian Networks direct marketing investments and an $8.9 million valuation allowance against deferred tax assets.

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

Revenue for the year ended December 31, 2011 increased 18.7% to $48.5 million from $40.9 million in 2010. The revenue increase can be primarily attributed to a 170.1% increase in Christian Networks revenue.

Revenue for the Jewish Networks segment decreased 1.4% to $27.1 million for the year ended December 31, 2011, compared to $27.4 million in 2010. The lower Jewish Networks revenue reflects a 0.5% decrease in average revenue per user (“ARPU”), and a 1.1% decrease in average paying subscribers. The lower ARPU reflects a shift in the mix of plans purchased by our subscribers and their related prices. Revenue for our Christian Networks segment increased 170.1% to $15.7 million for the year ended December 31, 2011, compared to $5.8 million in 2010. The higher Christian Networks revenue reflects a 170.5% increase in average paying subscribers, driven by a 290.8% increase in direct marketing investments. Revenue for the Other Networks segment decreased 25.6% to $4.9 million for the year ended December 31, 2011, compared to $6.6 million in 2010. The decrease in Other Networks revenue is due to a 20.6% decrease in average paying subscribers, reflecting the elimination of inefficient online and offline marketing expenses. Revenue from our Offline and Other Businesses segment decreased 19.9% to $772,000 for the year ended December 31, 2011 compared to $1.0 million in 2010. The decrease in revenue is attributable to fewer hosted events in 2011.

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

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 110.6% to $29.0 million for the year ended December 31, 2011, compared to $13.7 million in 2010. This increase can be primarily attributed to higher Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment increased 290.8% to $19.4 million for the year ended December 31, 2011, compared to $5.0 million in 2010. The higher direct marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for ChristianMingle through a combination of online and offline marketing channels.

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

Provision for Income Taxes. Provision for Income taxes for the year ended December 31, 2011 was $306,000 compared to provision for income taxes of $2.6 million for the year ended December 31, 2010. The 2011 provision for income taxes relates primarily to an increase in the deferred tax liability associated with our Israeli subsidiary’s tax deductible goodwill amortization and partially offset by a net tax benefit recorded on losses incurred in the US. The 2010 provision for income taxes consists primarily of US federal and state income tax expense.

Net (loss) Income and Net (loss) Income Per Share. Net loss was $1.6 million, or $0.08 per share, for the year ended December 31, 2011, compared to net income of $3.7 million or $0.18 per share in 2010. The net loss in 2011 was primarily due to increases in Jewish and Christian Networks direct marketing investments.

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

	Three Months Ended
(in thousands)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Consolidated Statement of Operations Data:
Revenue	$16,271	$15,871	$15,046	$14,555	$12,861	$12,677	$11,995	$10,960

Cost of revenue	13,491	12,901	10,976	11,848	8,420	7,373	7,347	5,815
Sales and marketing	1,015	1,020	983	973	1,062	923	837	900
Customer service	647	652	622	613	539	531	449	461
Technical operations	296	362	355	350	281	336	336	414
Development	797	859	844	846	643	643	679	745
General and administrative	2,237	2,260	2,052	2,238	1,071	2,435	2,199	2,363
Depreciation	431	426	413	403	343	341	346	290
Amortization	—	—	—	13	89	90	93	98
Impairment of goodwill and other assets	—	—	—	—	1,100	45	—	—

Total cost and expenses	18,914	18,480	16,245	17,284	13,548	12,717	12,286	11,086

Loss from operations	(2,643)	(2,609)	(1,199)	(2,729)	(687)	(40)	(291)	(126)

Interest expense (income) and other, net	(188)	(36)	113	(127)	144	120	(45)	(57)
Loss before income taxes	(2,455)	(2,573)	(1,312)	(2,602)	(831)	(160)	(246)	(69)

Provision (benefit) for income taxes	8,083	(836)	(311)	(889)	277	78	(165)	115

Net loss	$(10,538)	$(1,737)	$(1,001)	$(1,713)	$(1,108)	$(238)	$(81)	$(184)

Basic and diluted net loss per share[1]	$(0.51)	$(0.08)	$(0.05)	$(0.08)	$(0.05)	$(0.01)	$(0.00)	$(0.01)
Shares used in computation of basic and diluted net loss per share[1]	20,816	20,699	20,625	20,596	20,595	20,595	20,589	20,587

Average paying subscribers[2]	279,260	266,075	250,934	240,706	212,398	205,650	189,650	177,641

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
Costs and expenses include stock-based compensation as follows:
Cost of revenue	$2	$2	$2	$2	$2	$2	$2	$2
Sales and marketing	21	17	18	20	15	17	14	34
Customer service	1	—	1	—	—	—	—	—
Technical operations	29	29	30	30	31	30	27	31
Development	11	10	10	11	10	10	10	12
General and administrative	150	138	138	141	125	124	226	182

(1)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.
(2)	Represents average paying subscribers calculated as the sum of the average paying subscribers for each month in the period, divided by the three. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $10.5 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $3.9 million for the year ended December 31, 2012 compared to net cash provided by operations of $3.1 million for the same period in 2011. The increase in Christian Networks direct marketing accounted for the majority of change in net cash used in operations.

Net cash used in investing activities was $1.8 million for 2012 compared to $1.9 million for the same period in 2011. Capital expenditures for 2012 and 2011 were $2.1 million and $1.6 million, respectively, representing the purchase of computer hardware and capitalized software. In 2012, the Company received $520,000 in connection with the sale of certain real property received in 2011 as a result of a legal judgment in favor of the Company.

Net cash provided by financing activities was $1.0 million for the year ended December 31, 2012 compared to $88,000 for 2011. Cash provided by financing activities in 2012 was primarily related to proceeds from issuance of stock of $1.1 million compared to $21,000 for the same period in 2011.

The Company and its wholly-owned subsidiary, Spark Networks USA, LLC have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014.

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

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of December 31, 2012.

As of December 31, 2012, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first four amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $105,000, respectively. Costs associated with both the original Credit Agreement and the first four amendments thereto were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2012 and December 31, 2011 were $25,000 and $56,000, respectively.

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

Contractual Obligations

The following table describes our contractual commitments and obligations as of December 31, 2012 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	$773	$824	$326	$—	$1,923
Other commitments and obligations	355	710	—	—	1,065

Total contractual obligations	$1,128	$1,534	$326	$—	$2,988

We had commitments and obligations consisting of operating leases, contracts with software licensing, communications, computer hosting and marketing service providers. Other commitments and obligations totaled $355,000 for less than one year. Contracts with other service providers are for 30 day terms or less. For contingences related to our tax positions, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

Recent Accounting Developments

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on presentation of comprehensive income. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The new guidance is effective for the Company beginning January 1, 2012 and the impact is limited to the presentation of financial statements.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption did not have a material impact on our financial statements.

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

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Internal Control Over Financial Reporting

(a) Management’s annual report on internal controls over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).

3.2	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

3.3(a)	Amended and Restated Bylaws effective June 7, 2010 of Spark Networks, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).

3.3(b)	Amendment No. 1 to Amended and Restated Bylaws effective August 10, 2011 (incorporated by reference to Exhibit 3.1(a) of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange on August 11, 2011).

4.1	Rights Plan Dated July 9, 2007 Between Spark Networks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.1(a)	Lease dated September 1, 2000 between Arden Realty Limited Partnership and the Registrant regarding 8383 Wilshire Boulevard (incorporated by reference to exhibit 10.1 of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(b)	First Amendment to Lease, dated September 5, 2000 (incorporated by reference to exhibit 10.1(a) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(c)	Second Amendment to Lease, dated January 16, 2003 (incorporated by reference to exhibit 10.1(b) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(d)	Third Amendment to Lease, dated October 30, 2003 (incorporated by reference to exhibit 10.1(c) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(e)	Fourth Amendment to Lease, dated May 14, 2004 (incorporated by reference to exhibit 10.1(d) of MatchNet, Inc.’s Registration Statement on Form S-1 (file no. 333-117940) filed with the Securities and Exchange Commission on August 4, 2004).

10.1(f)	Fifth Amendment to Lease, dated January 31, 2006 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).

10.1(g)	Sixth Amendment to Lease, dated February 6, 2007 (incorporated by reference to Exhibit 10.1(f) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007).

10.1(h)	Seventh Amendment to Lease, dated November 27, 2007 (incorporated by reference to Exhibit 10.1(g) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.1(i)	Eighth Amendment to Lease, dated April 22, 2011 (incorporated by reference to Exhibit 10.1(i) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2012).

10.2(a)	2004 Share Option Scheme (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-123228) filed with the Securities and Exchange Commission on March 10, 2005).

10.2(b)	Amendment to the 2004 Share Option Scheme, dated November 25, 2008 (incorporated by reference to Exhibit d(6) to the Registrant’s Schedule TO filed with the Securities and Exchange Commission on December 2, 2008).

10.2(c)	Amendment to the 2004 Option Scheme (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.3	Form of Option Agreement for 2004 Share Option Scheme (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Registration Statement on Form S-1/A (File No. 333-123228) filed with the Securities and Exchange Commission on November 14, 2005).

10.4(a)	2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.4(b)	Amendment No. 1 to the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009).

10.5	Form of Stock Option Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(A) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.6	Form of Restricted Stock Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(B) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.7	Form of Restricted Stock Unit Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(C) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.8	Standstill Agreement entered into by the Registrant and Great Hill Equity Partners II on December 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005).

10.9	Consent to Assignment and Assumption of Standstill Agreement with Great Hill Equity Partners II (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.10	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.10(a)	Schedule of Officers and Directors who entered into Indemnification Agreements (incorporated by reference to Exhibit 10.12(a) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008).

10.11(a)	Executive Employment Agreement, dated February 12, 2007, between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.11(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.11(c)	Amendment No. 2, dated December 29, 2010, to Executive Employment Agreement between the Registrant and Adam S. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2011).

10.12	Separation Agreement and Release dated April 11, 2011 between Spark Networks, Inc. and Adam S. Berger (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011).

10.13(a)	Executive Employment Agreement, dated April 11, 2011, between the Registrant and Gregory R. Liberman (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011).

10.13(b)	Amendment No. 1 to Employment Agreement dated December 20, 2012 between Spark Networks, Inc. and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012).

10.14(a)	Employment Agreement dated July 2, 2007 between Spark Networks plc and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.14(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.15(a)	Executive Employment Agreement dated May 16, 2007 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007).

10.15(b)	Amendment No. 1, dated December 30, 2008, to Executive Employment Agreement between the Registrant and Gregory J. Franchina (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008)

10.16(a)	Executive Employment Agreement executed November 27, 2007 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

10.16(b)	Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Brett Zane (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.17(a)	Credit Agreement dated February 14, 2008 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008).

10.17(b)	First Amendment to Credit Agreement dated as of September 29, 2009 among Spark Networks Limited, Spark Networks, Inc., Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009).

10.17(c)	Second Amendment to Credit Agreement dated as of February 7, 2011 among Spark Networks Limited, Spark Networks, Inc., Spark Networks USA, LLC, Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011).

10.17(d)	Third Amendment to Credit Agreement dated as of May 11, 2011 among Spark Networks USA, LLC, Spark Networks, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.17(e)	Fourth Amendment to Credit Agreement dated as of May 7, 2012 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2012).

10.18	Lease between the Irvine Company LLC and Spark Networks USA, LLC dated as of February 1, 2013.

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2011).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 8, 2013.

SPARK NETWORKS, INC.

/s/ Gregory R. Liberman
Gregory R. Liberman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregory R. Liberman
Gregory R. Liberman	Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2013

/s/ Brett A. Zane
Brett A. Zane	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013

/s/ Jonathan B. Bulkeley
Jonathan B. Bulkeley	Director	March 8, 2013

/s/ Benjamin A. Derhy
Benjamin A. Derhy	Director	March 8, 2013

/s/ Michael A. Kumin
Michael A. Kumin	Director	March 8, 2013

/s/ Thomas G. Stockham
Thomas G. Stockham	Director	March 8, 2013

/s/ Peter L. Garran
Peter L. Garran	Director	March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 8, 2013

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except stock data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$10,458	$15,106
Restricted cash	1,232	958
Accounts receivable, net of allowance of $0 and $1	1,510	1,146
Deferred tax asset—current	8	44
Prepaid expenses and other	861	1,164

Total current assets	14,069	18,418
Property and equipment, net	3,133	2,839
Goodwill	8,861	8,683
Intangible assets, net	2,143	1,900
Deferred tax asset—non-current	5	5,641
Deposits and other assets	153	455

Total assets	$28,364	$37,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,093	$952
Accrued liabilities	5,339	4,046
Deferred revenue	8,128	5,723
Deferred tax liability—current portion	257	203

Total current liabilities	14,817	10,924
Deferred tax liability	1,413	1,219
Other liabilities—non-current	588	1,141

Total liabilities	16,818	13,284
Commitments and contingencies (Note 11)
Stockholders’ equity:
Authorized capital stock consists of 10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding and 100,000,000 shares of Common Stock, $0.001 par value, with 20,945,364 and 20,594,670 shares of Common Stock issued and outstanding at December 31, 2012 and 2011, respectively, at stated values of:	21	21
Additional paid-in-capital	54,857	53,014
Accumulated other comprehensive income	712	672
Accumulated deficit	(44,044)	(29,055)

Total stockholders’ equity	11,546	24,652

Total liabilities and stockholders’ equity	$28,364	$37,936

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue	$61,743	$48,493	$40,851

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	49,216	28,955	13,749
Sales and marketing	3,991	3,722	3,496
Customer service	2,534	1,980	1,601
Technical operations	1,363	1,367	1,232
Development	3,346	2,710	3,092
General and administrative	8,787	8,068	9,782
Depreciation	1,673	1,320	962
Amortization of intangible assets other than goodwill	13	370	421
Impairment of goodwill, long-lived assets and other assets	—	1,145	308

Total cost and expenses	70,923	49,637	34,643

Operating loss	(9,180)	(1,144)	6,208
Interest (income) expense and other, net	(238)	162	(54)

(Loss) income before income taxes	(8,942)	(1,306)	6,262
Provision for income taxes	6,047	305	2,558

Net (loss) income	$(14,989)	$(1,611)	$3,704

Net (loss) income per share—basic and diluted	$(0.72)	$(0.08)	$0.18

Weighted average shares outstanding—basic	20,781	20,591	20,586
Weighted average shares outstanding—diluted	20,781	20,591	20,590

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	40	(101)	135

Total other comprehensive income (loss), net of tax	40	(101)	135

Comprehensive (loss) income	$(14,949)	$(1,712)	$3,839

	Years Ended December 31,
Stock-Based Compensation	2012	2011	2010
(in thousands)
Cost of revenue	$8	$8	$11
Sales and marketing	76	80	233
Customer service	2	—	1
Technical operations	118	119	167
Development	42	42	54
General and administrative	567	657	1,044

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE, December 31, 2009	20,582	$21	$48,813	$638	$(31,148)	$18,324
Issuance of common stock upon exercise of stock options	5	—	17	—	—	17
Excess tax benefits from stock-based compensation	—	—	1,680	—	—	1,680
Foreign currency translation adjustments, net of tax	—	—	—	135	—	135
Stock-based compensation	—	—	1,510	—	—	1,510
Net income	—	—	—	—	3,704	3,704

BALANCE, December 31, 2010	20,587	$21	$52,020	$773	$(27,444)	$25,370
Issuance of common stock upon exercise of stock options	8	—	21	—	—	21
Excess tax benefits from stock-based compensation	—	—	67	—	—	67
Foreign currency translation adjustments, net of tax	—	—	—	(101)	—	(101)
Stock-based compensation	—	—	906	—	—	906
Net loss	—	—	—	—	(1,611)	(1,611)

BALANCE, December 31, 2011	20,595	$21	$53,014	$672	$(29,055)	$24,652
Issuance of common stock upon exercise of stock options	350	—	1,053	—	—	1,053
Excess tax provisions from stock-based compensation	—	—	(23)	—	—	(23)
Foreign currency translation adjustments, net of tax	—	—	—	40	—	40
Stock-based compensation	—	—	813	—	—	813
Net loss	—	—	—	—	(14,989)	(14,989)

BALANCE, December 31, 2012	20,945	$21	$54,857	$712	$(44,044)	$11,546

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(14,989)	$(1,611)	$3,704
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	1,686	1,690	1,383
Impairment of goodwill, long-lived assets and other assets	—	1,145	308
Stock-based compensation	813	906	1,510
Non-current taxes payable and other	(534)	96	46
Foreign exchange (gain) loss on intercompany loan	(124)	337	(269)
Income from asset received from legal judgment	(151)	(247)	—
Excess tax (provisions) benefits from stock-based compensation	23	(67)	(1,680)
Deferred taxes	5,897	(96)	1,843
Changes in operating assets and liabilities:
Accounts receivable, net	(364)	(299)	(163)
Restricted cash	(274)	38	(315)
Prepaid expenses and other assets	336	(128)	(31)
Accounts payable and accrued liabilities	1,414	(100)	(641)
Deferred revenue	2,405	1,392	87

Net cash (used in) provided by operating activities	(3,862)	3,056	5,782

Cash flows from investing activities:
Sales of property and equipment	520	—	1,560
Purchases of property and equipment	(2,081)	(1,583)	(1,324)
Purchases of businesses and intangible assets	(255)	(356)	(37)

Net cash (used in) provided by investing activities	(1,816)	(1,939)	199

Cash flows from financing activities:
Proceeds from issuance of stock	1,053	21	17
Excess tax (provision) benefit from stock-based compensation	(23)	67	1,680

Net cash provided by financing activities	1,030	88	1,697

Net (decrease) increase in cash	(4,648)	1,205	7,678
Cash and cash equivalents at beginning of year	15,106	13,901	6,223

Cash and cash equivalents at end of year	$10,458	$15,106	$13,901

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$45	$192	$874

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

The financial statements of the Company’s foreign subsidiaries are prepared using the local currency as the subsidiary’s functional currency. The Company translates the assets and liabilities using period-end rates of exchange, and revenue and expenses using average rates of exchange for the year. The resulting translation gain or loss is included in accumulated other comprehensive income (loss) and is excluded from net (loss) income.

The nature of the intercompany loan between the Company and its Israel subsidiary is classified as a loan which the Company expects to be settled. The foreign exchange gains and losses related to this loan are recorded as part of net (loss) income and excluded from accumulated other comprehensive income (loss). For the years ended December 31, 2012 and 2011, the Company recorded a foreign exchange gain of $124,000 and a foreign exchange loss of $337,000, respectively, related to the intercompany loan.

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

The Company also earns a small amount of revenue from advertising sales and offline events. The Company records advertising revenue as it is delivered and is included in the total revenue of each segment that generates advertising sales. Revenue and the related expenses associated with offline events are recognized at the conclusion of each event.

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

As of December 31, 2012 and 2011, the Company had financial assets that consisted of cash and cash equivalents, which were measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with the latest guidance.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents.

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2012 and 2011, the Company had $1.2 million and $1.0 million in restricted cash, respectively.

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for subscription fees, less amounts withheld and presented as restricted cash, pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company reviews its accounts receivable from advertisers on a monthly basis to determine if an allowance is necessary. The allowance for doubtful accounts as of December 31, 2011 is $1,000. An allowance was not necessary as of December 31, 2012.

Prepaid Advertising Expenses

In certain circumstances, the Company pays in advance for advertising and expenses the prepaid amounts over the contract periods as the vendors deliver on their commitments. The Company evaluates the realization of prepaid amounts at each reporting period, and expenses prepaid amounts upon delivery of services or if it determines that a vendor will be unable to deliver on its commitment and is not willing or able to repay the undelivered prepaid amount.

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

In accordance with the “Accounting for Web Site Development Costs” guidance, the Company expenses costs related to the planning and post implementation phases of Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for a Web site are included in expenses in the accompanying Consolidated Statements of Operations And Comprehensive (Loss) Income.

Capitalized Web site and software development costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2012	2011	2010
Capitalized	$1,641	$1,250	$1,100
Expensed	(1,186)	(850)	(504)
Impaired	—	(45)	(121)
Unamortized Balance	$2,431	$1,976	$1,621

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation, which is provided using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the estimated useful life of the asset or remaining term of the lease, whichever is shorter. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s consolidated financial statements with the resulting gain or loss, if any, reflected in the Company’s results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions, specifically allocated to reporting units. The Company determines its reporting units and operating segments through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance. Annually, the Company analyzes the fair value of each reporting unit to assess if the fair value exceeds the carrying value. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. If fair value is below the carrying amount of the reporting unit, the Company assesses what the fair value of the reporting unit is and impairs the excess. The valuation of intangible assets incorporates significant unobservable inputs and requires estimates, including the amount and timing of future cash flows. As of December 31, 2012 and 2011, the Company had unamortized goodwill of approximately $8.9 million and $8.7 million, respectively.

Intangible Assets

Intangible assets resulting from the acquisitions of entities are recorded using the purchase method of accounting and estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised mainly of domain names and acquired technologies. Domain names were determined to have indefinite useful lives, thus, they are not amortized. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives.

In 2011, largely based on the valuation of domain names and capitalized software acquired from prior period acquisitions, the Company recorded an impairment charge of approximately $1.1 million for intangible assets it deemed to not have substantial value. In 2012, an impairment charge was not necessary.

Impairment of Long-lived Assets

The Company assesses the impairment of assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or common stock, a significant decline in actual and projected revenue, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces, as well as other factors.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. Fair value measurements utilized for assets under non-recurring measurements were measured with Level 3 unobservable inputs.

For the years 2011 and 2010, the Company impaired approximately $45,000 and $121,000, respectively, of capitalized software development costs when management determined that a Web-based product failed to perform to Company standards. In 2012, an impairment charge was not necessary.

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

The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The Company has filed tax returns with positions that may be challenged by Federal and State tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, the Company regularly assesses its tax position for such matters and, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. To the extent reserves are recorded, they will be utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. The Company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity. The Company recognizes the tax effects from an uncertain tax position in our consolidated financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Direct marketing costs are expensed in the period incurred and primarily represent online marketing, including payments to search engines and affiliates, and offline marketing, including radio, billboards, television and print advertising. For the years ended December 31, 2012, 2011 and 2010, the Company incurred direct marketing costs amounting to approximately $45.7 million, $25.7 million and $10.7 million, respectively.

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

Prior to our adoption of the guidance, the Company did not record tax benefits of deductions resulting from the exercise of share options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2012, the Company recognized cash outflows of approximately $23,000 related to a tax provision from the stock-based compensation. In 2011, the Company recognized cash inflows of approximately $67,000 related to a tax benefit from the stock-based compensation.

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2012	2011	2010
Expected life in years	4.27-5.77	4.56	4.56
Dividend per share	—	—	—
Volatility	35.0%	35.0-45.0%	40.0-45.0%
Risk-free interest rate	1.0-1.75%	1.4-3.0%	1.0-3.0%

The Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2012, 2011 and 2010, there were three groups of employees whose behavior was significantly different from each other. Therefore, the Company estimated different forfeiture rates for each group.

The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option.

Due to the re-pricing of most options in 2009, the Company is using the “simplified method” calculation, to determine the term of the options. The “simplified method” calculation derives the term by averaging the vesting term with the contractual terms. Option awards to date have generally vested and been expensed in equal annual installments over a four-year period.

The risk free interest rates are based on U.S Treasury zero-coupon bonds with similar terms for the periods in which the options were granted.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive (loss) income consists of its reported net income (loss) and foreign currency translation adjustments, net of tax, for the years 2012, 2011 and 2010.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Net (Loss) Income Per Share

The Company calculates and presents the net (loss) income per share on both a basic and diluted basis. Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding.

	For the Year Ended December 31
	(in thousands except per share amounts)
	2012	2011	2010
Net (Loss) Income Per Common Share—Basic and Diluted
Net (loss) income applicable to common stock	$(14,989)	$(1,611)	$3,704
Weighted average shares outstanding- basic	20,781	20,591	20,586
Weighted average shares outstanding- diluted	20,781	20,591	20,590

Net (Loss) Income Per Share—Basic and Diluted	$(0.72)	$(0.08)	$0.18

Options to purchase 3.8 million, 3.5 million and 3.3 million shares for fiscal years 2012, 2011 and 2010, respectively, were not included in the computation of diluted net (loss) income per share because the options were anti-dilutive.

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

Recent Accounting Developments

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on presentation of comprehensive income. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The new guidance was effective for the Company beginning January 1, 2012 and the impact was limited to the presentation of the consolidated financial statements.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 and the adoption did not have a material impact on our financial statements.

2. Income Taxes

(Loss) income before income taxes:	Year Ended December 31,
(in thousands)	2012	2011	2010

U.S.	$(8,984)	$(619)	$5,986
Foreign	42	(687)	276

	$(8,942)	$(1,306)	$6,262

Income tax expense:	Year Ended December 31,
(in thousands)	2012	2011	2010
Current
Federal	$(22)	$(326)	$1,920
State	143	638	518
Foreign	45	69	2

	166	381	2,440

Deferred
Federal	(3,121)	50	60
State	95	(160)	35
Foreign	5	477	115

	(3,021)	367	210

Change in valuation allowance	8,902	(443)	(92)

Total income tax expense	$6,047	$305	$2,558

Reconciliation of effective income tax rate:	Year Ended December 31,
	2012	2011	2010

(Benefit) provision on earnings at federal statutory rate	(34.0)%	(34.0)%	34.0%
State tax (benefit) provision, net of federal (benefit) provision	(1.1)	6.0	4.8
Nondeductible expenses	—	0.3	0.3
Tax reserves	2.2	(1.3)	0.6
Change in effective tax rates	1.7	18.6	0.3
Foreign tax rate differential	0.3	9.6	(4.3)
Valuation allowance	100.0	(8.9)	3.0
Write down of deferred tax asset	—	34.1	—
Other	(1.1)	(1.1)	2.2

Total provision for income taxes	68.0%	23.3%	40.9%

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

The components of the deferred income tax asset (liability) for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Deferred income tax assets
Net operating loss carry-forward	$4,506	$782	$940
Depreciation and amortization	1,358	1,655	1,383
Compensation accruals	2,236	2,590	2,234
Credits	899	913	905
Other	573	496	534

Total before valuation allowance	9,572	6,436	5,996
Less: Valuation allowance	(9,568)	(649)	(805)

Total deferred income tax asset	4	5,787	5,191

Deferred income tax liabilities
Foreign Intangible assets	(1,401)	(1,205)	(814)
Other	(260)	(319)	(277)

Total deferred income tax liabilities	(1,661)	(1,524)	(1,091)

Total net deferred income tax (liabilities) assets	$(1,657)	$4,263	$4,100

As of December 31, 2012, the Company has a valuation allowance against its U.S. and foreign deferred tax assets of approximately $9.6 million. Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. The Company has evaluated its DTAs each reporting period, including an assessment of its cumulative income or loss over the prior three-year period, to determine if a valuation allowance was required. A significant negative factor in the assessment was the Company’s three-year cumulative loss history as of December 31, 2012.

After a review of the four sources of taxable income described above and in view of its three-year cumulative loss, the Company was not able to conclude that it is more likely than not that its DTAs will be realized. As a result, the Company recorded an additional valuation allowance on its DTAs, with a corresponding charge to the income tax provision, of approximately $8.9 million as of December 31, 2012.

At December 31, 2012, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $18.6 million and $38.4 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards may be limited based on changes in the percentage ownership of the Company.

At December 31, 2012, the Company also has net operating loss carryovers for Israeli tax purposes of approximately $2.9 million which do not expire.

At December 31, 2012, the Company has federal income tax credit carry-forwards for income tax purposes of approximately $900,000 available to reduce future federal income tax.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2012, deferred tax assets do not include approximately $4.8 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $4.8 million if and when such excess tax benefits are realized. During 2012, approximately $23,000 related to a net excess tax provision was realized.

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

The following table summarizes the activity related to our unrecognized tax positions:

(in thousands)	2012	2011	2010
Balance at beginning of year	$975	$839	$839
Additions for tax positions of prior years	250	463	—
Reductions for tax positions of prior years	—	(327)	—

Balance at end of year	$1,225	$975	$839

Included in the unrecognized tax benefits of $1.2 million at December 31, 2012 was $941,000 of tax, if recognized, would reduce our annual effective tax rate.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax (benefit) provision.

As of December 31, 2012 and 2011, the Company had recorded a $216,000 and $165,000 accrual for interest and penalties on unrecognized tax benefits, respectively. Interest expense (income) of $51,000, ($31,000) and $58,000 were recognized in the years ended December 31, 2012, 2011 and 2010, respectively. The Company does not expect any significant decreases to its unrecognized tax benefit within the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2009; state and local income tax examinations before 2008; and foreign income tax examinations before 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

3. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
(in thousands)	2012	2011
Computer equipment	$2,083	$1,868
Computer software	6,060	4,831
Furniture, fixtures and equipment	694	592
Leasehold improvements	667	691

	9,504	7,982
Less: Accumulated depreciation	(6,371)	(5,143)

	$3,133	$2,839

Depreciation expense, for the years ended December 31, 2012 and 2011, was $1.7 million and $1.3 million, respectively, and is calculated on the straight-line basis over three years.

4. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of December 31, 2012 and 2011 is related to the purchase of Pointmatch in January 2004, MingleMatch, Inc. in May 2005, and LDSSingles in May 2006. Jewish Networks, Christian Networks, and Other Networks are the reporting units with goodwill balances. Jewish Networks goodwill balance at December 31, 2012 and 2011 was $6.9 million and $6.8 million, respectively. Christian Networks goodwill balance at December 31, 2012 and 2011 was $1.7 million. Other Networks goodwill balance at December 31, 2012 and 2011 was $232,000. The following table shows the activity and balances related to goodwill from January 1, 2011 to December 31, 2012:

(in thousands)	Gross Goodwill		Accumulated Impairments	Net Goodwill
Balance at January 1, 2011	$22,890		$(13,734)	$9,156
Foreign currency translation adjustments	(473	)(1)	—	(473	)(1)

Balance at December 31, 2011	22,417		(13,734)	8,683
Foreign currency translation adjustments	178	(1)	—	178	(1)

Balance at December 31, 2012	$22,595		$(13,734)	$8,861

(1)	Foreign currency translation adjustments related to the Jewish Networks reporting unit.

In 2012, the Company performed its annual impairment analysis utilizing the qualitative assessment option. Qualitative factors were assessed to determine whether it was necessary to perform the two-step test (quantitative assessment). The analysis concluded that it is more-likely-than-not that the fair values of the Jewish Networks, Christian Networks and Other Networks exceeded their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted.

In 2011, the Company performed its annual impairment analysis utilizing a quantitative assessment. The fair value of the reporting units based on the market approach and income approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. The Company used a discount rate which reflects the risks and uncertainty related to each reporting unit. The analysis concluded that the estimated reporting units’ fair values exceeded their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted.

Other Intangibles

Finite-lived intangible assets consist of purchased technologies and are amortized over the expected periods of benefits (five years). Indefinite-lived intangible asset, consist of purchased domain names and are not amortized. Other intangible assets consist of the following:

	As of December 31, 2012		As of December 31, 2011
(in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technologies	$1,200	$(1,200)	$1,200	$(1,187)
Domain names	2,143	—	1,887	—

	$3,343	$(1,200)	$3,087	$(1,187)

Amortization expense for finite-lived intangible assets for the years ended December 31, 2012 and 2011 was $13,000 and $370,000, respectively. In 2011, the Company determined that certain domain names and computer software acquired from prior period acquisitions had no value based upon the expected future cash flows generated from the businesses associated with these assets, resulting in an impairment charge of approximately $1.1 million.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2012	2011
	(in thousands)
Advertising	$1,789	$1,452
Compensation	1,882	1,905
Other	1,668	689

Total	$5,339	$4,046

6. Income on Possession of Assets

In 2011, the Company became the record title owner of real property purchased in a sheriff’s sale to partially satisfy the Company’s outstanding judgment against Will Knedlik.

On June 15, 2012, the Company sold the real property. Based upon the net proceeds of the transaction, the Company realized a total gain of $398,000, with $247,000 of the gain being recognized in 2011 and $151,000 upon the sale of the real property in 2012.

7. Revolving Credit Facility

The Company and its wholly-owned subsidiary, Spark Networks USA, LLC have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014.

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

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of December 31, 2012.

As of December 31, 2012, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first four amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $105,000, respectively. Costs associated with both the original Credit Agreement and the first four amendments thereto were included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized to interest expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2012 and 2011 were $25,000 and $56,000, respectively.

8. Stockholders’ Equity

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

As of December 31, 2012, total unrecognized compensation cost related to non-vested stock options was $2.3 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Granted, weighted average fair value per share	$2.02	$1.02	$1.07
Exercised, weighted average intrinsic value per share	$2.89	$0.32	$0.46
Aggregate intrinsic value of options outstanding and exercisable (in thousands)	$12,614	$1,571	$371

Information relating to outstanding stock options is as follows (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Outstanding at December 31, 2010	3,364	$3.12
Granted	700	3.19
Exercised	(8)	2.96
Expired	(10)	3.30
Forfeited	(463)	2.99

Outstanding at December 31, 2011	3,583	3.14
Granted	665	7.36
Exercised	(350)	3.00
Expired	(12)	4.38
Forfeited	(57)	3.15

Outstanding at December 31, 2012	3,829	$3.88

Option Range Summary

As of December 31, 2012

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$3.18 - $10.00	1,507	7	$5.27	550	5	$3.88
$3.00	2,202	4	$3.00	2,071	4	$3.00
$2.18 - $2.99	120	3	$2.54	99	3	$2.57

	3,829	5	$3.88	2,720	5	$3.16

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1.0 million and is being recognized over the four year vesting term of the newly issued options. The incremental expenses recognized for the years ended December 31, 2012, 2011 and 2010 were $172,000, $172,000 and $339,000, respectively.

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

9. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2012, 2011 and 2010 were approximately $349,000, $338,000 and $333,000, respectively.

10. Segment Information

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments which were principally determined based on similarity of economic characteristics. During the first quarter of 2012, the Company’s management modified the internal reporting of its operating segments to: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which now consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market Web sites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments provide investors with greater transparency into the performance of the business. Prior period amounts presented in this Annual Report on Form 10-K have been reclassified to conform to the current period presentation.

	Years Ended December 31
(in thousands)	2012	2011	2010
Revenue
Jewish Networks	$26,034	$27,054	$27,440
Christian Networks	31,574	15,742	5,828
Other Networks	3,765	4,925	6,619
Offline and Other Businesses	370	772	964

Total Revenue	$61,743	$48,493	$40,851

Direct Marketing Expenses
Jewish Networks	$3,111	$3,389	$2,321
Christian Networks	41,400	19,356	4,953
Other Networks	977	2,467	2,921
Offline and Other Businesses	165	512	535

Total Direct Marketing Expenses	$45,653	$25,724	$10,730

Unallocated Operating Expense	25,270	23,913	23,913

Operating (Loss) Income	$(9,180)	$(1,144)	$6,208

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

The Company operates several international Web sites; however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenue represents sales generated outside the U.S. where the Company has its principal operations. Revenue and identifiable long-lived assets (excluding deferred tax assets, goodwill and intangibles) by geographical area are as follows:

	Years Ended December 31
(in thousands)	2012	2011	2010
Revenue
United States	$57,734	$44,358	$36,849
Israel	4,009	4,135	4,002

Total Revenue	$61,743	$48,493	$40,851

	As of December 31,
	2012	2011
Long-Lived Assets
United States	$3,144	$3,117
Israel	142	177

Total Long-Lived Assets	$3,286	$3,294

11. Commitments and Contingencies

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending (amounts in thousands)
2013	$773
2014	584
2015	240
2016	204
2017	122

Total	$1,923

Rental expense under non-cancelable operating leases with scheduled rent increases or free rent is accounted for on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense over the lease term.

The Company recognized rent expense under operating leases of $1.0 million, $1.0 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Commitments and Obligations

The Company has other non-cancelable commitments and obligations consisting of contracts with software licensing, communications and marketing service providers. These amounts totaled $355,000 for less than one year and $710,000 between one and three years. Contracts with other service providers are for terms less than one year.

Year Ending (amounts in thousands)
2013	$355
2014	355
2015	355

Total	$1,065

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The Court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. On September 4, 2012, Spark Networks filed its Answer to the Complaint. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014.

B.E. Technology, L.L.C. v. Spark Networks, Inc.

On September 22, 2012, B.E. Technology, L.L.C. commenced a lawsuit against Spark Networks, Inc. in the Western District of Tennessee, B.E. Technology, L.L.C. v. Spark Networks, Inc., Civil Action No. 2:12-cv-02832-cgc, for alleged infringement of U.S. Patent No. 6,628,314. The patent is entitled “Computer Interface Method And Apparatus With Targeted Advertising.” The Complaint alleges that “Spark Networks has infringed at least claim 11 of the ‘314 patent by using a method of providing demographically targeted advertising,” and seeks damages and an injunction. On December 31, 2012, Spark filed an Answer to the Complaint denying that the ‘314 patent was infringed by Spark and alleging, among other things, that the patent was invalid. On January 7, 2013, B.E. Technology served its Initial Infringement Contentions asserting that Spark had infringed claims 11, 12, 13, 15, 18, 19 and 20. The Company has made a motion to transfer the case to California.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles (Case No. BC493892) alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising Web sites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000.

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

12. Related Party Transactions

In December 2011, the Company entered into a three year operating lease with Latisys-Irvine, Inc., a colocation and data center operator to provide colocation, cages, connectivity and other related equipment and services. Great Hill Partners, an owner of more than 5% of the Company’s stock, has informed the Company that it has an ownership position in Latisys-Irvine, Inc. The Company paid $189,000 for services rendered by Latisys-Irvine, Inc. in 2012.

In January 2012, the Company entered into an agreement with Ultra Unlimited Corp., a software development firm, to develop and initially operate a Web site for the Company and to provide the Company with certain software. The Chief Executive Officer of Ultra Unlimited Corp. is the brother of Michael Kumin, a director of the Company. Michael Kumin and Jonathan Bulkeley, also a director of the Company, have informed the Company that they are individual investors in Ultra Unlimited Corp. The Company paid Ultra Unlimited Corp. $159,000 for services rendered in 2012.

13. Quarterly Results of Operations

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

	Three Months Ended
(in thousands, except per share amount)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Consolidated Statement of Operations Data:
Revenue	$16,271	$15,871	$15,046	$14,555	$12,861	$12,677	$11,995	$10,960
Cost of revenue	13,491	12,901	10,976	11,848	8,420	7,373	7,347	5,815
Sales and marketing	1,015	1,020	983	973	1,062	923	837	900
Customer service	647	652	622	613	539	531	449	461
Technical operations	296	362	355	350	281	336	336	414
Development	797	859	844	846	643	643	679	745
General and administrative	2,237	2,260	2,052	2,238	1,071	2,435	2,199	2,363
Depreciation	431	426	413	403	343	341	346	290
Amortization	—	—	—	13	89	90	93	98
Impairment of goodwill and other assets	—	—	—	—	1,100	45	—	—

Total cost and expenses	18,914	18,480	16,245	17,284	13,548	12,717	12,286	11,086

Loss from operations	(2,643)	(2,609)	(1,199)	(2,729)	(687)	(40)	(291)	(126)

Interest expense (income) and other, net	(188)	(36)	113	(127)	144	120	(45)	(57)
Loss before income taxes	(2,455)	(2,573)	(1,312)	(2,602)	(831)	(160)	(246)	(69)

Provision (benefit) for income taxes	8,083	(836)	(311)	(889)	277	78	(165)	115

Net loss	$(10,538)	$(1,737)	$(1,001)	$(1,713)	$(1,108)	$(238)	$(81)	$(184)

Net loss per share–basic and diluted	$(0.51)	$(0.08)	$(0.05)	$(0.08)	$(0.05)	$(0.01)	$(0.00)	$(0.01)
Shares used in computation of basic and diluted net loss per share	20,816	20,699	20,625	20,596	20,595	20,595	20,589	20,587

14. Subsequent Events (unaudited)

The Company evaluated subsequent events through the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

Subsequent to the balance sheet date, on February 1, 2013 the Company entered into a new office space lease for approximately 16,000 square feet of office space in Los Angeles, California. The current office space lease in Beverly Hills, California expires on July 31, 2013 and the Company will relocate the corporate, administrative, technology and development personnel, to the new office space prior to its expiration.