Form 10-Q
period 2013-03-31
SPARK NETWORKS INC
filed 2013-04-29
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller-Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 21,031,017 shares of common stock, par value $0.001 per share, outstanding as of April 29, 2013.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,972	$10,458
Restricted cash	1,327	1,232
Accounts receivable	1,372	1,510
Deferred tax asset, net – current	8	8
Prepaid expenses and other	1,282	861

Total current assets	11,961	14,069
Property and equipment, net	3,231	3,133
Goodwill	8,976	8,861
Intangible assets, net	2,147	2,143
Deferred tax asset, net – non-current	4	5
Other assets	895	153

Total assets	$27,214	$28,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,107	$1,093
Accrued liabilities	4,610	5,339
Deferred revenue	9,388	8,128
Deferred tax liability – current	257	257

Total current liabilities	15,362	14,817
Deferred tax liability – non-current	1,520	1,413
Other liabilities	1,352	588

Total liabilities	18,234	16,818
Commitments and contingencies (Note 8)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 20,997,489 and 20,945,364 shares of Common Stock issued and outstanding at March 31, 2013 and December 31, 2012, respectively:	21	21
Additional paid-in-capital	55,211	54,857
Accumulated other comprehensive income	732	712
Accumulated deficit	(46,984)	(44,044)

Total stockholders’ equity	8,980	11,546

Total liabilities and stockholders’ equity	$27,214	$28,364

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$17,263	$14,555
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,657	11,848
Sales and marketing	1,262	973
Customer service	703	613
Technical operations	332	350
Development	791	846
General and administrative	2,934	2,238
Depreciation	453	403
Amortization of intangible assets	0	13

Total cost and expenses	20,132	17,284

Operating loss	(2,869)	(2,729)
Interest income and other, net	(53)	(127)

Loss before income taxes	(2,816)	(2,602)
Provision (benefit) for income taxes	124	(889)

Net loss	$(2,940)	$(1,713)

Net loss per share—basic and diluted	$(0.14)	$(0.08)

Weighted average shares outstanding – basic and diluted	20,960	20,596
Comprehensive loss	$(2,920)	$(1,675)

	Three Months Ended March 31,
	2013	2012
Stock-based compensation:
Cost of revenue	$—	$2
Sales and marketing	34	20
Technical operations	1	30
Development	4	11
General and administrative	149	141

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,940)	$(1,713)
Adjustments to reconcile net loss to cash used in operating activities:
Deferred taxes	108	76
Depreciation and amortization	453	416
Stock-based compensation	188	204
Foreign exchange gain on intercompany loan	(79)	(125)
Changes in operating assets and liabilities:
Restricted cash	(95)	(137)
Accounts receivable	138	143
Prepaid expenses and other assets	(424)	51
Accounts payable and accrued liabilities	(783)	(1,875)
Deferred revenue	1,260	1,030
Other	9	7

Net cash used in operating activities	(2,165)	(1,923)

Cash flows from investing activities:
Purchases of property and equipment	(484)	(649)
Purchases of intangible assets	(3)	(23)

Net cash used in investing activities	(487)	(672)

Cash flows from financing activities:
Proceeds from issuance of common stock	166	6

Net cash provided by financing activities	166	6

Net decrease in cash	(2,486)	(2,589)
Cash and cash equivalents at beginning of period	10,458	15,106

Cash and cash equivalents at end of period	$7,972	$12,517

Supplemental disclosure of non-cash investing and financing activities:
Operating lease incentives	$751	$—

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

The Company is a leading global media business, focused on creating iconic niche-focused brands that build and strengthen the communities they serve. Core properties are primarily online dating websites accessible via desktop and mobile devices that enable adults to meet, participate in a community and form relationships with like-minded individuals by using many features on its websites, such as detailed profiles, onsite email centers, real-time chat rooms, instant messaging services, suggested matches, interactive games and advanced searching tools. Today, the Company’s largest and most recognizable websites are ChristianMingle.com and JDate.com. The Company also operates several international websites and maintains physical operations in both the United States and Israel.

Membership on the online dating websites is free and allows registered members to create their own detailed profiles and access searchable databases of member profiles. On the majority of the websites, the ability to initiate most communication with other members requires the payment of monthly subscription fees, which represents the primary source of revenue. The Company offers a variety of subscription plans with varying prices based upon subscription length and features. Subscriptions renew automatically until subscribers terminate them. The Company also receives incremental revenue from online advertising sales and offline events.

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the parent company and all of its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangible and other long-lived assets, accounting for business combinations, legal contingencies, income taxes and stock-based compensation. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of granted stock-based awards. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

The consolidated financial statements on this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2012.

2.	Adoption of New Accounting Principles

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The adoption of ASU 2013-02 concerns presentation and disclosure only, and did not have an impact on the Company’s consolidated financial position or results of operations.

3.	Net Loss Per Share

The Company calculates and presents the net loss per share on both a basic and diluted basis. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

	For the Three Months Ended March 31,
	2013	2012
	(in thousands except per share data)
Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(2,940)	$(1,713)
Weighted average shares outstanding-basic and diluted	20,960	20,596

Net Loss Per Share – Basic and Diluted	$(0.14)	$(0.08)

All stock options for both periods have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

4.	Revolving Credit Facility

As of March 31, 2013, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014.

The per annum interest rate under the Credit Agreement is LIBOR, or the Eurodollar Rate (as defined in the Credit Agreement) under certain circumstances, plus 2%. In the event the Company elects to borrow under a base rate loan, the interest rate is increased to the prime rate plus 1%. The Company pays a 0.25% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis.

On April 25, 2013, the parties executed a Fifth Amendment to the Credit Agreement (the “Amendment”). The Amendment, among other things, updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Credit Agreement also contains covenants regarding Jewish Networks minimum contribution and the Company’s ability to repurchase or redeem equity interests or issue dividends up to a specified amount, as well as other covenants, with exceptions, including restrictions on debt, liens and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the Company from obtaining further credit under the Credit Agreement.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of March 31, 2013.

As of March 31, 2013, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first five amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $111,000, respectively. Costs associated with both the original Credit Agreement and the first five amendments thereto were included in prepaid expenses and other, and other assets. The deferred financing costs are amortized to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three months ended March 31, 2013 and 2012 was $7,000 and $4,000, respectively.

5.	Stockholders’ Equity

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1.0 million and is being recognized over the four year vesting term of the newly issued options. The incremental expense recognized for each of the three month periods ended March 31, 2013 and 2012 was $0 and $43,000, respectively.

Employee Stock Option Plans

On July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) originally authorizing and reserving 2.5 million options with annual increases. In connection with the Company’s Scheme of Arrangement, the 2004 Share Option Plan was frozen; however, all outstanding options previously granted thereunder continue in full force and effect.

Awards under the 2007 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance stock or unit awards, other stock-based awards and cash-based incentive awards.

The Compensation Committee may grant an award to a participant. The terms and conditions of the award, including the quantity, price, vesting periods and other conditions on exercise may be determined by the Compensation Committee.

The exercise price for stock options may be determined by the Compensation Committee in its discretion, but may not be lower than the closing sale price of one share of the Company’s common stock on the NYSE MKT (or any other applicable exchange on which the stock is listed) on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company on the date of grant, the exercise price may not be less than 110% of the closing sale price of one share of common stock on the date the stock option is granted.

As of March 31, 2013, total unrecognized compensation cost related to non-vested stock options was $1.7 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Outstanding at December 31, 2012	3,829	$3.88
Granted	100	7.25
Exercised	(52)	3.19
Forfeited	(15)	7.28
Expired	(3)	3.00

Outstanding at March 31, 2013	3,859	$3.96

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

6.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013:

Foreign Currency Translation
(all balances are in thousands, net of $0 tax)
Balance at December 31, 2012	$712
Other comprehensive income before reclassifications	20
Amounts reclassified from accumulated other comprehensive income	—

Balance at March 31, 2013	$732

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013.

7.	Segment Information

The Company has four operating segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il and their respective co-branded websites; (2) Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market websites, as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions.

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue
Jewish Networks	$6,452	$6,580
Christian Networks	9,908	6,853
Other Networks	815	1,031
Offline & Other Businesses	88	91

Total revenue	$17,263	$14,555

Direct marketing expenses
Jewish Networks	751	801
Christian Networks	11,722	9,795
Other Networks	199	312
Offline & Other Businesses	26	30

Total direct marketing expenses	$12,698	$10,938

Unallocated operating expenses	7,434	6,346

Operating loss	$2,869	$2,729

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

8.	Commitments and Contingencies

Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of litigation and claims.

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. As of March 28, 2013, the e-mail publishers responsible for distributing the e-mails at issue in this litigation have agreed to furnish a complete defense to the Company, through independent counsel at their own expense, pursuant to contractual indemnification provisions.

The Company has additional existing legal claims and may encounter future legal claims in the normal course of business. In the Company’s opinion, the resolutions of the existing legal claims are not expected to have a material impact on its financial position or results of operations. The Company believes it has accrued appropriate amounts, where necessary, in connection with the above litigation.

Operating Leases

On February 1, 2013, the Company entered into a new lease for office space which expires on October 31, 2018. The Company plans to relocate to the new office space prior to the expiration of its current lease. Free rent, scheduled rent increases and rent credits are accounted for on a straight-line basis through the life of the lease. Lease incentives, including tenant improvements and parking credits, were capitalized and are amortized on a straight-line basis through the life of the lease. As of March 31, 2013, the remaining commitments under the current lease and the new lease are $130,000 and $2.6 million, respectively.

9.	Income Taxes

The Company did not recognize tax benefit for losses incurred in the first three months ended March 31, 2013, as the Company recorded a valuation allowance against deferred tax assets. The Company recorded a provision for income tax of $124,000 for the three months ended March 31, 2013 which consists of $83,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $19,000 of foreign and state current tax and $22,000 related to interest accrued on its unrecognized tax benefits.

10.	Related Party Transactions

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of related party transactions.

In January 2012, the Company entered into an agreement with Ultra Unlimited Corp., a software development firm, to develop and initially operate a website for the Company and to provide the Company with certain software. The Chief Executive Officer of Ultra Unlimited Corp. is the brother of Michael Kumin, a director of the Company. Michael Kumin and Jonathan Bulkeley, also a director of the Company, have informed the Company that they are individual investors in Ultra Unlimited Corp. In January 2013, the agreement was extended through December 31, 2014 solely for software services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands and our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of our 2012 Annual Report.

General

The common stock of Spark Networks, Inc. (the “Company”) is traded on the NYSE MKT. We are a leading global media business, focused on creating iconic niche-focused brands that build and strengthen the communities they serve. Our core properties are primarily online dating websites accessible via desktop and mobile devices that enable adults to meet, participate in a community and form relationships with like-minded individuals. We provide this opportunity through many features on our websites, such as detailed profiles, onsite email centers, real-time chat rooms, instant messaging services, suggested matches, interactive games and advanced searching tools.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangibles and other long-lived assets, accounting for business combinations, legal contingencies, income taxes and stock-based compensation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the three months ended March 31, 2013, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Key Metric - Average Paying Subscribers

We regularly review average paying subscribers as a key metric to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. Subscribers are defined as individuals from whom we collect a monthly fee for access to website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below. Offline and Other Businesses’ average paying subscribers have been excluded from the table due to the immaterial size of its average paying subscriber base.

	Three Months Ended March 31,
	2013	2012
Average Paying Subscribers
Jewish Networks	85,200	86,433
Christian Networks	186,896	124,158
Other Networks	23,435	30,115

Total Average Paying Subscribers	295,531	240,706

Average paying subscribers for the Jewish Networks segment decreased 1% to 85,200 for the three months ended March 31, 2013 compared to 86,433 in the same period last year. Average paying subscribers for the Christian Networks segment increased 51% to 186,896 for the three months ended March 31, 2013 compared to 124,158 in the same period last year. Average paying subscribers for the Other Networks segment decreased 22% to 23,435 for the three months ended March 31, 2013 compared to 30,115 in the same period last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	79.1	81.4
Sales and marketing	7.3	6.7
Customer service	4.1	4.2
Technical operations	1.9	2.4
Development	4.6	5.8
General and administrative	17.0	15.4
Depreciation	2.6	2.8
Amortization of intangible assets	0	0.1

Total cost and expenses	116.6	118.8

Operating loss	(16.6)	(18.8)
Interest income and other, net	(0.3)	(0.9)

Loss before income taxes	(16.3)	(17.9)
Provision (benefit) for income taxes	0.7	(6.1)

Net loss	(17.0)%	(11.8)%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4.1% and 4.4% of our revenue for the three months ended March 31, 2013 and 2012, respectively, is generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 19% to $17.3 million in the first quarter of 2013 compared to $14.6 million in the first quarter of 2012. The increase can be attributed to higher subscription revenue in our Christian Networks segment. Christian Networks revenue increased 45% to $9.9 million in the first quarter of 2013 compared to $6.9 million in the first quarter of 2012. The increase in revenue reflects a 20% increase in direct marketing investments and a growing number of winback and renewal subscribers. Revenue for the Jewish Networks segment decreased 2% to $6.5 million in the first quarter of 2013 compared to $6.6 million in the first quarter of 2012. The decrease in revenue is driven by lower average paying subscribers, reflecting a lower average paying subscriber count at the beginning of the first quarter of 2013 versus the first quarter of 2012. Revenue for our Other Networks segment decreased 21% to $815,000 in the first quarter of 2013 compared to $1.0 million in the first quarter of 2012. The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments. Revenue for the Offline & Other Businesses segment decreased 3% to $88,000 in the first quarter of 2013 compared to $91,000 in the first quarter of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the first quarter of 2013 were $20.1 million, an increase of 16% compared to $17.3 million for the first quarter of 2012. The increase is primarily attributable to a $1.8 million increase in cost of revenue, a $289,000 increase in sales and marketing and a $696,000 increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 15% to $13.7 million for the three months ended March 31, 2013, compared to $11.8 million for the same period in 2012. This increase can be primarily attributed to higher Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment increased 20% to $11.7 million for the first quarter of 2013, compared to $9.8 million in the first quarter of 2012. The higher direct marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for ChristianMingle through a combination of online and offline marketing channels.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 30% to $1.3 million in the first quarter of 2013 compared to $973,000 in the first quarter of 2012. The increase can be primarily attributed to growth in compensation expenses, placement fees, consulting fees and public relations fees. Compensation expense and placement fees increased by approximately $200,000 as we continue to expand our Product, Customer Acquisition and Community Management teams.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 15% to $703,000 in the first quarter of 2013 compared to $613,000 in the first quarter of 2012. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 5% to $332,000 in the first quarter of 2013 compared to $350,000 in 2012. The decrease is primarily due to lower salary expenses.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses decreased 7% to $791,000 in the first quarter of 2013 compared to $846,000 in 2012. The decreased costs reflect lower consulting expenses.

General and administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses increased 31% to $2.9 million in the first quarter of 2013 compared to $2.2 million in 2012 reflecting higher legal and accounting expenses. Legal fees increased by approximately $479,000 primarily due to costs associated with the defense of several litigation matters as well as costs associated with our SEC filings, including our proxy statement, which we filed earlier this year than we did last. We do not anticipate similar increases in legal fees for the remainder of the year. Additionally, our accounting fees increased by approximately $73,000, reflecting the costs associated with some tax planning projects. We believe any increases in accounting fees will be much more muted for the remainder of the year, as the majority of the work required to be performed for those specific projects occurred in the first quarter of 2013.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense increased 12% to $453,000 in the first quarter of 2013 compared to $403,000 million in 2012. Higher capitalized software accounted for the increase in depreciation expenses.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. The Company recorded nil for amortization expenses in the first quarter of 2013, compared to $13,000 in the first quarter of 2012. The decrease reflects the full amortization of all definite lived intangibles assets.

Interest income and other, net. Interest income and other, net consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility. Interest income and other, net decreased 58% to $53,000 in the first quarter of 2013 compared to $127,000 in 2012. The change is primarily due to the non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision (benefit) for income taxes. We did not recognize a tax benefit for losses incurred in the first quarter of 2013, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $124,000 for the first quarter of 2013 which consists of $83,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $19,000 of foreign and state current tax and $22,000 related to interest accrued on unrecognized tax benefits.

Net loss. Net loss for the first quarter of 2013 was $2.9 million compared to a net loss of $1.7 million in 2012. The increase in net loss generated in the first quarter of 2013 was primarily due to increases in our Christian Networks direct marketing investments and higher general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $8.0 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $2.2 million for the three months ended March 31, 2013 compared to $1.9 million for the same period in 2012. An increase in direct marketing investments accounted for the increase in net cash used by operations.

Net cash used in investing activities was $487,000 in the first quarter of 2013 compared to $672,000 in 2012. In the first quarter of 2013, the decrease relates to a lower amount of computer hardware purchased in the first quarter of 2013.

Net cash provided by financing activities was $166,000 for the first quarter of 2013 compared to $6,000 for the first quarter of 2012. In the first quarter of 2013, the Company received cash proceeds from the exercise of certain options.

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

(a) Evaluation of disclosure controls and procedures

As of March 31, 2013, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. As of March 28, 2013, the e-mail publishers responsible for distributing the e-mails at issue in this litigation have agreed to furnish a complete defense to the Company, through independent counsel at their own expense, pursuant to contractual indemnification provisions.

Also, refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a further description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On April 25, 2013, the parties executed a Fifth Amendment to the Credit Agreement (the “Amendment”). The Amendment, among other things, updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Credit Agreement also contains covenants regarding Jewish Networks minimum contribution and the Company’s ability to repurchase or redeem equity interests or issue dividends up to a specified amount, as well as other covenants, with exceptions, including restrictions on debt, liens and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the Company from obtaining further credit under the Credit Agreement.

On February 1, 2013, the Company entered into a lease agreement with the Irvine Company LLC for approximately 16,000 square feet of office space in Los Angeles, California, which expires on October 31, 2018. The monthly basic rent ranges from approximately $43,117 to $51,427 with six months of rent abatement, as well as scheduled rent increases and rent credits. The Company plans to relocate to the new office space prior to the expiration of its current lease.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit No.	Description

10.1	Fifth Amendment to Credit Agreement dated as of April 25, 2013 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK NETWORKS, INC.

by:	/s/ Brett A. Zane
Brett A. Zane
Chief Financial Officer
(Principal financial officer and duly authorized signatory)

Date: April 29, 2013