Form 10-Q
period 2013-06-30
SPARK NETWORKS INC
filed 2013-08-08
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32750

SPARK NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8901733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11150 Santa Monica Boulevard, Suite 600 Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

(310) 893-0550

(Registrant’s telephone number, including area code)

8383 Wilshire Boulevard, Suite 800, Beverly Hills, CA 90211

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

The registrant had 23,755,253 shares of common stock, par value $0.001 per share, outstanding as of August 8, 2013.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,407	$10,458
Restricted cash	1,363	1,232
Accounts receivable	1,330	1,510
Deferred tax asset, net – current	10	8
Prepaid expenses and other	1,455	861

Total current assets	22,565	14,069
Property and equipment, net	3,623	3,133
Goodwill	9,029	8,861
Intangible assets, net	2,147	2,143
Deferred tax asset, net – non-current	4	5
Other assets	328	153

Total assets	$37,696	$28,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,263	$1,093
Accrued liabilities	4,512	5,339
Deferred revenue	9,024	8,128
Deferred tax liability – current	257	257

Total current liabilities	15,056	14,817
Deferred tax liability – non-current	1,582	1,413
Other liabilities	1,438	588

Total liabilities	18,076	16,818
Commitments and contingencies (Note 9)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 23,574,416 and 20,945,364 shares of Common Stock issued and outstanding at June 30, 2013 and December 31, 2012, respectively:	24	21
Additional paid-in-capital	69,122	54,857
Accumulated other comprehensive income	734	712
Accumulated deficit	(50,260)	(44,044)

Total stockholders’ equity	19,620	11,546

Total liabilities and stockholders’ equity	$37,696	$28,364

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$17,581	$15,046	$34,844	$29,601

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	14,770	10,976	28,427	22,824
Sales and marketing	1,287	983	2,549	1,956
Customer service	688	622	1,391	1,235
Technical operations	267	355	599	705
Development	793	844	1,584	1,690
General and administrative	2,274	2,052	5,208	4,290
Depreciation	472	413	925	816
Amortization of intangible assets	—	—	—	13
Impairment of long-lived assets	265	—	265	—

Total cost and expenses	20,816	16,245	40,948	33,529
Operating loss	(3,235)	(1,199)	(6,104)	(3,928)
Interest (income) expense and other, net	(43)	113	(96)	(14)

Loss before income taxes	(3,192)	(1,312)	(6,008)	(3,914)
Provision (benefit) for income taxes	84	(311)	208	(1,200)

Net loss	$(3,276)	$(1,001)	$(6,216)	$(2,714)

Net loss per share—basic and diluted	$(0.15)	$(0.05)	$(0.29)	$(0.13)

Weighted average shares outstanding – basic and diluted	22,485	20,625	21,745	20,611
Comprehensive loss	$(3,274)	$(1,048)	$(6,194)	$(2,723)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation:
Cost of revenue	$—	$2	$—	$4
Sales and marketing	37	18	71	38
Customer Service	—	1	—	1
Technical operations	1	30	2	60
Development	3	10	7	21
General and administrative	153	138	302	279

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,216)	$(2,714)
Adjustments to reconcile net loss to cash used in operating activities:
Deferred taxes	168	(1,268)
Depreciation and amortization	925	829
Impairment of long-lived assets	265	—
Stock-based compensation	382	403
Foreign exchange (gain) loss on intercompany loan	(116)	119
Income received from legal judgment	—	(151)
Changes in operating assets and liabilities:
Restricted cash	(131)	(170)
Accounts receivable	180	31
Prepaid expenses and other assets	(443)	290
Accounts payable and accrued liabilities	(791)	(423)
Deferred revenue	896	1,105
Other	90	15

Net cash used in operating activities	(4,791)	(1,934)

Cash flows from investing activities:
Purchases of property and equipment	(1,176)	(1,201)
Purchases of intangible assets	(3)	(26)
Sale of property and other assets	—	520

Net cash used in investing activities	(1,179)	(707)

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,661	240
Net proceeds from issuance of common stock	12,258	—

Net cash provided by financing activities	13,919	240

Net increase (decrease) in cash	7,949	(2,401)
Cash and cash equivalents at beginning of period	10,458	15,106

Cash and cash equivalents at end of period	$18,407	$12,705

Supplemental disclosure of non-cash investing and activities:
Operating lease incentives	$751	$—

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

The common stock of Spark Networks, Inc., a Delaware corporation (the “Company”), is traded on the NYSE MKT.

The Company is a leading global media business, focused on creating iconic niche-focused brands that build and strengthen the communities they serve. Core properties are primarily online dating websites accessible via desktop and mobile devices that enable adults to meet, participate in a community and form relationships with like-minded individuals by utilizing many features on its websites, such as detailed profiles, onsite email centers, real-time chat rooms, instant messaging services, suggested matches, interactive games and advanced searching tools. Today, the Company’s largest and most recognizable websites are ChristianMingle.com and JDate.com. The Company also operates several international websites and maintains physical operations in both the United States and Israel.

Membership on the online dating websites is free and allows registered members to create their own detailed profiles and access searchable databases of member profiles. On the majority of the websites, the ability to initiate most communication with other members requires the payment of monthly subscription fees, which represents the primary source of revenue. The Company offers a variety of subscription plans based upon subscription length and features. Subscriptions renew automatically until subscribers terminate them. The Company also receives incremental revenue from online advertising sales and offline events.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands except per share data)
Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(3,276)	$(1,001)	$(6,216)	$(2,714)
Weighted average shares outstanding - basic and diluted	22,485	20,625	21,745	20,611

Net Loss Per Share – Basic and Diluted	$(0.15)	$(0.05)	$(0.29)	$(0.13)

All stock options for both periods have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

4.	Revolving Credit Facility

As of June 30, 2013, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014.

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

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of June 30, 2013.

As of June 30, 2013, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first five amendments thereto, the Company paid deferred financing costs of approximately

$446,000 and $111,000, respectively. Costs associated with both the original Credit Agreement and the first five amendments thereto were included in prepaid expenses and other, and other assets. The deferred financing costs are amortized to interest (income) expense and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2013 were $9,000 and $17,000, respectively. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2012 were $6,000 and $10,000, respectively.

5.	Stockholders’ Equity

On May 7, 2013, the Company issued 2,140,000 shares of its common stock at $6.25 per share in an underwritten public offering. The proceeds to the Company, net of $1.1 million of underwriting fees and offering expenses, were $12.3 million.

6.	Stock-Based Compensation

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1.0 million and was being recognized over the four year vesting term of the newly issued options. The incremental expense recognized for the three and six months ended June 30, 2012 was $43,000 and $86,000, respectively. The incremental expense was fully amortized as of December 31, 2012.

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

As of June 30, 2013, total unrecognized compensation cost related to non-vested stock options was $1.6 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the three months ended March 31, 2013, and June 30, 2013:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Outstanding at December 31, 2012	3,829	$3.88
Granted	100	7.25
Exercised	(52)	3.19
Forfeited	(15)	7.28
Expired	(3)	3.00

Outstanding at March 31, 2013	3,859	$3.96
Granted	42	7.90
Exercised	(437)	3.34
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2013	3,464	$4.09

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

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013 and June 30, 2013.

Foreign Currency Translation
(all balances are in thousands, net of $0 tax)
Balance at December 31, 2012	$712
Other comprehensive income before reclassifications	20
Amounts reclassified from accumulated other comprehensive income	—

Balance at March 31, 2013	$732
Other comprehensive income before reclassifications	2
Amounts reclassified from accumulated other comprehensive income	—

Balance at June 30, 2013	$734

There were no reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013.

8.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue
Jewish Networks	$6,460	$6,452	$12,912	$13,032
Christian Networks	10,260	7,505	20,168	14,358
Other Networks	775	995	1,590	2,027
Offline & Other Businesses	86	94	174	184

Total revenue	$17,581	$15,046	$34,844	$29,601

Direct marketing expenses
Jewish Networks	776	647	1,527	1,448
Christian Networks	12,866	9,205	24,588	19,000
Other Networks	152	251	351	563
Offline & Other Businesses	31	37	57	67

Total direct marketing expenses	$13,825	$10,140	$26,523	$21,078

Unallocated operating expenses	6,991	6,105	14,425	12,451

Operating loss	$(3,235)	$(1,199)	$(6,104)	$(3,928)

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

9.	Commitments and Contingencies

Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and 2013 10-Q filings for a description of litigation and claims.

B.E. Technology, L.L.C. v. Spark Networks, Inc.

As previously reported on our Form 10-K for the year ended December 31, 2012, on September 22, 2012, B.E. Technology, L.L.C. commenced a lawsuit against Spark Networks, Inc. in the Western District of Tennessee, B.E. Technology, L.L.C. v. Spark Networks, Inc., for alleged infringement of U.S. Patent No. 6,628,314. The patent is entitled “Computer Interface Method And Apparatus With Targeted Advertising.” The Complaint alleged that “Spark Networks has infringed at least claim 11 of the ‘314 patent by using a method of providing demographically targeted advertising,” and seeks damages and an injunction. On December 31, 2012, Spark filed an Answer to the Complaint denying that the ‘314 patent was infringed by Spark and alleging, among other things, that the patent was invalid. On January 7, 2013, B.E. Technology served its Initial Infringement Contentions asserting that Spark had infringed claims 11, 12, 13, 15, 18, 19 and 20. The parties entered into a confidential settlement agreement and the case was dismissed with prejudice on July 19, 2013.

Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC

On July 19, 2013, Aaron Werner (“Plaintiff”), on behalf of himself and all other similarly situated individuals, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging a single claim seeking an injunction and statutory, general and compensatory, treble and punitive damages as well as attorneys’ fees and costs and pre-judgment interest based on the allegation that Spark Networks’ ChristianMingle website violates California’s Unruh Civil Rights Act by allegedly discriminating based on sexual orientation.

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

Operating Leases

On February 1, 2013, the Company entered into an office lease at a new location, which expires on October 31, 2018. The Company has relocated to the new office space. Free rent, scheduled rent increases and rent credits are accounted for on a straight-line basis through the life of the lease. Lease incentives, including tenant improvements and parking credits, were capitalized and are amortized on a straight-line basis through the life of the lease. As of June 30, 2013, the remaining commitments under the lease expiring on July 31, 2013 and October 31, 2018 were $43,000 and $2.6 million, respectively.

10.	Income Taxes

The Company did not recognize tax benefit for losses incurred in the six months ended June 30, 2013, as the Company recorded a valuation allowance against deferred tax assets. The Company recorded a provision for income tax of $208,000 for the six months ended June 30, 2013 which consists of $131,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $32,000 of foreign and state current tax and $45,000 related to interest accrued on its unrecognized tax benefits.

11.	Related Party Transactions

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 for a description of related parties transactions.

12.	Impairment of Long-lived Assets

In the second quarter of 2013, the Company impaired $265,000, the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards.

13.	Subsequent Events

The Company evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.

On July 1, 2013, the Company acquired certain digital media assets of a company, which comprises a business, for total consideration of $410,000. $348,500 was paid upon closing, with the remaining amount scheduled for payment after a year from the closing date, subject to certain terms and conditions. The acquired assets will expand the Company’s product offerings.

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

There were no significant changes to our critical accounting policies during the six months ended June 30, 2013, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average Paying Subscribers
Jewish Networks	84,487	84,348	84,843	85,391
Christian Networks	196,598	137,768	191,747	130,963
Other Networks	21,183	28,818	22,309	29,466

Total Average Paying Subscribers	302,268	250,934	298,899	245,820

Average paying subscribers for the Jewish Networks segment increased 0.2% to 84,487 for the three months ended June 30, 2013 compared to 84,348 in the same period last year and decreased 0.6% to 84,843 for the six months ended June 30, 2013 compared to 85,391 in the same period last year. Average paying subscribers for the Christian Networks segment increased 42.7% and 46.4% to 196,598 and 191,747 for the three and six months ended June 30, 2013 compared to 137,768 and 130,963 for the same periods last year, respectively. Average paying subscribers for the Other Networks segment decreased 26.5% and 24.3% to 21,183 and 22,309 for the three and six months ended June 30, 2013 compared to 28,818 and 29,466 for the same periods last year, respectively.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	84.0	72.9	81.6	77.1
Sales and marketing	7.3	6.6	7.3	6.6
Customer service	3.9	4.1	4.0	4.2
Technical operations	1.5	2.4	1.7	2.4
Development	4.5	5.6	4.5	5.7
General and administrative	12.9	13.6	14.9	14.5
Depreciation	2.7	2.8	2.7	2.8
Amortization of intangible assets	0.0	0.0	0.0	0.0
Impairment of long-lived assets	1.5	0.0	0.8	0.0

Total cost and expenses	118.3	108.0	117.5	113.3

Operating loss	(18.3)	(8.0)	(17.5)	(13.3)
Interest (income) expense and other, net	(0.2)	0.8	(0.3)	0.0

Loss before income taxes	(18.1)	(8.8)	(17.2)	(13.3)
Provision (benefit) for income taxes	0.5	(2.1)	0.6	(4.1)

Net loss	(18.6%)	(6.7%)	(17.8%)	(9.2%)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4.1% and 5.4% of our revenue for the three months ended June, 2013 and 2012, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 17% to $17.6 million in the second quarter of 2013 compared to $15.0 million in the second quarter of 2012. The increase can be attributed to higher subscription revenue in our Christian Networks segment. Christian Networks revenue increased 37% to $10.3 million in the second quarter of 2013 compared to $7.5 million in the second quarter of 2012. The increase in revenue reflects a 40% increase in direct marketing investments and a growing number of winback and renewal subscribers. Revenue for the Jewish Networks segment remained flat at $6.5 million in the second quarter of 2013 and 2012. Revenue for our Other Networks segment decreased 22% to $775,000 in the second quarter of 2013 compared to $995,000 in the second quarter of 2012. The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments. Revenue for the Offline & Other Businesses segment decreased 9% to $86,000 in the second quarter of 2013 compared to $94,000 in the second quarter of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the second quarter of 2013 were $20.8 million, an increase of 28% compared to $16.2 million for the second quarter of 2012. The increase is primarily attributable to a $3.8 million increase in cost of revenue, a $304,000 increase in sales and marketing and a $222,000 increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 35% to $14.8 million for the three months ended June 30, 2013, compared to $11.0 million for the same period in 2012. This increase can be primarily attributed to higher Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment increased 40% to $12.9 million for the second quarter of 2013, compared to $9.2 million in the second quarter of 2012. The higher direct marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for ChristianMingle through a combination of online and offline marketing channels.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 31% to $1.3 million in the second quarter of 2013 compared to $983,000 in the second quarter of 2012. The increase can be primarily attributed to growth in compensation expenses and consulting fees. Compensation expense increased by approximately $187,000 as we continued to expand our product, customer acquisition, and Christian media business teams. Consulting fees increased by approximately $108,000, reflecting efforts to build out our Christian Networks segment and select market research projects.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 11% to $688,000 in the second quarter of 2013 compared to $622,000 in the second quarter of 2012. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 25% to $267,000 in the second quarter of 2013 compared to $355,000 in 2012. The decrease is primarily due to lower compensation expense, reflecting a lower headcount.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses decreased 6% to $793,000 in the second quarter of 2013 compared to $844,000 in 2012. The decreased costs reflect lower consulting expenses associated with developing our Christian Networks segment.

General and administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses increased 11% to $2.3 million in the second quarter of 2013 compared to $2.1 million in 2012. The increase can be primarily attributed to higher compensation and rent expense. Compensation expense increased by $74,000, reflecting two new hires filling vacant positions and one incremental new hire. Rent increased by approximately $76,000 reflecting the straight-line costs associated with our corporate leases scheduled to expire in July 2013 and October 2018.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense increased 14% to $472,000 in the second quarter of 2013 compared to $413,000 in the second quarter of 2012. Higher capitalized software accounted for the increase in depreciation expenses.

Impairment of long-lived assets. Impairment of long-lived assets represents the write-down of investments in businesses and computer software. Impairment of long-lived assets was $265,000 in the second quarter of 2013, reflecting the write-off of certain underperforming software.

Interest (income) expense and other, net. Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility. Interest (income) expense and other, net was $43,000 of income in the second quarter of 2013 compared to $113,000 of expense in the second quarter of 2012. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision (benefit) for income taxes. We did not recognize a tax benefit for losses incurred in the second quarter of 2013, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $84,000 for the second quarter of 2013 which consists of $48,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $14,000 of foreign and state current tax and $22,000 related to interest accrued on unrecognized tax benefits.

Net loss. Net loss for the second quarter of 2013 was $3.3 million compared to a net loss of $1.0 million in the second quarter of 2012. The increase in net loss generated in the second quarter of 2013 was primarily due to increases in our Christian Networks direct marketing investments.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4.1% and 4.9% of our revenue for the six months ended June 30, 2013 and 2012, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 18% to $34.8 million in the first six months of 2013 compared to $29.6 million in the same period of 2012. The increase can be attributed to higher subscription revenue in our Christian Networks segment. Christian Networks revenue increased 40% to $20.2 million in the six months ended June 30, 2013 compared to $14.4 million in the same period in 2012. The increase in revenue reflects a 29% increase in direct marketing investments and a growing number of winback and renewal subscribers. Revenue for the Jewish Networks segment decreased 1% to $12.9 million in the first six months of 2013 compared to $13.0 million for the same period in 2012. Revenue for the Other Networks segment decreased 22% to $1.6 million in the first six months of 2013 compared to $2.0 million for the same period in 2012. The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments. Revenue for the Offline & Other Businesses segment decreased 6% to $174,000 in the first six months of 2013 compared to $185,000 in the same period of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses for the first six months of 2013 were $40.9 million, an increase of 22% compared to $33.5 million for the same period of 2012. The increase is primarily attributable to a $5.6 million increase in cost of revenue, a $593,000 increase in sales and marketing and a $918,000 increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 24.5% to $28.4 million in the first six months of 2013 compared to $22.8 million for the same period of 2012. This increase can be primarily attributed to higher Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment increased 29% to $24.6 million for the first six months of 2013, compared to $19.0 million in the same period of 2012. The higher direct marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for ChristianMingle through a combination of online and offline marketing channels.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 30% to $2.5 million in the first six months of 2013 compared to $2.0 million in the same period of 2012. The increase can be primarily attributed to growth in compensation expenses and consulting fees. Compensation expense increased by approximately $336,000 as we continued to expand our product, customer acquisition, and Christian media business teams. Consulting fees increased by approximately $197,000, reflecting efforts to build out our Christian media business and select market research projects.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 13% to $1.4 million in the first six months of 2013 compared to $1.2 million in the same period of 2012. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 15% to $599,000 in the first six months of 2013 compared to $705,000 in the same period of 2012. The decrease is primarily due to lower compensation expense, reflecting lower headcount.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses decreased 6% to $1.6 million in the first six months of 2013 compared to $1.7 million in the same period of 2012. The decreased costs reflect lower consulting expenses associated with our Christian Networks segment.

General and administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses increased 21% to $5.2 million in the first six months of 2013 compared to $4.3 million in the same period of 2012 reflecting higher compensation, rent, legal and accounting expenses. Compensation expense increased by $113,000, reflecting two new hires filling vacant positions and one incremental new hire. Rent increased by approximately $70,000 reflecting the straight-line costs associated with our corporate leases scheduled to expire in July 2013 and October 2018. Legal fees increased by approximately $494,000 primarily due to costs associated with the defense of several litigation matters. We do not anticipate similar increases in legal fees for the remainder of the year. Additionally, our accounting fees increased by approximately $85,000, reflecting the costs associated with some tax planning projects. We believe any increases in accounting fees will be much more muted for the remainder of the year, as the majority of the work required to be performed for those specific projects occurred in the first quarter of 2013.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses increased 13% to $925,000 in the first six months of 2013 compared to $816,000 in the same period of 2012. Higher capitalized software accounted for the increase in depreciation expenses.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. The Company recorded nil for amortization expenses in the first six months of 2013, compared to $13,000 in the same period of 2012.

Impairment of long-lived assets. Impairment of long-lived assets represents the write-down of investments in businesses and computer software. Impairment of long-lived assets was $265,000 in the first six months of 2013 compared to nil for the same period in 2012. The expense in 2013 reflects the write-off of certain underperforming software.

Interest (income) expense and other, net. Interest (income) expense and other, net consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility. Interest (income) expense and other, was income of $96,000 in the first six months of 2013 compared to income of $14,000 in the same period of 2012. The change is primarily due to the non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision (benefit) for income taxes. We did not recognize a tax benefit for losses incurred in the second quarter of 2013, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $208,000 for the second quarter of 2013 which consists of $131,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $32,000 of foreign and state current tax and $45,000 related to interest accrued on unrecognized tax benefits.

Net loss. Net loss for the first six months of 2013 was $6.2 million compared to a net loss of $2.7 million in the same period of 2012. The increase in net loss generated in the first six months of 2013 was primarily due to increases in our Christian Networks direct marketing investments and higher general and administrative expenses.

Liquidity and Capital Resources

In May 2013, we conducted a public offering raising approximately $12.3 million in net proceeds from the sale of 2,140,000 shares of common stock, after payment of our estimated expenses related to the offering and underwriting discounts and commissions. We currently intend to use the net proceeds for general corporate purposes, which may include working capital, sales and marketing activities and general and administrative matters. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, or other intellectual property.

As of June 30, 2013, we had cash and cash equivalents of $18.4 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $4.8 million for the first six months of 2013 compared to $1.9 million for the same period in 2012. An increase in direct marketing investments accounted for the increase in net cash used by operations.

Net cash used in investing activities was $1.2 million for the first six months of 2013 compared to $707,000 for the same period in 2012. Capital expenditures for the first six months of 2013 and 2012 were $1.2 million, representing the purchase of computer hardware and capitalized software. In 2012, the Company received $520,000 in connection with the sale of certain real property received in 2011 as a result of a legal judgment in favor of the Company.

Net cash provided by financing activities was $13.9 million for the first six months of 2013 compared to $240,000 for the same period in 2012. Cash provided by financing activities in 2013 was primarily related to the net proceeds received from the issuance of stock in a public offering of $12.3 million and the exercise of stock options of $1.6 million compared to proceeds received from the exercise of stock options of $240,000 for the same period in 2012.

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

Not applicable for a small reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2013, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in
Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

B.E. Technology, L.L.C. v. Spark Networks, Inc.

As reported on our Form 10-K for the year ended December 31, 2012, on September 22, 2012, B.E. Technology, L.L.C. commenced a lawsuit against Spark Networks, Inc. in the Western District of Tennessee, B.E. Technology, L.L.C. v. Spark Networks, Inc., for alleged infringement of U.S. Patent No. 6,628,314. The patent is entitled “Computer Interface Method And Apparatus With Targeted Advertising.” The Complaint alleged that “Spark Networks has infringed at least claim 11 of the ‘314 patent by using a method of providing demographically targeted advertising,” and seeks damages and an injunction. On December 31, 2012, Spark filed an Answer to the Complaint denying that the ‘314 patent was infringed by Spark and alleging, among other things, that the patent was invalid. On January 7, 2013, B.E. Technology served its Initial Infringement Contentions asserting that Spark had infringed claims 11, 12, 13, 15, 18, 19 and 20. The parties entered into a confidential settlement agreement and the case was dismissed with prejudice on July 19, 2013.

Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC

On July 19, 2013, Aaron Werner (“Plaintiff”), on behalf of himself and all other similarly situated individuals, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging a single claim seeking an injunction and statutory, general and compensatory, treble and punitive damages as well as attorneys’ fees and costs and pre-judgment interest based on the allegation that Spark Networks’ ChristianMingle website violates California’s Unruh Civil Rights Act by allegedly discriminating based on sexual orientation.

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

As reported on our Form 10-Q for the period ended March 31, 2013, on April 25, 2013, the parties executed a Fifth Amendment to the Credit Agreement (the “Amendment”). The Amendment, among other things, updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Credit Agreement also contains covenants regarding Jewish Networks minimum contribution and the Company’s ability to repurchase or redeem equity interests or issue dividends up to a specified amount, as well as other covenants, with exceptions, including restrictions on debt, liens and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the Company from obtaining further credit under the Credit Agreement.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” of Form 8-K.

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

Date: August 8, 2013