Form 10-Q
period 2013-09-30
SPARK NETWORKS INC
filed 2013-11-13
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The registrant had 23,920,803 shares of common stock, par value $0.001 per share, outstanding as of November 13, 2013.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,243	$10,458
Restricted cash	1,320	1,232
Accounts receivable	1,494	1,510
Deferred tax asset, net – current	—	8
Prepaid expenses and other	1,869	861
Total current assets	21,926	14,069
Property and equipment, net	3,969	3,133
Goodwill	9,178	8,861
Intangible assets, net	2,275	2,143
Deferred tax asset, net – non-current	—	5
Other assets	207	153
Total assets	$37,555	$28,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,343	$1,093
Accrued liabilities	5,173	5,339
Deferred revenue	9,271	8,128
Deferred tax liability – current	239	257
Total current liabilities	16,026	14,817
Deferred tax liability – non-current	1,782	1,413
Other liabilities	1,649	588
Total liabilities	19,457	16,818
Commitments and contingencies (Note 9)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 23,881,741 and 20,945,364 shares of Common Stock issued and outstanding at September 30, 2013 and December 31, 2012, respectively:	24	21
Additional paid-in-capital	70,192	54,857
Accumulated other comprehensive income	757	712
Accumulated deficit	(52,875)	(44,044)
Total stockholders’ equity	18,098	11,546
Total liabilities and stockholders’ equity	$37,555	$28,364

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$17,361	$15,871	$52,205	$45,472
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,620	12,901	42,046	35,725
Sales and marketing	1,423	1,020	3,972	2,976
Customer service	746	652	2,136	1,887
Technical operations	288	362	887	1,067
Development	746	859	2,331	2,549
General and administrative	2,496	2,260	7,704	6,550
Depreciation	529	426	1,454	1,242
Amortization of intangible assets	10	—	10	13
Impairment of long-lived assets	—	—	265	—
Total cost and expenses	$19,858	$18,480	$60,805	$52,009
Operating loss	(2,497)	(2,609)	(8,600)	(6,537)
Interest (income) expense and other, net	(77)	(36)	(172)	(50)
Loss before income taxes	(2,420)	(2,573)	(8,428)	(6,487)
Provision (benefit) for income taxes	195	(836)	403	(2,036)
Net loss	$(2,615)	$(1,737)	$(8,831)	$(4,451)
Net loss per share—basic and diluted	$(0.11)	$(0.08)	$(0.39)	$(0.22)
Weighted average shares outstanding – basic and diluted	23,753	20,699	22,410	20,683
Comprehensive loss	$(2,592)	$(1,731)	$(8,786)	$(4,454)

Stock-based compensation:	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$—	$2	$—	$6
Sales and marketing	36	17	107	55
Customer Service	—	—	—	1
Technical operations	2	29	4	89
Development	3	10	10	31
General and administrative	153	138	455	417

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,831)	$(4,451)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,464	1,255
Foreign exchange loss on intercompany loan	(215)	77
Impairment of long-lived assets and other assets	265	—
Stock-based compensation	576	599
Income from asset received from legal judgment	—	(151)
Deferred taxes	364	(1,217)
Other	66	19
Changes in operating assets and liabilities:
Accounts receivable	16	(272)
Restricted cash	(88)	(217)
Prepaid expenses and other assets	(421)	150
Accounts payable and accrued liabilities	(6)	(1,115)
Deferred revenue	1,143	2,050
Other liabilities	175	—
Net cash used in operating activities	(5,492)	(3,273)

Cash flows from investing activities:
Purchases of property and equipment	(2,150)	(1,639)
Purchases of intangible assets	(355)	(256)
Sale of property and other assets	—	520
Net cash used in investing activities	(2,505)	(1,375)

Cash flows from financing activities:
Net proceeds from exercise of stock options	2,529	516
Net proceeds from issuance of common stock	12,253	—
Net cash provided by financing activities	14,782	516
Net increase (decrease) in cash	6,785	(4,132)
Cash and cash equivalents at beginning of period	10,458	15,106
Cash and cash equivalents at end of period	$17,243	$10,974

Supplemental disclosure of non-cash investing and activities:
Operating lease incentives	$821	$—

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

The common stock of Spark Networks, Inc., a Delaware corporation (the “Company”), is traded on the NYSE MKT.

The Company is a leading global media business, focused on creating iconic niche-focused brands that build and strengthen the communities they serve. Core properties are primarily online dating websites accessible via desktop and mobile devices that enable adults to meet, participate in a community and form relationships with like-minded individuals by utilizing many features on its websites, such as detailed profiles, onsite email centers, real-time chat rooms, instant messaging services, suggested matches, interactive games and advanced searching tools. Currently, the Company’s largest and most recognizable websites are ChristianMingle.com and JDate.com. The Company also operates several international websites and maintains physical operations in both the United States and Israel.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands except per share data)
Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(2,615)	$(1,737)	$(8,831)	$(4,451)
Weighted average shares outstanding – basic and diluted	23,753	20,699	22,410	20,683
Net Loss Per Share – Basic and Diluted	$(0.11)	$(0.08)	$(0.39)	$(0.22)

All stock options for both periods have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

4.	Revolving Credit Facility

As of September 30, 2013, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on February 14, 2014.

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

The credit agreement contains financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Credit Agreement also contains covenants regarding Jewish Networks minimum contribution and the Company’s ability to repurchase or redeem equity interests or issue dividends up to a specified amount, as well as other covenants, with exceptions, including restrictions on debt, liens and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the Company from obtaining further credit under the Credit Agreement.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of September 30, 2013.

As of September 30, 2013, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first five amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $111,000, respectively. Costs associated with both the original Credit Agreement and the first five amendments thereto were included in prepaid expenses and other, and other assets. The deferred financing costs are amortized to interest (income) expense and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2013 were $9,000 and $26,000, respectively. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2012 were $7,000 and $17,000, respectively.

5.	Impairment of Long-lived Assets

In the second quarter of 2013, the Company had an impairment expense of $265,000, representing the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards.

6.	Income on Possession of Assets

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

7.	Stockholders’ Equity

On May 7, 2013, the Company issued 2,140,000 shares of its common stock at $6.25 per share in an underwritten public offering. The proceeds to the Company, net of $1.1 million of underwriting fees and offering expenses, were $12.3 million.

8.	Stock-Based Compensation

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1.0 million and was being recognized over the four year vesting term of the newly issued options. The incremental expense recognized for the three and nine months ended September 30, 2012 was $43,000 and $129,000, respectively. The incremental expense was fully amortized as of December 31, 2012.

Employee Stock Option Plans

On July 9, 2007, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) originally authorizing and reserving 2.5 million options with annual increases.

Awards under the 2007 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance stock or unit awards, other stock-based awards and cash-based incentive awards.

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

As of September 30, 2013, total unrecognized compensation cost related to non-vested stock options was $1.3 million. This cost is expected to be recognized over a weighted-average period of 3 years.

The following table describes option activity for the three and nine months ended September 30, 2013:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Outstanding at December 31, 2012	3,829	$3.88
Granted	100	7.25
Exercised	(52)	3.19
Forfeited	(15)	7.28
Expired	(3)	3.00
Outstanding at March 31, 2013	3,859	$3.96
Granted	42	7.90
Exercised	(437)	3.34
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2013	3,464	$4.09
Granted	—	—
Exercised	(343)	3.38
Forfeited	(20)	7.90
Expired	—	—
Outstanding at September 30, 2013	3,101	$4.14

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

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2013.

Foreign Currency Translation
(all balances are in thousands, net of $0 tax)
Balance at December 31, 2012	$712
Other comprehensive income before reclassifications	20
Amounts reclassified from accumulated other comprehensive income	—
Balance at March 31, 2013	$732
Other comprehensive income before reclassifications	2
Amounts reclassified from accumulated other comprehensive income	—
Balance at June 30, 2013	$734
Other comprehensive income before reclassifications	23
Amounts reclassified from accumulated other comprehensive income	—
Balance at September 30, 2013	757

There were no reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013.

10.	Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue
Jewish Networks	$6,433	$6,385	$19,345	$19,417
Christian Networks	10,088	8,495	30,256	22,853
Other Networks	715	903	2,305	2,929
Offline & Other Businesses	125	88	299	273
Total revenue	$17,361	$15,871	$52,205	$45,472

Direct marketing expenses
Jewish Networks	$822	$829	$2,349	$2,277
Christian Networks	11,659	10,920	36,247	29,920
Other Networks	123	213	474	776
Offline & Other Businesses	30	29	87	96
Total direct marketing expenses	$12,634	$11,991	$39,157	$33,069

Unallocated operating expenses	7,224	6,489	21,648	18,940
Operating loss	$(2,497)	$(2,609)	$(8,600)	$(6,537)

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

11.	Commitments and Contingencies

Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and 2013 Form 10-Q filings for a description of litigation and claims.

Operating Leases

On February 1, 2013, the Company entered into an office lease for its Los Angeles location, which expires on October 31, 2018. The Company relocated to the new office space during the second quarter of 2013. Free rent, scheduled rent increases and rent credits are accounted for on a straight-line basis through the life of the lease. Lease incentives, including tenant improvements and parking credits, were capitalized and are amortized on a straight-line basis through the life of the lease. As of September 30, 2013, the remaining commitment under the lease was $2.4 million.

12.	Income Taxes

The Company did not recognize tax benefit for losses incurred in the nine months ended September 30, 2013, as the Company recorded a valuation allowance against deferred tax assets. The Company recorded a provision for income tax of $403,000 for the nine months ended September 30, 2013 which consists of $287,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $50,000 of foreign and state current tax and $66,000 related to interest accrued on its unrecognized tax benefits.

13.	Related Party Transactions

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Company’s Quarterly Reports on Form 10-Q for a description of related parties transactions.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no significant changes to our critical accounting policies during the nine months ended September 30, 2013, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Paying Subscribers	2013	2012	2013	2012
Jewish Networks	83,732	84,650	84,473	85,144
Christian Networks	197,420	154,747	193,638	138,891
Other Networks	19,073	26,678	21,230	28,537
Total Average Paying Subscribers	300,225	266,075	299,341	252,572

Average paying subscribers for the Jewish Networks segment decreased 1.1% and 0.8% to 83,732 and 84,473 for the three and nine months ended September 30, 2013 compared to 84,650 and 85,144 for the same periods last year, respectively.  Average paying subscribers for the Christian Networks segment increased 27.6% and 39.4% to 197,420 and 193,638 for the three and nine months ended September 30, 2013 compared to 154,747 and 138,891 for the same periods last year, respectively. Average paying subscribers for the Other Networks segment decreased 28.5% and 25.6% to 19,073 and 21,230 for the three and nine months ended September 30, 2013 compared to 26,678 and 28,537 for the same periods last year, respectively.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenue	78.5	81.3	80.5	78.6
Sales and marketing	8.2	6.4	7.6	6.5
Customer service	4.3	4.1	4.1	4.1
Technical operations	1.7	2.3	1.7	2.3
Development	4.3	5.4	4.5	5.6
General and administrative	14.3	14.2	14.8	14.5
Depreciation	3.0	2.7	2.8	2.8
Amortization of intangible assets	0.1	—	—	—
Impairment of goodwill and other assets	—	—	0.5	—
Total cost and expenses	114.4	116.4	116.5	114.4
Operating loss	(14.4)	(16.4)	(16.5)	(14.4)
Interest (income) expense and other, net	(0.4)	(0.2)	(0.4)	(0.1)
Loss before income taxes	(14.0)	(16.2)	(16.1)	(14.3)
Provision (benefit) for income taxes	1.1	(5.3)	0.8	(4.5)
Net loss	(15.1)%	(10.9)%	(16.9)%	(9.8)%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4.6% and 4.8% of our revenue for the three months ended September, 2013 and 2012, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 9% to $17.4 million in the third quarter of 2013 compared to $15.9 million in the third quarter of 2012.  The increase can be attributed to higher subscription revenue in our Christian Networks segment.  Christian Networks revenue increased 19% to $10.1 million in the third quarter of 2013 compared to $8.5 million in the third quarter of 2012.  The increase in revenue reflects a 7% increase in direct marketing investments and a growing number of winback and renewal subscribers.  Revenue for the Jewish Networks segment remained flat at $6.4 million in the third quarter of 2013 and 2012.  Revenue for our Other Networks segment decreased 21% to $715,000 in the third quarter of 2013 compared to $903,000 in the third quarter of 2012.  The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments.  Revenue for the Offline & Other Businesses segment increased 42% to $125,000 in the third quarter of 2013 compared to $88,000 in the third quarter of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses for the third quarter of 2013 were $19.9 million, an increase of 7% compared to $18.5 million for the third quarter of 2012.  The increase is primarily attributable to a $719,000 increase in cost of revenue, a $403,000 increase in sales and marketing and a $236,000 increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 6% to $13.6 million for the three months ended September 30, 2013, compared to $12.9 million for the same period in 2012. This increase can be primarily attributed to higher Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment increased 7% to $11.7 million for the third quarter of 2013, compared to $10.9 million in the third quarter of 2012. The higher direct marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for ChristianMingle through offline marketing channels.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel.  Sales and marketing expenses increased 40% to $1.4 million in the third quarter of 2013 compared to $1.0 million in the third quarter of 2012.  The increase can be primarily attributed to growth in compensation expenses and consulting fees.  Compensation expense increased by approximately $165,000 as we continued to expand our product, customer acquisition, and Christian media business teams.  Consulting fees increased by approximately $206,000, reflecting efforts to build out our Christian media business and select market research projects.

Customer service.  Customer service expenses consist primarily of personnel costs associated with our customer service centers.  The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.  Customer service expenses increased 14% to $746,000 in the third quarter of 2013 compared to $652,000 in the third quarter of 2012.  The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian networks business.

Technical operations.  Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.  Technical operations expenses decreased 20% to $288,000 in the third quarter of 2013 compared to $362,000 in 2012.  The decrease is primarily due to lower compensation expense and lower share based compensation expense. The lower compensation expense reflects lower headcount.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses decreased 13% to $746,000 in the third quarter of 2013 compared to $859,000 in 2012.  The decreased costs reflect lower consulting expenses associated with developing our Christian media business.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 10% to $2.5 million in the third quarter of 2013 compared to $2.3 million in 2012.  The increase can be primarily attributed to higher legal fees and accounting fees.  Legal fees increased by approximately $163,000 primarily due to costs associated with the defense of several litigation matters. Accounting fees increased due to incremental costs associated with our Sarbanes-Oxley compliance.  In 2014, the Company will become an accelerated filer, which requires our independent auditor to perform additional work, including, attesting to our internal controls over financial reporting for our 2013 annual financial statements.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense increased 24% to $529,000 in the third quarter of 2013 compared to $426,000 in the third quarter of 2012.  Higher capitalized software accounted for the increase in depreciation expenses.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $10,000 for amortization expenses in the third quarter of 2013, compared to $nil in the same period of 2012.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest (income) expense and other, net was $77,000 of income in the third quarter of 2013 compared to $36,000 in the third quarter of 2012. The change is primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision (benefit) for income taxes. We did not recognize a tax benefit for losses incurred in the third quarter of 2013, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $195,000 for the third quarter of 2013 which consists of $156,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $18,000 of foreign and state current tax and $21,000 related to interest accrued on unrecognized tax benefits.

Net loss.  Net loss for the third quarter of 2013 was $2.6 million compared to a net loss of $1.7 million in the third quarter of 2012.  The increase in net loss generated in the third quarter of 2013 was primarily due to a higher income tax provision.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

Substantially all of our revenue is derived from subscription fees.  Approximately 4.3% and 4.8% of our revenue for the nine months ended September 30, 2013 and 2012, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue increased 15% to $52.2 million in the first nine months of 2013 compared to $45.5 million in the same period of 2012.  The increase can be attributed to higher subscription revenue in our Christian Networks segment.  Christian Networks revenue increased 32% to $30.3 million in the nine months ended September 30, 2013 compared to $22.9 million in the same period in 2012.  The increase in revenue reflects a 21% increase in direct marketing investments and a growing number of winback and renewal subscribers.  Revenue for the Jewish Networks segment slightly decreased to $19.3 million in the first nine months of 2013 compared to $19.4 million for the same period in 2012.  Revenue for the Other Networks segment decreased 21% to $2.3 million in the first nine months of 2013 compared to $2.9 million for the same period in 2012.  The decrease in revenue is due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments.  Revenue for the Offline & Other Businesses segment increased 10% to $299,000 in the first nine months of 2013 compared to $273,000 in the same period of 2012.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses for the first nine months of 2013 were $60.8 million, an increase of 17% compared to $52.0 million for the same period of 2012.  The increase is primarily attributable to a $6.3 million increase in cost of revenue, a $1.0 million increase in sales and marketing and a $1.2 million increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 17.7% to $42.0 million in the first nine months of 2013 compared to $35.7 million for the same period of 2012. This increase can be primarily attributed to higher Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment increased 21% to $36.2 million for the first nine months of 2013, compared to $29.9 million in the same period of 2012. The higher direct marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for ChristianMingle through offline marketing channels.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel.  Sales and marketing expenses increased 33% to $4.0 million in the first nine months of 2013 compared to $3.0 million in the same period of 2012.  The increase can be primarily attributed to growth in compensation expense and consulting fees.  Compensation expense increased by approximately $502,000 as we continued to expand our product, customer acquisition, and Christian media business teams.  Consulting fees increased by approximately $412,000, reflecting efforts to build out our Christian media business and select market research projects.

Customer service.  Customer service expenses consist primarily of personnel costs associated with our customer service centers.  The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.  Customer service expenses increased 13%

to $2.1 million in the first nine months of 2013 compared to $1.9 million in the same period of 2012.  The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical operations.  Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.  Technical operations expenses decreased 17% to $887,000 in the first nine months of 2013 compared to $1.1 million in the same period of 2012.  The decrease is primarily due to lower compensation expense and lower share based compensation expense.  The lower compensation expense reflects lower headcount.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses decreased 9% to $2.3 million in the first nine months of 2013 compared to $2.5 million in the same period of 2012.  The decreased costs reflect lower consulting expenses associated with our Christian media business.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 18% to $7.7 million in the first nine months of 2013 compared to $6.6 million in the same period of 2012, reflecting higher compensation, legal fees, and accounting expenses.  Compensation expense increased by $203,000, reflecting two new hires filling vacant positions and one incremental new hire.  Legal fees increased by approximately $657,000 primarily due to costs associated with the defense of several litigation matters. Accounting expenses increased by approximately $143,000, reflecting the costs associated with some tax planning projects and additional Sarbanes-Oxley compliance efforts.  In 2014, the Company will become an accelerated filer, which requires our independent auditor to perform additional work, including, attesting to our internal controls over financial reporting for our 2013 annual financial statements.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses increased 17% to $1.5 million in the first nine months of 2013 compared to $1.2 million in the same period of 2012.  Higher capitalized software accounted for the increase in depreciation expenses.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $10,000 for amortization expenses in the first nine months of 2013, compared to $13,000 in the same period of 2012.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of investments in businesses and computer software.  Impairment of long-lived assets was $265,000 in the first nine months of 2013 compared to $nil for the same period in 2012.  The expense in 2013 reflects the write-off of certain underperforming software.

Interest (income) expense and other, net.  Interest (income) expense and other, net consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest (income) expense and other, was income of $172,000 in the first nine months of 2013 compared to income of $50,000 in the same period of 2012. The change is primarily due to the non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision (benefit) for income taxes. We did not recognize a tax benefit for losses incurred in the third quarter of 2013, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $403,000 for the third quarter of 2013 which consists of $287,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $50,000 of foreign and state current tax and $66,000 related to interest accrued on unrecognized tax benefits.

Net loss.  Net loss for the first nine months of 2013 was $8.8 million compared to a net loss of $4.5 million in the same period of 2012.  The increase in net loss generated in the first nine months of 2013 was primarily due to increases in our sales and marketing, general and administrative and income tax expenses.

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

As of September 30, 2013, we had cash and cash equivalents of $17.2 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $5.5 million for the first nine months of 2013 compared to $3.3 million for the same period in 2012.  An increase in direct marketing investments accounted for the increase in net cash used by operations.

Net cash used in investing activities was $2.5 million for the first nine months of 2013 compared to $1.4 million for the same period in 2012.  Capital expenditures for the first nine months of 2013 and 2012 were $2.1 million and $1.6 million, respectively, representing the purchase of computer hardware and capitalized software. In 2012, the Company received $520,000 in connection with the sale of certain real property received in 2011 as a result of a legal judgment in favor of the Company.

Net cash provided by financing activities was $14.8 million for the first nine months of 2013 compared to $516,000 for the same period in 2012.  Cash provided by financing activities in 2013 was primarily related to the net proceeds received from the issuance of stock in a public offering of $12.3 million and the exercise of stock options of $2.5 million compared to proceeds received from the exercise of stock options of $516,000 for the same period in 2012.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2013, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II. Other information

ITEM 1.	LEGAL PROCEEDINGS

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and 2013 Form 10-Q filings for a description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

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

Date: November 13, 2013