Form 10-K
period 2013-12-31
SPARK NETWORKS INC
filed 2014-03-14
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

COMMISSION FILE NO. 001-32750

SPARK NETWORKS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-8901733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11150 Santa Monica Boulevard, Suite 600, Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 893-0550

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	NYSE MKT
Preferred Share Purchase Rights	NYSE MKT

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 28, 2013 was approximately $130,083,043 based on $8.45, the closing price of the registrant’s common stock on the NYSE MKT on June 28, 2013.

The registrant had 23,855,928 outstanding common stock, par value $0.001 per share, as of March 13, 2014.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this annual report on Form 10-K, regarding, among other matters:

—	our ability to attract members to our Web sites, convert members into paying subscribers and retain our paying subscribers;
—	the highly competitive nature of our business;
—	our ability to keep pace with rapid technological change and enhance existing or introduce new services;
—	the strength of our existing brands and our ability to maintain and enhance those brands;
—	our ability to effectively manage our operations and attract and retain qualified personnel;
—	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;
—	effectively protecting our internet and domain names and participating rights;
—	the effect of new interpretation of existing laws and regulations on our operations;
—	the volatility of the price of our equity securities; and
—	other factors referenced in this annual report on Form 10-K and other reports.

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

Our Business

We are a leading global media business, focused on creating iconic niche-focused brands that build and strengthen the communities they serve. Our core properties are primarily online singles desktop and mobile Web sites that enable adults to meet, participate in a community and form relationships with like-minded individuals. We provide this opportunity through many features on our Web sites, such as profiles, onsite email centers, real-time chat rooms, instant messaging services and, offline singles events.

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

Membership on our online singles Web sites is free and allows registered members to post personal profiles and access our searchable databases of member profiles. On most of our Web sites, the ability to initiate most communication with other members requires the payment of monthly subscription fees which, along with advertising sales on our online singles Web sites and media properties, represent our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

The common stock of Spark Networks, Inc. is traded on the NYSE MKT.

Our Industry

Our primary businesses are in the online personals industry, which we believe fulfills significant needs for single adults looking to meet a companion or date. Traditional methods such as printed personals advertisements, offline dating services and public gathering places often do not meet the needs of single people. Printed personals advertisements offer individuals limited personal information and interaction before meeting. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and other social venues provide a limited opportunity to learn about others prior to an in-person meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions before they meet in-person. With features such as detailed personal profiles, email and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in an anonymous, convenient and secure online setting.

Our Competitive Strengths

—

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

—

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

—

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

—

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

Online Personals Web Site. We believe we are a relatively unique company in the online personals industry because we operate Web sites targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites primarily in English, Hebrew and French. Some of our Web sites, organized by segment, are as follows:

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

Web Site Features. We offer different ways for our members to communicate including:

—

On-Site Email. We provide all paying subscribers with private message centers. These personal on-site email boxes offer features such as customizable folders for storing correspondence, the ability to know when sent messages were read, as well as block and ignore functions, which allow paying subscribers to control future messages from specific paying subscribers.

—

Hot Lists and Favorites. “Hot Lists” enable members to see who is interested in them and to save those favorite members in whom they are interested. Lists include (1) who has viewed your profile, (2) your favorites and (3) who has emailed you. Members can also group their favorites into customized folders and add their own notes, including details included in a member’s profile.

—	Message Boards. Message Boards enable paying subscribers to communicate in a group environment with suggested topics for discussion.
—

Real-Time Chat Rooms. Paying subscribers can use our exclusive chat rooms to mix and mingle in real-time, building a sense of community through group discussions. Additional features enable users to add customized graphics such as emoticons to their conversations.

—	Ice Breakers. Members can send pre-packaged opening remarks, referred to on the sites as “flirts” and “smiles,” to other members or paying subscribers.
—

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

Media Properties.  We operate four different media properties primarily focused on serving the Christian community.  These properties are designed to strengthen the Christian community and extend our relationship with our ChristianMingle users.  Revenue generated from these properties today is driven by online advertising; however, we may develop other revenue streams on these or future complementary properties such as subscription services and hardgood sales.  Our current portfolio of media properties include:

Media Property	Primary Content
Believe.com	Christian lifestyle portal
Faith.com	Inspirational videos
DailyBibleVerse.com	Send a daily bible verse
ChristianCard.net	Christian eCard and wallpaper site

Business Strategy

We intend to grow revenue by driving additional traffic to our Web sites, increasing the number and percentage of our members who convert to paying subscribers, launching new or acquiring existing businesses, and expanding advertising sales on select Web sites.

Drive traffic. We believe there are opportunities to drive additional traffic to our Web sites through integrated and targeted marketing and cross-promotion into vertical affinity markets.

—

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

—

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

—

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

—

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

—

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

Spark Networks, Spark, ChristianMingle, JDate, and BlackSingles.com are some of our trademarks, whether registered or not, in the United States and several other countries. Spark Networks, Spark, ChristianMingle, JDate and BlackSingles.com are registered trademarks in the United States. Spark Networks, ChristianMingle and JDate are registered trademarks in the EU. ChristianMingle and JDate are registered trademarks in Australia. JDate is also a registered trademark in Israel and Canada. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. We hold two United States patents for our Click! technology, the first of which expires January 24, 2017, that pertain to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patents describe the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match.com and OkCupid, two wholly-owned subsidiaries of InterActiveCorp, and eHarmony. In addition, we face competition from social networking sites such as Facebook.

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

Employees

As of December 31, 2013, we had 201 full-time equivalent employees. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

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

We have historically generated significant operating losses in some years. As of December 31, 2013, we had an accumulated deficit of approximately $56.4 million. We had net loss of approximately ($12.4), ($15.0) and ($1.6) million for the years ended December 31, 2013, 2012 and 2011, respectively. If our revenue does not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenue begins to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

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

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of Web sites. We cannot assure you that our monthly average paying subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2013, average paying subscribers increased 14.8% and revenue also increased 12.4% compared to 2012. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

Our subscriber acquisition costs vary depending upon prevailing market conditions and may increase significantly in the future.

Costs for us to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, many of which are beyond our control. Historically, we have used online and offline advertising as the primary means of marketing our services. During 2013, our cost of revenue substantially increased, primarily as a result of higher direct marketing expenses related to our Christian Networks.

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

In February 2008, we entered into an initial credit agreement with Bank of America under which we had no outstanding borrowings as of December 31, 2013. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future revenue. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

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

Our revolving credit facility has certain covenants that could restrict how we operate our business.

The terms of our revolving credit facility contain various provisions that limit our ability to, among other things:

—	incur or guarantee additional debt;
—	receive dividends or distributions from our subsidiaries;
—	make investments and other restricted payments;
—	make dividend payments or redeem equity securities;
—	grant liens;
—	transfer or sell assets;
—	engage in different lines of business; and
—	consolidate, merge or transfer all or substantially all of our assets.

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

We expect competition in the online personals business to continue to increase because there are no substantial barriers to entry. We believe our ability to compete depends upon many factors both within and beyond our control, including the following:

—	the size and diversity of our member and paying subscriber bases;
—	the timing and market acceptance of our products and services, including the developments and enhancements to those products and services relative to those offered by our competitors;
—	customer service and support efforts;

—	selling and marketing efforts; and
—	our brand strength in the marketplace relative to our competitors.

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

We may decide to expand into new vertical affinity markets to increase our revenue base. If we expand into such vertical affinity markets, management’s time and attention will be less focused on our existing businesses and will require us to invest significant capital resources. The results of any expansion efforts into new vertical affinity markets are unpredictable, and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new vertical affinity markets, including but not limited to the following:

—	competition from pre-existing competitors with significantly stronger brand recognition in the markets we enter;
—	our improper evaluation of the potential of such markets;
—	diversion of capital and other valuable resources away from our core business;
—	foregoing opportunities that are potentially more profitable; and
—	weakening our current brands by over expansion into too many new markets.

If we fail to keep pace with rapid technological change, our competitive position will suffer.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2013 and 2012 we introduced a number of new features, and we anticipate the introduction of additional features in 2014 and 2015. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our common stock. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenue or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect our quarterly results include:

—	the demand for, and acceptance of, our online personals services and enhancements to these services;
—	the timing and amount of our subscription revenue;
—	the introduction, development, timing, competitive pricing and market acceptance of our Web sites and services and those of our competitors;
—	the magnitude and timing of marketing initiatives and capital expenditures relating to expansion of our operations;
—	the cost and timing of online and offline advertising and other marketing efforts;

—

the maintenance and development of relationships with portals, search engines, ISPs and other Web properties and other entities capable of attracting potential members and paying subscribers to our Web sites;

—	technical difficulties, system failures, system security breaches, or downtime of the Internet, in general, or of our products and services, in particular;
—	costs related to any acquisitions or dispositions of technologies or businesses;
—	fluctuations in foreign exchange rates; and
—	general economic conditions, as well as those specific to the Internet, online personals and related industries.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company.  We are required to report on an annual basis on the effectiveness of our internal controls over financial reporting, and as an accelerated filer, our auditors provide an attestation report.   We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement.   If we are unable to adequately maintain or improve our internal controls over financial reporting, we may report that our internal controls are ineffective. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.  Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the U.S. Securities Exchange Commission.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have historically and may in the future further extend and develop our presence, both within the United States and internationally, partially through acquisitions of entities offering online personals services and related businesses. We have relatively limited experience acquiring companies and the companies we have acquired have been small. We have evaluated, and continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions, some of which may divert significant resources away from our daily operations. In addition, the process of integrating an acquired company, business or technology is risky and may create unforeseen operating difficulties and expenditures. Some areas where we may face risks include:

—	the need to implement or remediate controls, procedures and policies of acquired companies that lacked appropriate controls, procedures and policies prior to the acquisition;
—	diversion of management time and focus from operating our business to acquisition integration challenges;
—	cultural challenges associated with integrating employees from an acquired company into our organization;
—	retaining employees from the businesses we acquire; and
—	the need to integrate each company’s accounting, management information, human resources and other administrative systems to permit effective management.

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

One of our strategies is to expand our presence in international markets. Although we currently have offices in Israel and Web sites that directly serve the French, Israeli and United Kingdom markets, we have only limited experience with operations outside the United States. Our primary international operations are in Israel, which carries additional risk for our business as a result of continuing hostilities there. Expansion into international markets requires management time and capital resources. In addition, we face the following additional risks associated with our expansion outside the United States:

—	challenges caused by distance, language and cultural differences;
—	local competitors with substantially greater brand recognition, more users and more traffic than we have;
—	our need to create and increase our brand recognition and improve our marketing efforts internationally and build strong relationships with local affiliates;
—	longer payment cycles in some countries;
—	credit risk and higher levels of payment fraud in some countries;
—	different legal and regulatory restrictions among jurisdictions;
—	political, social and economic instability;
—	potentially adverse tax consequences; and
—	higher costs associated with doing business internationally.

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

The number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones, tablets, and other handheld computing devices, has increased dramatically in the past several years, and we expect this growth to continue. The smaller screen and keyboard sizes and reduced functionality currently associated with such devices may make the use of our services through such devices more difficult and generally impairs the member experience relative to access via desktop and laptop computers. If we are unable to attract and retain a substantial number of such device users to our online personals services or if we are unable to develop services that are more compatible with such devices in a timely fashion, our growth could be adversely affected.

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

We are or may be subject to litigation and regulatory actions that may distract management and could have a material adverse effect on our financial condition and results of operations.

We are or have been a party to various litigation claims and legal proceedings, including purported class action lawsuits and litigation involving our business operations and intellectual property. We may also be subject to regulatory actions and litigation based on our business operations. For example, we supply online personals services and in many jurisdictions, companies deemed dating service providers are subject to additional regulation, while companies that provide personals services are not generally subject to similar regulation. Because personals services and dating services can seem similar, we are exposed to potential litigation, including class action lawsuits, associated with providing our personals services. In the past, a small percentage of our members have alleged that we are a dating service provider, and, as a result, they claim that we are required to comply with regulations that include, but are not limited to, providing language in our contracts that may allow members to (1) rescind their contracts within a certain period of time, (2) demand reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (3) cancel their contracts in the event of disability or relocation. If a court holds that we have provided and are providing dating services of the type the dating services regulations are intended to regulate, we may be required to comply with regulations associated with the dating services industry and be liable for any damages as a result of our past non-compliance.

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

Risks Related to Owning Our Securities

If an active trading market for our stock is not maintained or if securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.

We cannot assure you that an active trading market will be sustained or that the market price of our common stock will not decline. The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price for the stock of many technology, communications and entertainment and media companies. Those market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a significant decline in the market price of our securities. Furthermore, the trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Currently, three financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If any of the analysts who cover us downgrade our stock, our stock price would likely decline rapidly. If these analysts cease coverage of our Company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our principal stockholders can exercise significant influence over us, and, as a result, may be able to delay, deter or prevent a change of control or other business combination.

As of March 13, 2014, North Run Advisors, LLC, 402 Capital, LLC and Osmium Partners, LLC and their respective affiliates beneficially owned approximately, in the aggregate, 33.5% of our outstanding common stock. These stockholders together possess significant influence over our company. Such ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. We do not expect that these stockholders will vote together as a group.

We may implement stock repurchase plans, which may restrict our funds available for other actions and negatively affect the market price of our securities.

In December 2013, we implemented a stock repurchase plan and may implement additional stock repurchase plans in the future. A stock repurchase plan may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities. The full implementation of any repurchase plan could use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions. Implementation of a repurchase plan would also result in an increase in the percentage of common stock owned by our existing stockholders, and such increase may trigger disclosure or other regulatory requirements for our larger stockholders. As a result, certain stockholders may liquidate a portion of their holdings, which may have a negative impact on the market price of our securities. Furthermore, repurchases of stock may affect the trading of our common stock to the extent we fail to satisfy continued-listing requirements of the exchange on which our stock trades, including those based on numbers of holders or public float of our common stock. A repurchase plan will also reduce the number of shares of our common stock in the market, which may impact the development of an active trading market in our stock, causing a negative impact on the market price of our stock.

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

There are no cumulative voting rights provided for in our bylaws or certificate of incorporation. Our certificate of incorporation and bylaws also contain provisions that could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, the certificate of incorporation and bylaws, as applicable, among other things:

—	provide the board of directors with the ability to alter the bylaws without stockholder approval;
—	provide for an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and
—	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

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

We do not own any real property that is materially important to our business. Our headquarters is currently located in Los Angeles, California, where we occupy approximately 16,000 square feet of office space, housing our technology department and most of our corporate and administrative personnel. Our current lease for this space runs from February 1, 2013 through October 31, 2018 with monthly basic rent ranging from approximately $43,117 to $51,427 with six months of rent abatement, as well as scheduled rent increases and rent credits. We also lease office space in Utah and Israel and datacenter space in California and Utah. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The Court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. On September 4, 2012, Spark Networks filed its Answer to the Complaint. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014. On January 22, 2014, the Court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. As of March 28, 2013, the e-mail publishers responsible for distributing the e-mails at issue in this litigation have agreed to furnish a complete defense to the Company, through independent counsel at their own expense, pursuant to contractual indemnification provisions.  The parties reached a settlement in principle to resolve the action on December 10, 2013, and are currently in the process of documenting the settlement for court approval.

Adconion v. Spark Networks USA, LLC

On December 18, 2013, Adconion Direct, Inc. (“Adconion”) filed a breach of contract lawsuit in the Superior Court of California of Los Angeles.  Adconion alleges that it is a successor-in-interest to Frontline Direct Inc., with which Spark contracted for the placement of online advertisements.  Adconion contends that it has performed all of its obligations pursuant to this contract, and that Spark failed to pay the January and February 2013 invoices, which total $437,729.  Spark filed an answer to the complaint on February 3, 2014 along with a cross complaint against Adconion for breach of contract, breach of the implied covenant of good faith and fair dealing, express contractual indemnity, fraudulent concealment and negligent interference with prospective economic advantage.

California Unruh Act Litigation
Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging a single claim seeking an injunction and statutory, general and compensatory, treble and punitive damages as well as attorneys’ fees and costs and pre-judgment interest based on the allegation that Spark Networks’ ChristianMingle website violates California’s Unruh Civil Rights Act by allegedly discriminating based on sexual orientation. On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative class action complaint (the “Complaint”) in the Superior Court for the State of California, County of San Francisco alleging a single claim against Spark Networks, Inc., seeking an injunction and statutory, general, compensatory and punitive damages as well as attorneys’ fees, costs and pre-judgment interest, based on the allegation that certain of the Company’s websites violate California’s Unruh Civil Rights Act by allegedly discriminating based on sexual orientation.

Israeli Consumer Actions
Ben-Jacob vs. Spark Networks (Israel) Ltd. and Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action lawsuits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group.

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

	High	Low
Year ended December 31, 2012
First Quarter	$4.74	$3.62
Second Quarter	$5.73	$4.24
Third Quarter	$6.81	$5.02
Fourth Quarter	$7.90	$5.97

	High	Low
Year ended December 31, 2013
First Quarter	$8.15	$7.00
Second Quarter	$9.00	$6.56
Third Quarter	$8.91	$6.73
Fourth Quarter	$8.25	$5.39

Holders

As of March 13, 2014 there were 44 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2013, we did not issue unregistered securities.

Purchases of Equity Securities

On December 12, 2013, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice

We did not purchase any shares in the three months ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to Item 10(f) of Regulation S-K, the Company is not required to satisfy the accelerated filer disclosure requirements until the first quarter after the determination date fiscal year.  As such, the Company is not required to provide the information under this item.

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

General

The common stock of Spark Networks, Inc., a Delaware corporation, is traded on the NYSE MKT. On December 31, 2010, Spark Networks Limited (“SNUK”) distributed its shareholdings in each of HurryDate, LLC; MingleMatch, Inc.; Kizmeet, Inc.; SN Holdco, LLC; SN Events, Inc.; Reseaux Spark Canada Ltd. and Spark SocialNet, Inc. by transferring its shares in those companies to Spark Networks, Inc. Spark Networks, Inc. subsequently transferred all of its shares in the same companies to LOV USA, LLC, a newly formed and wholly owned subsidiary of Spark Networks, Inc. SNUK continues to hold all of the shares of Spark Networks (Israel) Limited, and JDate Limited. In addition, SNUK now holds all of the shares of Spark Networks USA, LLC, a newly formed subsidiary into which SNUK has transferred all of its United States based assets.

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

For the year ended December 31, 2013, we had 297,696 average paying subscribers, representing an increase of 14.8% from the year ended December 31, 2012. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and Web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

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

Our ability to compete effectively will depend on the timely introduction and performance of our future Web sites, services and features, the ability to address the needs of our members and paying subscribers and the ability to respond to Web sites, services and features introduced by competitors. To address this challenge, we have invested and will continue to invest in existing personnel resources, namely product managers, application developers and systems engineers, in order to enhance our existing services and introduce new services, which may include new Web sites as well as new features and functions designed to increase the probability of communication among our members and paying subscribers and to enhance their online personals experiences. We believe we have sufficient cash resources on hand to accomplish the enhancements currently contemplated.

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

Our advertising expenses are recognized based on the terms of each individual contract. The majority of our advertising expenses are based on five pricing models:

—	Cost per subscription (CPS) where we pay an online advertising provider a fee based upon the number of new paying subscribers it generates;
—	Cost per acquisition (CPA) where we pay an online advertising provider a fee based on the number of new member registrations it generates;
—	Cost per click (CPC) where we pay an online advertising provider a fee based on the number of clicks to our Web sites it generates;
—	Cost per thousand for banner advertising (CPM) where we pay an online advertising provider a fee based on the number of times it displays our advertisements; and
—

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

Web Site and Software Development Costs

We capitalize costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Web site and software development costs are expensed as incurred or capitalized into property and equipment. Costs incurred in the planning and post-implementation stages of an internal use software project are expensed as incurred while direct costs associated with the development phase are capitalized and amortized on a straight-line basis over the estimated useful lives.  Costs associated with minor enhancements and maintenance for a Web site are included in expenses in the accompanying consolidated statements of operations.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable and test property, plant and equipment and other intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our operating segments represent the reporting units to which we assign goodwill.   We aggregate our indefinite-lived intangible assets, primarily consisting of domain names, into one unit of account for each reporting unit.  Factors we consider important and which could trigger an impairment review include the following:

—	a significant decline in actual projected revenue;
—	a significant decline in the market value of our common stock;
—	a significant decline in performance of certain acquired companies relative to our original projections;
—	an excess of our net book value over our market value;
—	a significant decline in our operating results relative to our operating forecasts;
—	a significant change in the manner of our use of acquired assets or the strategy for our overall business;
—	a significant decrease in the fair value of an asset;
—	a shift in technology demands and development; and
—	a significant turnover in key management or other personnel.

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

In 2013 and 2012, the Company performed its annual impairment analysis. Utilizing the qualitative assessment option, we assessed qualitative factors to determine whether it was necessary to perform the two-step test (quantitative assessment). The analysis concluded that it is more-likely-than-not that the fair values of the Jewish Networks, Christian Networks, and Other Networks are higher than their carrying values. At December 31, 2013, the Company estimated that the fair values of its reporting units exceeded the carrying amounts of such reporting units.

As of December 31, 2013, Jewish Networks, Christian Networks, and Other Networks carried goodwill balances of $7.4 million, $1.7 million, and $0.2 million, respectively.

In 2013, the Company had an impairment expense of $265,000, representing the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards. In 2012, no impairment charge was necessary.

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

Accounting for Business Combinations

We acquired the stock or specific assets of a number of companies from 1999 through 2013 some of which were considered to be business acquisitions. Under the purchase method of accounting, the costs are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

As of December 31, 2013, we had a valuation allowance against our deferred tax assets of approximately $14.4 million. Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. In accordance with ASC 740, cumulative losses in recent years, which the Company defines as the most recent three year period, is considered significant negative evidence in evaluating the realizability of DTAs that is difficult to overcome. In light of the Company’s recent history of losses, we are not able to conclude that it is more likely than not that our DTAs will be realized and we recorded a valuation allowance against our DTAs, with a corresponding charge to our income tax provision, of approximately $4.7 million and $8.9 million as of December 31, 2013 and 2012, respectively.

At December 31, 2013, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $34.7 million and $45.7 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards can be limited based on changes in the percentage ownership of the Company.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2013, deferred tax assets do not include approximately $5.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $5.3 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write-off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital , with any remainder charged to provision for income taxes.

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

Stock Based Compensation

We adopted the “Share-Based Payment” guidance in 2005 using the modified prospective approach. Prior to our adoption of the guidance, we did not record tax benefits of deductions resulting from the exercise of stock options because of the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets in future tax returns. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2013, the Company did not recognize any cash inflows or outflows related to a tax benefit from stock-based compensation.

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

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option. The term of the options was derived based on the “simplified method” calculation. The simplified method allows companies that do not have sufficient historical experience to provide a reasonable basis for an estimate to instead estimate the expected term of a "plain vanilla" option by averaging the time to vesting and the full term of the option. ("Plain vanilla" options are options with the following characteristics: (1) the options are granted at-the-money; (2) exercisability is conditional only upon performing service through the vesting date; (3) if an employee terminates service prior to vesting, the employee would forfeit the options; (4) if an employee terminates service after vesting, the employee would have a limited time to exercise the options (typically 30 to 90 days); and (5) the options are nontransferable and non-hedgeable.) We periodically evaluate the applicability of using the simplified method with respect to the characteristics noted above with respect to our options and will continue to do so as our business continues to evolve.  If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

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

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	80.6	79.7	59.7
Sales and marketing	8.1	6.5	7.7
Customer service	4.2	4.1	4.1
Technical operations	1.7	2.2	2.8
Development	4.5	5.4	5.6
General and administrative	15.1	14.3	16.6
Depreciation	2.9	2.7	2.7
Amortization of intangible assets other than goodwill	—	—	0.8
Impairment of goodwill, long-lived assets and other assets	0.4	—	2.4
Total costs and expenses	117.5	114.9	102.4
Operating loss	(17.5)	(14.9)	(2.4)
Interest expense (income) and other , net	(0.3)	(0.4)	0.3
Loss before income taxes	(17.2)	(14.5)	(2.7)
Provision for income taxes	0.7	9.8	0.6
Net loss	(17.9)%	(24.3)%	(3.3)%

The following table describes certain selected information and Adjusted EBITDA (1) for the years ended December 31,

(in thousands)	2013	2012	2011
Net loss	$(12,380)	$(14,989)	$(1,611)
Interest expense	71	59	102
Income tax provision	495	6,047	305
Depreciation	1,987	1,673	1,320
Impairments	265	—	1,145
Amortization of intangible assets	20	13	370
Non-cash currency translation adjustments	(297)	(124)	337
Stock-based compensation	767	813	906
Non-repetitive property possession	—	(151)	(247)
Adjusted EBITDA(1)	$(9,072)	$(6,659)	$2,627

(1)

The Company reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from on-going operations and excludes the impact of: (i) non-cash items such as stock-based compensation, asset impairments, non-cash currency translation adjustments related to an inter-company loan and (ii) one-time items that have not occurred in the past two years and are not expected to recur in the next two years. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

—	Adjusted EBITDA does not reflect the cash capital expenditures during the measurement period,
—	Adjusted EBITDA does not reflect any changes in working capital requirements during the measurement period,
—	Adjusted EBITDA does not reflect the cash tax payments during the measurement period, and
—	Adjusted EBITDA may be calculated differently by other companies in our industry, thus limiting its value as a comparative measure.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below:

	Year Ended December 31,
	2013	2012	2011
Average Paying Subscribers
Jewish Networks	84,149	85,292	89,429
Christian Networks	193,316	146,267	71,311
Other Networks	20,232	27,685	35,595
Total Average Paying Subscribers	297,697	259,244	196,335

Average paying subscribers for the Jewish Networks segment decreased 1.3% to 84,149 for the year ended December 31, 2013 compared to 85,292 in 2012. Average paying subscribers for the Christian Networks segment increased 32.2% to 193,316 for the year ended December 31, 2013 compared to 146,267 in 2012, reflecting increased direct marketing investment within this segment. Average paying subscribers for the Other Networks segment decreased 26.9% to 20,232 for the year ended December 31, 2013 compared to 27,685 in 2012. This decrease can be primarily attributed to a reduction in inefficient marketing spend in prior and current periods.

Average paying subscribers for the Jewish Networks segment decreased 4.6% to 85,292 for the year ended December 31, 2012 compared to 89,429 in 2011, reflecting the 8.2% reduction in direct marketing investment. Average paying subscribers for the Christian Networks segment increased 105.1% to 146,267 for the year ended December 31, 2012 compared to 71,311in 2011, reflecting increased direct marketing investment within this segment. Average paying subscribers for the Other Networks segment decreased 22.2% to 27,685 for the year ended December 31, 2012 compared to 35,595 in 2011. This decrease can be primarily attributed to a reduction in inefficient marketing spend in prior and current periods.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4.5% and 4.8% of our revenue for the years ended December 31, 2013 and 2012, respectively, were generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue for the year ended December 31, 2013 increased 12.4% to $69.4 million from $61.7 million in 2012. The revenue increase can be primarily attributed to a 27.5% increase in Christian Networks revenue.

Revenue for the Jewish Networks segment decreased 0.9% to $25.8 million for the year ended December 31, 2013, compared to $26.0 million in 2012. The lower Jewish Networks revenue reflects lower online advertising revenue. Revenue for our Christian Networks segment increased 27.5% to $40.2 million for the year ended December 31, 2013, compared to $31.6 million in 2012. The higher Christian Networks revenue reflects a 32.2% increase in average paying subscribers, driven by a 16.0% increase in direct marketing investment. Revenue for the Other Networks segment decreased 21.1% to $3.0 million for the year ended December 31, 2013, compared to $3.8 million in 2012. The decrease in Other Networks revenue is driven by a 26.9% decrease in average paying subscribers, reflecting the elimination of inefficient online marketing investments in 2013 and 2012.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses increased 14.9% to $81.5 million for the year ended December 31, 2013, compared to $70.9 million in 2012. The increase is primarily attributable to a $6.4 million increase in cost of revenue, a $1.6 million increase in sales and marketing and a $1.7 million increase in general and administrative expenses.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue increased 13.7% to $56.0 million for the year ended December 31, 2013, compared to $49.2 million in 2012. This increase can be primarily attributed to higher Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment increased 16.0% to $48.0 million for the year ended December 31, 2013, compared to $41.4 million in 2012. The higher direct marketing expense reflects management’s focus on increasing market share and cultivating greater brand awareness for ChristianMingle through increased offline marketing efforts.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and consulting fees. Sales and marketing expenses increased 40.3% to $5.6 million for the year ended December 31, 2013, compared to $4.0 million in 2012. The increase can be primarily attributed to growth in compensation expense and consulting fees. The Company expanded its product management and customer acquisition teams and further built out the media business group in 2013, which led to higher compensation expense. Additionally, the Company worked with a variety of consultants to further grow our burgeoning media business, enhance the Company’s creative advertising campaigns for the Jewish and Christian Networks and perform market research.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 14.5% to $2.9 million for the year ended December 31, 2013, compared to $2.5 million in 2012. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian Networks segment.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 14.4% to $1.2 million for the year ended December 31, 2013, compared to $1.4 million in 2012. The decrease can be primarily attributed to a reduction in compensation and stock-based compensation expense.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses decreased 6.5% to $3.1 million for the year ended December 31, 2013, compared to $3.3 million in 2012. The decrease can be attributed to lower consulting fees associated with the development of our media properties.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses increased 19.4% to $10.5 million for the year ended December 31, 2013, compared to $8.8 million in 2012. The increase can be primarily attributed to higher legal and accounting expenses. The higher legal fees reflect costs associated with several litigation matters while the higher accounting fees primarily reflect costs associated with our Sarbanes-Oxley compliance.  As of December 31, 2013, we became an accelerated filer, which requires our independent auditor to perform additional work, including attesting to our internal controls over financial reporting for our 2013 annual financial statements.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized Web site and software development costs, computer hardware and other fixed assets. Depreciation expense increased by 18.8% to $2.0 million for the year ended December 31, 2013, compared to $1.7 million in 2012. Higher capitalized Web site and software development costs accounted for the increase in depreciation expenses.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased 53.8% to $20,000 for the year ended December 31, 2013, compared to $13,000 in 2012. The increase reflects the amortization of certain digital media assets purchased by the Company in 2013.

Impairment of Long-lived Assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets was $265,000 for the year ended December 31, 2013 compared to $0 in 2012.  The expense in 2013 reflects the write-off of certain underperforming software assets.

Interest Expense (Income) and Other, Net. Interest expense (income) and other consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest expense (income) and other reflected $229,000 of income for the year ended December 31, 2013, compared to $238,000 of income in 2012. In 2013, the income is primarily related to  non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.  In 2012, the income is primarily related to a $124,000 gain associated with non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary and a $151,000 gain associated with the sale of certain real property.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2013 was $495,000, compared to $6.0 million for the year ended December 31, 2012. We did not recognize a tax benefit for losses incurred in 2013, as we recorded a valuation allowance against our deferred tax assets. The 2013 provision for income tax consists of $344,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $62,000 of foreign and state current tax and $89,000 related to interest accrued on unrecognized tax benefits. The 2012 provision for income taxes consists primarily of a valuation allowance recorded against our deferred tax assets, for which we were not able to conclude that it is more likely than not it would be realized. As a result of the valuation allowance position, no tax benefit was recorded on the losses incurred for the year.

Net Loss and Net Loss Per Share. Net loss was $12.4 million, or $0.54 per share, for the year ended December 31, 2013, compared to a net loss of $15.0 million, or $0.72 per share in 2012. The reduction in net loss and net loss per share was primarily due to a lower income tax provision in 2013.

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

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and consulting fees. Sales and marketing expenses increased 7.3% to $4.0 million for the year ended December 31, 2012, compared to $3.7 million in 2011. The increase can be primarily attributed to growth in compensation expense and public relations consulting fees. The Company increased its marketing team headcount in 2012, which led to higher compensation expense. Additionally, the Company expanded its public relations efforts which resulted in higher consulting fees.

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

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized Web site and software development costs, computer hardware and other fixed assets. Depreciation expense increased by 26.7% to $1.7 million for the year ended December 31, 2012, compared to $1.3 million in 2011. Higher capitalized Web site and software development costs which started in prior years accounted for the increase in depreciation expenses.

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

Net Loss and Net Loss Per Share. Net loss was $15.0 million, or $0.72 per share, for the year ended December 31, 2012, compared to a net loss of $1.6 million or $0.08 per share in 2011. The net loss in 2012 was primarily due to increases in Christian Networks direct marketing investments and an $8.9 million valuation allowance against deferred tax assets.

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

	Three Months Ended
(in thousands)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012

Consolidated Statement of Operations Data:
Revenue	$17,204	$17,361	$17,581	$17,263	$16,271	$15,871	$15,046	$14,555
Cost of revenue	13,911	13,620	14,770	13,657	13,491	12,901	10,976	11,848
Sales and marketing	1,629	1,423	1,287	1,262	1,015	1,020	983	973
Customer service	765	746	688	703	647	652	622	613
Technical operations	280	288	267	332	296	362	355	350
Development	799	746	793	791	797	859	844	846
General and administrative	2,790	2,496	2,274	2,934	2,237	2,260	2,052	2,238
Depreciation	533	529	472	453	431	426	413	403
Amortization	10	10	—	—	—	—	—	13
Impairment of goodwill, long-lived assets and other assets	—	—	265	—	—	—	—	—
Total cost and expenses	20,717	19,858	20,816	20,132	18,914	18,480	16,245	17,284
Loss from operations	(3,513)	(2,497)	(3,235)	(2,869)	(2,643)	(2,609)	(1,199)	(2,729)
Interest expense (income) and other, net	(56)	(77)	(43)	(53)	(188)	(36)	113	(127)
Loss before income taxes	(3,457)	(2,420)	(3,192)	(2,816)	(2,455)	(2,573)	(1,312)	(2,602)
Provision (benefit) for income taxes	92	195	84	124	8,083	(836)	(311)	(889)
Net loss	$(3,549)	$(2,615)	$(3,276)	$(2,940)	$(10,538)	$(1,737)	$(1,001)	$(1,713)
Basic and diluted net loss per share [1]	$(0.15)	$(0.11)	$(0.15)	$(0.14)	$(0.51)	$(0.08)	$(0.05)	$(0.08)
Shares used in computation of basic and diluted net loss per share[1]	23,938	23,753	22,485	20,960	20,816	20,699	20,625	20,596
Average paying subscribers[2]	292,760	300,225	302,268	295,531	279,260	266,075	250,934	240,706
Costs and expenses include stock-based compensation as follows:
Cost of revenue	$—	$—	$—	$—	$2	$2	$2	$2
Sales and marketing	38	36	37	34	21	17	18	20
Customer service	—	—	—	—	1	—	1	—
Technical operations	—	2	1	1	29	29	30	30
Development	—	3	3	4	11	10	10	11
General and administrative	153	153	153	149	150	138	138	141
(1)	For information regarding the computation of per share amounts, refer to Note 1 of our consolidated financial statements.
(2)

Represents average paying subscribers calculated as the sum of the average paying subscribers for each month in the period, divided by the three. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $14.7 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $7.8 million for the year ended December 31, 2013 compared to $3.9 million for the same period in 2012. The increase in Christian Networks direct marketing accounted for the majority of change in net cash used in operations.

Net cash used in investing activities was $3.0 million for 2013 compared to $1.8 million for the same period in 2012. Capital expenditures for 2013 and 2012 were $2.7 million and $2.1 million, respectively, representing the purchase of computer hardware and capitalized software. In 2012, the Company received $520,000 in connection with the sale of certain real property received in 2011 as a result of a legal judgment in favor of the Company.

Net cash provided by financing activities was $15.1 million for the year ended December 31, 2013 compared to $1.0 million for 2012. Cash provided by financing activities in 2013 was primarily related to the net proceeds received from the issuance of stock in a public offering of $12.3 million and proceeds received from the exercise of stock options of $2.9 million, compared to proceeds received from the exercise of stock options of $1.1 million for the same period in 2012.

We have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on March 14, 2016.

The per annum interest rate under the Credit Agreement is LIBOR, or the Eurodollar Rate (as defined in the Credit Agreement) under certain circumstances, plus 2.00%. In the event the Company elects to borrow under a base rate loan, the interest rate is increased to the prime rate plus 1.00%. We pay a 0.25% per annum commitment fee on all funds not utilized under the facility, measured on a daily basis.

The Credit Agreement contains financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Credit Agreement also contains covenants regarding Jewish Networks minimum contribution and our ability to repurchase or redeem equity interests or issue dividends up to a specified amount, as well as other covenants, with exceptions, including restrictions on debt, liens, and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit us from obtaining further credit under the Credit Agreement.

On February 13, 2014, we executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) changing the maturity date from February 14, 2014 to March 14, 2014. On March 11, 2014, we executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment, among other things, changed the maturity date to March 14, 2016 and updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA and minimum consolidated revenue during different periods.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of December 31, 2013.

As of December 31, 2013, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first five amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $111,000, respectively. Costs associated with both the original Credit Agreement and the first five amendments thereto were included in prepaid expenses and other, and other assets. The deferred financing costs are amortized to interest (income) expense in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2013 and 2012 were $35,000 and $25,000, respectively.

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

The following table describes our contractual commitments and obligations as of December 31, 2013 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	$1,029	$2,429	$514	$—	$3,972
Other commitments and obligations	355	338	—	—	693
Total contractual obligations	$1,384	$2,767	$514	$—	$4,665

We had commitments and obligations consisting of operating leases, contracts with software licensing, communications, computer hosting and marketing service providers. Other commitments and obligations totaled $355,000 for less than one year and $338,000 for 1-3 years. Contracts with other service providers are for 30 day terms or less. For contingences related to our tax positions, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 10(f) of Regulation S-K, the Company is not required to satisfy the accelerated filer disclosure requirements until the first quarter after the determination date fiscal year. As such, the Company is not required to provide the information under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Internal Control Over Financial Reporting

Annual report on internal controls over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks Inc.

We have audited Spark Network, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Spark Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Spark Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spark Networks, Inc. as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Spark Networks, Inc. and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 13, 2014

ITEM 9B.	OTHER INFORMATION

On February 13, 2014, we executed a Sixth Amendment to the Credit Agreement changing the maturity date from February 14, 2014 to March 14, 2014. On March 11, 2014, we executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment, among other things, changed the maturity date to March 14, 2016 and updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA and minimum consolidated revenue during different periods.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement.” The foregoing description of the amendments to the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of such amendments, copies of which are filed as Exhibits 10.11(g) and 10.11(h) to this annual report on Form 10-K and is incorporated herein by reference.

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

10.1(a)***	2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.1(b)***

Amendment No. 1 to the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009).

10.2***

Form of Stock Option Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(a) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.3***

Form of Restricted Stock Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(b) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.4***

Form of Restricted Stock Unit Agreement for 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(c) of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.5

Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.5(a)	Schedule of Officers and Directors who entered into Indemnification Agreements.

10.6***

Executive Employment Agreement dated effective February 11, 2014 between Spark Networks, Inc. and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014).

10.7***	Stock Award Agreement dated December 16, 2013 with Gregory R. Liberman

10.8(a)***

Employment Agreement dated July 2, 2007 between Spark Networks plc and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.8(b)***

Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.9(a)***

Executive Employment Agreement dated May 16, 2007 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007).

10.9(b)***

Amendment No. 1, dated December 30, 2008, to Executive Employment Agreement between the Registrant and Gregory J. Franchina (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008)

10.10(a)***

Executive Employment Agreement executed November 27, 2007 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

10.10(b)***

Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Brett Zane (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.11(a)

Credit Agreement dated February 14, 2008 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008).

10.11(b)

First Amendment to Credit Agreement dated as of September 29, 2009 among Spark Networks Limited, Spark Networks, Inc., Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009).

10.11(c)

Second Amendment to Credit Agreement dated as of February 7, 2011 among Spark Networks Limited, Spark Networks, Inc., Spark Networks USA, LLC, Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011).

10.11(d)

Third Amendment to Credit Agreement dated as of May 11, 2011 among Spark Networks USA, LLC, Spark Networks, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.11(e)

Fourth Amendment to Credit Agreement dated as of May 7, 2012 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2012).

10.11(f)

Fifth Amendment to Credit Agreement dated as of April 25, 2013 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2013).

10.11(g)

Sixth Amendment to Credit Agreement dated as of February 13, 2014 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto

10.11(h)

Seventh Amendment to Credit Agreement dated as of March 11, 2014 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto.

10.12

Lease between the Irvine Company LLC and Spark Networks USA, LLC dated as of February 1, 2013 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013).

10.13

Underwriting Agreement, dated as of May 1, 2013, by and among Spark Networks, Inc., William Blair & Company, L.L.C. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several Underwriters named in Schedule 1 thereto, and the selling stockholders named in Schedule II thereto (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2013).

10.14

Underwriting Agreement, dated as of November 20, 2013, by and among Spark Networks, Inc., William Blair & Company, L.L.C. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several Underwriters named in Schedule I thereto, and the selling stockholders named in Schedule II thereto (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2013).

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

***	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.
Note:	Filings on Forms 10-K, 10-Q, and 8-K are under SEC File No. 001-32750.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 13, 2014.

SPARK NETWORKS, INC.
/s/ Gregory R. Liberman
Gregory R. Liberman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory R. Liberman	Chairman, Chief Executive Officer (Principal Executive Officer) and President	March 13, 2014
Gregory R. Liberman
/s/ Brett A. Zane	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014
Brett A. Zane
/s/ Jonathan B. Bulkeley	Director	March 13, 2014
Jonathan B. Bulkeley
/s/ Benjamin Derhy	Director	March 13, 2014
Benjamin Derhy
Director
David Hughes
/s/ Thomas G. Stockham	Director	March 13, 2014
Thomas G. Stockham
Director
Vince Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spark Networks, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 13, 2014

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except stock data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$14,723	$10,458
Restricted cash	1,296	1,232
Accounts receivable, net of allowance of $0	1,569	1,510
Deferred tax asset – current	10	8
Prepaid expenses and other	1,787	861
Total current assets	19,385	14,069
Property and equipment, net	3,901	3,133
Goodwill	9,305	8,861
Intangible assets, net	2,269	2,143
Deferred tax asset — non-current	186	5
Deposits and other assets	208	153
Total assets	$35,254	$28,364
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,516	$1,093
Accrued liabilities	5,761	5,339
Deferred revenue	8,830	8,128
Deferred tax liability — current portion	526	257
Total current liabilities	16,633	14,817
Deferred tax liability	1,781	1,413
Other liabilities — non-current	1,717	588
Total liabilities	20,131	16,818
Commitments and contingencies (Note 11)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 24,001,937 and 20,945,364 shares of Common Stock issued and outstanding at December 31, 2013 and 2012, respectively, at stated value of:	24	21
Additional paid-in-capital	70,747	54,857
Accumulated other comprehensive income.	776	712
Accumulated deficit	(56,424)	(44,044)
Total stockholders’ equity	15,123	11,546
Total liabilities and stockholders’ equity	$35,254	$28,364

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$69,409	$61,743	$48,493
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	55,958	49,216	28,955
Sales and marketing	5,601	3,991	3,722
Customer service	2,902	2,534	1,980
Technical operations	1,167	1,363	1,367
Development	3,129	3,346	2,710
General and administrative	10,494	8,787	8,068
Depreciation	1,987	1,673	1,320
Amortization of intangible assets other than goodwill	20	13	370
Impairment of goodwill, long-lived assets and other assets	265	0	1,145
Total cost and expenses	81,523	70,923	49,637
Operating loss	(12,114)	(9,180)	(1,144)
Interest (income) expense and other, net	(229)	(238)	162
Loss before income taxes	(11,885)	(8,942)	(1,306)
Provision for income taxes	495	6,047	305
Net loss	$(12,380)	$(14,989)	$(1,611)
Net loss per share—basic and diluted	$(0.54)	$(0.72)	$(0.08)
Weighted average shares outstanding—basic and diluted	22,795	20,781	20,591
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$64	$40	$(101)
Total other comprehensive income (loss), net of tax	64	40	(101)
Comprehensive loss	$(12,316)	$(14,949)	$(1,712)

	Years Ended December 31,
Stock-Based Compensation	2013	2012	2011
(in thousands)
Cost of revenue	$—	$8	$8
Sales and marketing	145	76	80
Customer service	—	2	—
Technical operations	4	118	119
Development	10	42	42
General and administrative	608	567	657

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2010	20,587	$21	$52,020	$773	$(27,444)	$25,370
Issuance of common stock upon exercise of stock options	8	—	21	—	—	21
Excess tax benefits from stock-based comp	—	—	67	—	—	67
Foreign currency translation adjustments, net of tax	—	—	0	(101)	—	(101)
Stock-based compensation	—	—	906	—	—	906
Net loss	—	—	—	—	(1,611)	(1,611)
BALANCE, December 31, 2011	20,595	$21	$53,014	$672	$(29,055)	$24,652
Issuance of common stock upon exercise of stock options	350	—	1,053	—	—	1,053
Excess tax provisions from stock-based comp	—	—	(23)	—	—	(23)
Foreign currency translation adjustments, net of tax	—	—	—	40	—	40
Stock-based compensation	—	—	813	—	—	813
Net loss	—	—	—	—	(14,989)	(14,989)
BALANCE, December 31, 2012	20,945	$21	$54,857	$712	$(44,044)	$11,546
Issuance of common stock upon exercise of stock options	916	1	2,872	—	—	2,873
Issuance of common stock in a public offering	2,141	2	12,251	—	—	12,253
Foreign currency translation adjustments, net of tax	—	—	—	64	—	64
Stock-based compensation	—	—	767	—	—	767
Net loss	—	—	—	—	(12,380)	(12,380)
BALANCE, December 31, 2013	24,002	$24	$70,747	$776	$(56,424)	$15,123

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(12,380)	$(14,989)	$(1,611)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,007	1,686	1,690
Impairment of goodwill, long-lived assets and other assets	265	—	1,145
Stock-based compensation	767	813	906
Non-current taxes payable and other	12	(534)	96
Foreign exchange (gain) loss on intercompany loan	(297)	(124)	337
Income from asset received from legal judgment	—	(151)	(247)
Excess tax benefits (provisions) from stock-based compensation	—	23	(67)
Deferred taxes	454	5,897	(96)
Changes in operating assets and liabilities:
Accounts receivable, net	(59)	(364)	(299)
Restricted cash	(64)	(274)	38
Prepaid expenses and other assets	(258)	336	(128)
Accounts payable and accrued liabilities	782	1,414	(100)
Deferred revenue	702	2,405	1,392
Other liabilities	255	—	—
Net cash (used in) provided by operating activities	(7,814)	(3,862)	3,056
Cash flows from investing activities:
Sales of property and equipment	—	520	—
Purchases of property and equipment	(2,689)	(2,081)	(1,583)
Purchases of businesses and intangible assets	(358)	(255)	(356)
Net cash used in investing activities	(3,047)	(1,816)	(1,939)
Cash flows from financing activities:
Proceeds from issuance of stock in a public offering	12,253	—	—
Proceeds from issuance of stock from exercise of stock options	2,873	1,053	21
Excess tax (provision) benefit from stock-based compensation	—	(23)	67
Net cash provided by financing activities	15,126	1,030	88
Net increase (decrease) in cash	4,265	(4,648)	1,205
Cash and cash equivalents at beginning of year	10,458	15,106	13,901
Cash and cash equivalents at end of year	$14,723	$10,458	$15,106
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$61	$45	$192

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

The common stock of Spark Networks, Inc., a Delaware corporation (the “Company”), is traded on the NYSE MKT.

On December 31, 2010, Spark Networks Limited (“SNUK”) distributed its shareholdings in each of HurryDate, LLC; MingleMatch, Inc.; Kizmeet, Inc.; SN Holdco, LLC; SN Events, Inc.; Reseaux Spark Canada Ltd. and Spark SocialNet, Inc. by transferring its shares in those companies to Spark Networks, Inc. Spark Networks, Inc. subsequently transferred all of its shares in the same companies to LOV USA, LLC, a newly formed and wholly owned subsidiary of Spark Networks, Inc. SNUK continues to hold all of the shares of Spark Networks (Israel) Limited and JDate Limited. In addition, SNUK now holds all of the shares of Spark Networks USA, LLC, a newly formed subsidiary into which SNUK has transferred all of its United States based assets.

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

The financial statements of the Company’s foreign subsidiaries are prepared using the local currency as the subsidiary’s functional currency. The Company translates the assets and liabilities using period-end rates of exchange, and revenue and expenses using average rates of exchange for the year. The resulting translation gain or loss is included in accumulated other comprehensive loss and is excluded from net loss.

The nature of the intercompany loan between the Company and its Israel subsidiary is classified as a loan which the Company expects to be settled. The foreign exchange gains and losses related to this loan are recorded as part of net loss and excluded from accumulated other comprehensive loss. For the years ended December 31, 2013 and 2012, the Company recorded a foreign exchange loss of $297,000 and $124,000, respectively, related to the intercompany loan.

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

As of December 31, 2013 and 2012, the Company had financial assets that consisted of cash and cash equivalents, which were measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with the latest guidance.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents.

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2013 and 2012, the Company had $1.3 million and $1.2 million in restricted cash, respectively.

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for subscription fees, less amounts withheld and presented as restricted cash, pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company reviews its accounts receivable from advertisers on a monthly basis to determine if an allowance is necessary. An allowance was not necessary as of December 31, 2013 or 2012.

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

In accordance with the “Accounting for Web Site Development Costs” guidance, the Company expenses costs related to the planning and post implementation phases of Web site development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for a Web site are included in expenses in the accompanying Consolidated Statements of Operations And Comprehensive Loss.

Capitalized Web site and internal software development costs are recorded under property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2013	2012	2011
Capitalized	$1,849	$1,641	$1,250
Expensed	(1,364)	(1,186)	(850)
Impaired	(265)	—	(45)
Unamortized Balance	$2,651	$2,431	$1,976

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation, which is provided using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the estimated useful life of the asset or remaining term of the lease, whichever is shorter. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s Balance Sheet with the resulting gain or loss, if any, reflected in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions, specifically allocated to reporting units. Intangible assets resulting from the acquisitions of entities are recorded using the purchase method of accounting and estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised mainly of domain names and acquired technologies. Domain names were determined to have indefinite useful lives, thus, they are not amortized. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives.  In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its amortizable intangible assets. If the Company reduces its estimate of the useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. The Company determines its reporting units and operating segments through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance.

The Company reviews the potential of impairment of goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (“ASU”) No. 2011-08 “Goodwill and Other (Topic 350): Testing Goodwill for Impairment” issued by the Financial Accounting Standards Board (“FASB”). If the Company determines that it is more likely than not that its fair value of its reporting units is less than their respective carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. The valuation of goodwill and indefinite lived intangible assets incorporates significant Level 3 unobservable inputs and requires estimates, including the amount and timing of future cash flows. As of December 31, 2013, no impairment of goodwill or intangible assets had been identified. As of December 31, 2013 and 2012, the Company had unamortized goodwill of approximately $9.3 million and $8.9 million, respectively.

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

In 2013, the Company impaired capitalized software development costs of approximately $265,000 related to certain web-based products that failed to perform to Company standards.  There were no impairment charges in 2012.

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

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Direct marketing costs are expensed in the period incurred and primarily represent online marketing, including payments to search engines and affiliates, and offline marketing, including radio, billboard, television and print advertising. For the years ended December 31, 2013, 2012 and 2011, the Company incurred direct marketing costs amounting to approximately $52.1 million, $45.7 million and $25.7 million, respectively.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to salaries for sales and marketing personnel and other associated costs such as business development, consulting, public relations and expenses related to the Company’s travel and events business.

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

Stock-based Compensation

Prior to 2005, the Company did not record tax benefits of deductions resulting from the exercise of share options due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns. Cash flows resulting from tax benefits associated with tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is classified as cash flows from financing activities.

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2013	2012	2011
Expected life in years	4.56-4.75	4.27-5.77	4.56
Dividend per share	—	—	—
Volatility	35.0-43.0%	35.0%	35.0-45.0%
Risk-free interest rate	1.0%	1.0-1.75%	1.4-3.0%

The Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2013, 2012 and 2011, there were three groups of employees whose behavior was significantly different from each other. Therefore, the Company estimated different forfeiture rates for each group.

The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option.

Due to the re-pricing of most options in 2009 and limited option exercise history, the Company is using the “simplified method” calculation, to determine the term of the options. The “simplified method” calculation derives the term by averaging the vesting term with the contractual terms. Option awards to date have generally vested and been expensed in equal annual installments over a four-year period. The “simplified method” allows companies that do not have sufficient historical experience to provide a reasonable basis for an estimate to instead estimate the expected term of a "plain vanilla" option by averaging the time to vesting and the full term of the option. ("Plain vanilla" options are options with the following characteristics: (1) the options are granted at-the-money; (2) exercisability is conditional only upon performing service through the vesting date; (3) if an employee terminates service prior to vesting, the employee would forfeit the options; (4) if an employee terminates service after vesting, the employee would have a limited time to exercise the options (typically 30 to 90 days); and (5) the options are nontransferable and non-hedgeable.) The Company periodically evaluates the applicability of using the simplified method with respect to the characteristics noted above with respect to the Company’s options and will continue to do so as the business continues to evolve.

The risk free interest rates are based on U.S Treasury zero-coupon bonds with similar terms for the periods in which the options were granted.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive loss consists of its reported net loss and foreign currency translation adjustments, net of tax, for the years 2013, 2012 and 2011.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other, accounts payable and accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Net Loss Per Share

The Company calculates and presents the net loss per share on both a basic and diluted basis. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

	For the Year Ended December 31
	(in thousands except per share amounts)
	2013	2012	2011
Net Loss Per Common Share — Basic and Diluted
Net loss applicable to common stock	$(12,380)	$(14,989)	$(1,611)
Weighted average shares outstanding- basic and diluted	22,795	20,781	20,591
Net Loss Per Share – Basic and Diluted	$(0.54)	$(0.72)	$(0.08)

Options to purchase 3.0 million, 3.8 million and 3.5 million shares for fiscal years 2013, 2012 and 2011, respectively, were not included in the computation of diluted net loss per share because the options were anti-dilutive.

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

Recent Accounting Developments

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU No. 2013-11 provides that a liability related to an unrecognized tax benefit (“UTB”) should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward if such settlement is required or expected in the event that the UTB is disallowed.  The Company adopted ASU No. 2013 on January 1, 2014, however, it is not expected that such adoption will have a material impact on the Company’s consolidated financial position or results of operations.

2. Income Taxes

Loss before income taxes:	Year Ended December 31,
(in thousands)	2013	2012	2011
U.S.	$(11,597)	$(8,984)	$(619)
Foreign	(288)	42	(687)
	$(11,885)	$(8,942)	$(1,306)

Income tax expense:	Year Ended December 31,
(in thousands)	2013	2012	2011
Current
Federal	$2	$(22)	$(326)
State	100	143	638
Foreign	49	45	69
	151	166	381
Deferred
Federal	(3,803)	(3,121)	50
State	(552)	95	(160)
Foreign	(25)	5	477
	(4,380)	(3,021)	367
Change in valuation allowance	4,724	8,902	(443)
	$495	$6,047	$305

Reconciliation of effective income tax rate:	Year Ended December 31,
	2013	2012	2011
Provision on earnings at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax (benefit) provision, net of federal (benefit) provision	(0.8)	(1.1)	6.0
Nondeductible expenses	(0.3)	—	0.3
Tax reserves	0.5	2.2	(1.3)
Change in effective tax rates	0.8	1.7	18.6
Foreign tax rate differential	0.3	0.3	9.6
Valuation allowance	39.7	100.0	(8.9)
Write down of deferred tax asset	—	—	34.1
Other	(2.0)	(1.1)	(1.1)
Total provision for income taxes	4.2%	68.0%	23.3%

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

The components of the deferred income tax asset (liability) for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Deferred income tax assets
Net operating loss carry-forward	$10,253	$4,506	$782
Depreciation and amortization	905	1,358	1,655
Compensation accruals	1,655	2,236	2,590
Credits	892	899	913
Other	840	573	496
Total before valuation allowance	14,545	9,572	6,436
Less: Valuation allowance	(14,368)	(9,568)	(649)
Total deferred income tax assets	177	4	5,787
Deferred income tax liabilities
Foreign intangible assets	(1,772)	(1,401)	(1,205)
Other	(517)	(260)	(319)
Total deferred income tax liabilities	(2,289)	(1,661)	(1,524)
Total net deferred income tax	$(2,112)	$(1,657)	$4,263

As of December 31, 2013, the Company has a valuation allowance against its deferred tax assets of approximately $14.4 million. Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. In accordance with ASC 740, cumulative losses in recent years, which the Company defines as the most recent three year period, is considered significant negative evidence in evaluating the realizability of DTAs, that is difficult to overcome. In light of the Company’s recent history of losses, it is not able to conclude that it is more likely than not that its DTAs will be realized and it recorded a valuation allowance against its DTAs, with a corresponding charge to the income tax provision, of approximately $4.7 million as of December 31, 2013.

At December 31, 2013, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $34.7 million and $45.7 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards may be limited based on changes in the percentage ownership of the Company.

At December 31, 2013, the Company also has net operating loss carryovers for Israeli tax purposes of approximately $4.1 million which do not expire.

At December 31, 2013, the Company has federal income tax credit carry-forwards for income tax purposes of approximately $900,000 available to reduce future federal income tax.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2013, deferred tax assets do not include approximately $5.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $5.3 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write-off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital , with any remainder charged to provision for income taxes.

The following table summarizes the activity related to our unrecognized tax positions:

(in thousands)	2013	2012	2011
Balance at beginning of year	$1,225	$975	$839
Additions for tax positions of prior years	—	250	463
Reductions for tax positions of prior years	—	—	(327)
Balance at end of year	$1,225	$1,225	$975

Included in the unrecognized tax benefits of $1.2 million at December 31, 2013 was $900,000 of tax, if recognized, would reduce our annual effective tax rate.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax (benefit) provision.

As of December 31, 2013 and 2012, the Company had recorded a $305,000 and $216,000 accrual for interest and penalties on unrecognized tax benefits, respectively. Interest expense (income) of $89,000, $51,000 and ($31,000) were recognized in the years ended December 31, 2013, 2012 and 2011, respectively. It is reasonably possible that the unrecognized tax benefits decreases by approximately $700,000 over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2010; state and local income tax examinations before 2009; and foreign income tax examinations before 2009. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

3. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
(in thousands)	2013	2012
Computer equipment	$2,222	$2,083
Computer software	7,674	6,060
Furniture, fixtures and equipment	625	694
Leasehold improvements	501	667
	11,022	9,504
Less: Accumulated depreciation	(7,121)	(6,371)
	$3,901	$3,133

Depreciation expense, for the years ended December 31, 2013 and 2012, was $2.0 million and $1.7 million, respectively, and is calculated on the straight-line basis over three years.

4. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of December 31, 2013 and 2012 is related to the purchase of Pointmatch in January 2004, MingleMatch, Inc. in May 2005, and LDSSingles in May 2006. Jewish Networks, Christian Networks and Other Networks are the reporting units with goodwill balances. Jewish Networks goodwill balance at December 31, 2013 and 2012 was $7.4 million. Christian Networks goodwill balance at December 31, 2013 and 2012 was $1.7 million. Other Networks goodwill balance at December 31, 2013 and 2012 was $232,000. The following table shows the activity and balances related to goodwill from January 1, 2012 to December 31, 2013:

(in thousands)	Gross Goodwill		Accumulated Impairments	Net Goodwill
Balance at January 1, 2012	22,417		(13,734)	8,683
Foreign currency translation adjustments	178	(1)	—	178	(1)
Balance at December 31, 2012	$22,595		$(13,734)	$8,861
Foreign currency translation adjustments	444	(1)	—	444	(1)
Balance at December 31, 2013	$23,039		$(13,734)	$9,305
(1)	Foreign currency translation adjustments related to the Jewish Networks reporting unit.

In 2013 and 2012, the Company performed its annual impairment analysis utilizing the qualitative assessment option. Qualitative factors were assessed to determine whether it was necessary to perform the two-step test (quantitative assessment). The analysis concluded that it is more-likely-than-not that the fair values of the Jewish Networks, Christian Networks and Other Networks exceeded their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted for either year.

In 2011, the Company performed its annual impairment analysis utilizing a quantitative assessment. The fair value of the reporting units was estimated based on the market approach and income approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. The Company used a discount rate which reflects the risks and uncertainty related to each reporting unit. The analysis concluded that the estimated reporting units’ fair values exceeded their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted.

Other Intangibles

Finite-lived intangible assets consist of purchased technologies and non-compete agreements which are amortized over their expected periods of benefits (ranging from three to five years). Indefinite-lived intangible assets, consist of purchased domain names and are not amortized. Other intangible assets consist of the following:

	As of December 31, 2013		As of December 31, 2012
(in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technologies	$1,200	$(1,200)	$1,200	$(1,200)
Non-compete	120	(20)	—	—
Domain names	2,169	—	2,143	—
	$3,489	$(1,220)	$3,343	$(1,200)

Amortization expense for finite-lived intangible assets for the years ended December 31, 2013 and 2012 was $20,000 and $13,000, respectively. In 2013 and 2012, no impairment charge was necessary.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2013	2012
	(in thousands)
Advertising	$1,685	$1,789
Compensation	1,715	1,882
Other	2,361	1,668
Total	$5,761	$5,339

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

7. Revolving Credit Facility

The Company and its wholly-owned subsidiary, Spark Networks USA, LLC, have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on March 14, 2016.

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

The Credit Agreement contains financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, minimum consolidated net liquidity and minimum consolidated revenue during different periods. The Credit Agreement also contains covenants regarding Jewish Networks minimum contribution and the Company’s ability to repurchase or redeem equity interests or issue dividends up to a specified amount, as well as other covenants, with exceptions, including restrictions on debt, liens, and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the Company from obtaining further credit under the Credit Agreement.

On February 13, 2014, the parties executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) changing the maturity date from February 14, 2014 to March 14, 2014. On March 11, 2014, the parties executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment, among other things, changed the maturity date to March 14, 2016 and updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA and minimum consolidated revenue during different periods. The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of December 31, 2013.

As of December 31, 2013, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first five amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $111,000, respectively. Costs associated with both the original Credit Agreement and the first five amendments thereto were included in prepaid expenses and other, and other assets. The deferred financing costs are amortized to interest (income) expense in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2013 and December 31, 2012 were $35,000 and $25,000, respectively.

8. Stockholders’ Equity

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.

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

As of December 31, 2013, total unrecognized compensation cost related to non-vested stock options was $1.2 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Granted, weighted average fair value per share	$2.28	$2.02	$1.02
Exercised, weighted average intrinsic value per share	$4.55	$2.89	$0.32
Aggregate intrinsic value of options outstanding and exercisable (in thousands)	$6,093	$12,614	$1,571

Information relating to outstanding stock options is as follows (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Outstanding at December 31, 2011	3,583	$3.14
Granted	665	7.36
Exercised	(350)	3.00
Expired	(12)	4.38
Forfeited	(57)	3.15
Outstanding at December 31, 2012	3,829	$3.88
Granted	152	7.32
Exercised	(951)	3.30
Expired	(5)	3.00
Forfeited	(73)	7.63
Outstanding at December 31, 2013	2,952	$4.19

Option Range Summary

As of December 31, 2013

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$3.18 - $10.00	1,476	5.75	$5.45	850	4.92	$4.40
$3.00	1,372	4.11	$3.00	1,335	4.12	$3.00
$2.18 - $2.99	103	2.55	$2.50	103	2.55	$2.50
	2,952	3.61	$4.19	2,288	3.02	$3.50

Options granted prior to 2006, were priced in foreign currency, weighted average price per share calculations are impacted by foreign currency exchange fluctuations.

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1.0 million and is being recognized over the four year vesting term of the newly issued options. The incremental expenses recognized for the years ended December 31, 2013, 2012 and 2011 were $0, $172,000 and $172,000, respectively.

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

9. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2013, 2012 and 2011 were approximately $378,000, $349,000 and $338,000, respectively.

10. Segment Information

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments. The Company’s has four operating segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which now consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market Web sites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions.

	Years Ended December 31
(in thousands)	2013	2012	2011
Revenue
Jewish Networks	$25,789	$26,034	$27,054
Christian Networks	40,245	31,574	15,742
Other Networks	2,972	3,765	4,925
Offline and Other Businesses	403	370	772
Total Revenue	$69,409	$61,743	$48,493
Direct Marketing Expenses
Jewish Networks	$3,340	$3,111	$3,389
Christian Networks	48,016	41,400	19,356
Other Networks	595	977	2,467
Offline and Other Businesses	123	165	512
Total Direct Marketing Expenses	$52,074	$45,653	$25,724
Unallocated Operating Expense	29,449	25,270	23,913
Operating Loss	$(12,114)	$(9,180)	$(1,144)

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

The Company operates several international Web sites; however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenue represents sales generated outside the U.S. where the Company has its principal operations. Revenue and identifiable long-lived assets (excluding deferred tax assets, goodwill and intangibles) by geographical area are as follows:

	Years Ended December 31
(in thousands)	2013	2012	2011
Revenue
United States	$65,354	$57,734	$44,358
Israel	4,055	4,009	4,135
Total Revenue	$69,409	$61,743	$48,493

	As of December 31,
	2013	2012
Long-Lived Assets
United States	$3,961	$3,144
Israel	148	142
Total Long-Lived Assets	$4,109	$3,286

11. Commitments and Contingencies

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending (amounts in thousands)
2014	$1,029
2015	930
2016	777
2017	722
2018	514
Total	$3,972

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

The Company recognized rent expense under operating leases of $0.8 million, $1.0 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Commitments and Obligations

The Company has other non-cancelable commitments and obligations consisting of contracts with software licensing, communications and marketing service providers. These amounts totaled $355,000 for less than one year and $338 between one and three years. Contracts with other service providers are for terms less than one year.

Year Ending (in thousands)
2014	$355
2015	338
2016	-
Total	$693

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The Court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. On September 4, 2012, Spark Networks filed its Answer to the Complaint. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014. On January 22, 2014, the Court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. As of March 28, 2013, the e-mail publishers responsible for distributing the e-mails at issue in this litigation have agreed to furnish a complete defense to the Company, through independent counsel at their own expense, pursuant to contractual indemnification provisions.  The parties reached a settlement in principle to resolve the action on December 10, 2013, and are currently in the process of documenting the settlement for court approval.

Adconion v. Spark Networks USA, LLC

On December 18, 2013, Adconion Direct, Inc. (“Adconion”) filed a breach of contract lawsuit in the Superior Court of California of Los Angeles.  Adconion alleges that it is a successor-in-interest to Frontline Direct Inc., with which Spark contracted for the placement of online advertisements.  Adconion contends that it has performed all of its obligations pursuant to this contract, and that Spark failed to pay the January and February 2013 invoices, which total approximately $438,000 and are included in accounts payable as of December 31, 2013.  Spark filed an answer to the complaint on February 3, 2014 along with a cross complaint against Adconion for breach of contract, breach of the implied covenant of good faith and fair dealing, express contractual indemnity, fraudulent concealment and negligent interference with prospective economic advantage.

California Unruh Act Litigation
Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging a single claim seeking an injunction and statutory, general and compensatory, treble and punitive damages as well as attorneys’ fees and costs and pre-judgment interest based on the allegation that Spark Networks’ ChristianMingle website violates California’s Unruh Civil Rights Act by allegedly discriminating based on sexual orientation. On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative class action complaint (the “Complaint”) in the Superior Court for the State of California, County of San Francisco alleging a single claim against Spark Networks, Inc., seeking an injunction and statutory, general, compensatory and punitive damages as well as attorneys’ fees, costs and pre-judgment interest, based on the allegation that certain of the Company’s websites violate California’s Unruh Civil Rights Act by allegedly discriminating based on sexual orientation.

Israeli Consumer Actions
Ben-Jacob vs. Spark Networks (Israel) Ltd. and Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action lawsuits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group.

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

12. Related Party Transactions

In January 2012, the Company entered into an agreement with Ultra Unlimited Corp., a software development firm, to develop and initially operate a Web site for the Company and to provide the Company with certain software. The Chief Executive Officer of Ultra Unlimited Corp. is the brother of Michael Kumin, a former director of the Company. Michael Kumin and Jonathan Bulkeley, also a director of the Company, have informed the Company that they are individual investors in Ultra Unlimited Corp. The Company paid Ultra Unlimited Corp. $18,000 and $159,000 for services rendered in 2013 and 2012, respectively.

In December 2011, the Company entered into a three year operating lease with Latisys-Irvine, Inc., a colocation and data center operator to provide colocation, cages, connectivity and other related equipment and services. Great Hill Partners, a former owner of more than 5% of the Company’s stock, has informed the Company that it has an ownership position in Latisys-Irvine, Inc. The Company paid $271,000 and $189,000 for services rendered by Latisys-Irvine, Inc. in 2013 and 2012, respectively.

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

	Three Months Ended
(in thousands, except per share amount)	Dec. 31, 2013	Sept.30, 2013	June 30, 2013	March 31, 2013	Dec.31, 2012	Sept.30, 2012	June 30, 2012	March 31, 2012

Consolidated Statement of Operations Data:
Revenue	$17,204	$17,361	$17,581	$17,263	$16,271	$15,871	$15,046	$14,555
Cost of revenue	13,911	13,620	14,770	13,657	13,491	12,901	10,976	11,848
Sales and marketing	1,629	1,423	1,287	1,262	1,015	1,020	983	973
Customer service	765	746	688	703	647	652	622	613
Technical operations	280	288	267	332	296	362	355	350
Development	799	746	793	791	797	859	844	846
General and administrative	2,790	2,496	2,274	2,934	2,237	2,260	2,052	2,238
Depreciation	533	529	472	453	431	426	413	403
Amortization	10	10	—	—	—	—	—	13
Impairment of goodwill and other assets	—	—	265	—	—	—	—	—
Total cost and expenses	20,717	19,858	20,816	20,132	18,914	18,480	16,245	17,284
Loss from operations	(3,513)	(2,497)	(3,235)	(2,869)	(2,643)	(2,609)	(1,199)	(2,729)
Interest expense (income) and other, net	(56)	(77)	(43)	(53)	(188)	(36)	113	(127)
Loss before income taxes	(3,457)	(2,420)	(3,192)	(2,816)	(2,455)	(2,573)	(1,312)	(2,602)
Provision (benefit)for income taxes	92	195	84	124	8,083	(836)	(311)	(889)
Net loss	$(3,549)	$(2,615)	$(3,276)	$(2,940)	$(10,538)	$(1,737)	$(1,001)	$(1,713)
Net loss per share–Basic and diluted	$(0.15)	$(0.11)	$(0.15)	$(0.14)	$(0.51)	$(0.08)	$(0.05)	$(0.08)
Shares used in computation of basic and diluted net loss per share	23,938	23,753	22,485	20,960	20,816	20,699	20,625	20,596

14. Subsequent Events (unaudited)

The Company evaluated subsequent events through the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

In December 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of common stock. From January 1, 2014 up until March 13, 2014, the Company repurchased an aggregate of 271,117 shares of common stock at average process between shares of common stock at average prices between $4.57 and $6.00. Based on these repurchases, the Company may repurchase a remaining amount of up to $3.5 million of common stock. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion.