Form 10-Q
period 2014-03-31
SPARK NETWORKS INC
filed 2014-05-12
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller-Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The registrant had 23,832,938 shares of common stock, par value $0.001 per share, outstanding as of May 9, 2014.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,938	$14,723
Restricted cash	1,279	1,296
Accounts receivable, net of allowance of $0	1,263	1,569
Deferred tax asset – current	11	10
Prepaid expenses and other	1,800	1,787
Total current assets	15,291	19,385
Property and equipment, net	3,949	3,901
Goodwill	9,274	9,305
Intangible assets, net	2,259	2,269
Deferred tax asset – non-current	157	186
Deposits and other assets	212	208
Total assets	$31,142	$35,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,969	$1,516
Accrued liabilities	5,061	5,761
Deferred revenue	8,963	8,830
Deferred tax liability – current	526	526
Total current liabilities	16,519	16,633
Deferred tax liability – non-current	1,784	1,781
Other liabilities	1,705	1,717
Total liabilities	20,008	20,131
Commitments and contingencies (Note 10)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 23,800,958 and 24,001,937 shares of Common Stock issued and outstanding at March 31, 2014 and December 31, 2013, respectively:	26	24
Additional paid-in-capital	69,649	70,747
Accumulated other comprehensive income	775	776
Accumulated deficit	(59,316)	(56,424)
Total stockholders’ equity	11,134	15,123
Total liabilities and stockholders’ equity	$31,142	$35,254

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$16,616	$17,263
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	12,364	13,657
Sales and marketing	1,562	1,262
Customer service	788	703
Technical operations	341	332
Development	859	791
General and administrative	2,957	2,934
Depreciation	517	453
Amortization of intangible assets other than goodwill	10	—
Total cost and expenses	$19,398	$20,132
Operating loss	(2,782)	(2,869)
Interest expense (income) and other, net	31	(53)
Loss before income taxes	(2,813)	(2,816)
Provision for income taxes	79	124
Net loss	$(2,892)	$(2,940)
Net loss per share—basic and diluted	$(0.12)	$(0.14)
Weighted average shares outstanding – basic and diluted	23,922	20,960
Comprehensive loss	$(2,893)	$(2,920)

Stock-based compensation:	Three Months Ended March 31,
	2014	2013
Cost of revenue	$—	$—
Sales and marketing	38	34
Customer service	—	—
Technical operations	—	1
Development	—	4
General and administrative	140	149

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,892)	$(2,940)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	527	453
Foreign exchange gain on intercompany loan	(20)	(79)
Stock-based compensation	178	188
Deferred taxes	31	108
Changes in operating assets and liabilities:
Accounts receivable, net	306	138
Restricted cash	17	(95)
Prepaid expenses and other assets	17	(424)
Accounts payable and accrued liabilities	(247)	(783)
Deferred revenue	133	1,260
Other liabilities	13	9
Net cash used in operating activities	(1,937)	(2,165)
Cash flows from investing activities:
Purchases of property and equipment	(572)	(484)
Purchases of intangible assets	—	(3)
Net cash used in investing activities	(572)	(487)
Cash flows from financing activities:
Proceeds from issuance of stock from exercise of stock options	216	166
Repurchases of common stock	(1,492)	—
Net cash (used in) provided by financing activities	(1,276)	166
Net decrease in cash and cash equivalents	(3,785)	(2,486)
Cash and cash equivalents at beginning of period	14,723	10,458
Cash and cash equivalents at end of period	$10,938	$7,972
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	4

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

Membership to the Company’s online services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company typically charges a subscription fee for varying subscription lengths (typically, one, three and six months) to members, allowing them to initiate communication with other members and subscribers utilizing the Company’s onsite communication tools, including anonymous email, instant messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying subscribers.

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

The consolidated financial statements on this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2013.

2.	Adoption of New Accounting Principles

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU No. 2013-11 provides that a liability related to an unrecognized tax benefit (“UTB”) should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward if such settlement is required or expected in the event that the UTB is disallowed.  The Company adopted ASU No. 2013-11 on January 1, 2014. The effect of this adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	Net Loss Per Share

The Company calculates and presents the net loss per share on both a basic and diluted basis. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

	For the Three Months March 31,
	2014	2013

Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(2,892)	$(2,940)
Weighted average shares outstanding – basic and diluted	23,922	20,960
Net Loss Per Share – Basic and Diluted	$(0.12)	$(0.14)

For the three months ended March 31, 2014 and 2013, all stock options granted during each period have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

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

On February 13, 2014, the parties executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) changing the maturity date from February 14, 2014 to March 14, 2014. On March 11, 2014, the parties executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment, among other things, changed the maturity date to March 14, 2016 and updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA and minimum consolidated revenue during different periods. The Company was in compliance with the Credit Agreement’s customary affirmative and negative covenants, as of March 31, 2014.

As of March 31, 2014, there were no outstanding borrowings under the Credit Agreement. In connection with the original Credit Agreement and the first seven amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $126,000, respectively. Costs associated with both the original Credit Agreement and the first seven amendments thereto were included in prepaid expenses and other, and other assets. The deferred financing costs are amortized to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement.  Amortization expense for the deferred financing costs for the three months ended March 31, 2014 and 2013 was $4,000 and $7,000, respectively.

5.	Impairment of Long-lived Assets

During the three months ended March 31, 2014 and 2013, the Company did not record any impairment charges related to long-lived assets.

6.	Stockholders’ Equity

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock.  The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.  During the three months ended March 31, 2014, the Company repurchased 271,117 shares of common stock at a weighted average price of $5.50.  All stock repurchased has been retired.

On May 7, 2013, the Company issued 2,140,000 shares of its common stock at $6.25 per share in an underwritten public offering. The proceeds to the Company, net of $1.1 million of underwriting fees and offering expenses, were $12.3 million.

7.	Stock-Based Compensation

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

As of March 31, 2014, total unrecognized compensation cost related to non-vested stock options was $1.1 million. This cost is expected to be recognized over a weighted-average period of 2 years.

The following table describes option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Outstanding at December 31, 2013	2,952	$4.19
Granted	100	4.87
Exercised	(70)	3.06
Forfeited	(29)	6.21
Expired	—	—
Outstanding at March 31, 2014	2,953	$4.24

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

8.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2014.

Foreign Currency Translation
(all balances are in thousands, net of $0 tax)
Balance at December 31, 2013	$776
Other comprehensive income before reclassifications	(1)
Amounts reclassified from accumulated other comprehensive income	—
Balance at March 31, 2014	$775

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014.

9.	Segment Information

Segment reporting requires the use of the management approach in determining operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il and their respective co-branded websites; (2) Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market websites, as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions.

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue
Jewish Networks	$6,124	$6,452
Christian Networks	9,789	9,908
Other Networks	610	815
Offline & Other Businesses	93	88
Total revenue	$16,616	$17,263

Direct marketing expenses
Jewish Networks	$1,115	$751
Christian Networks	10,104	11,722
Other Networks	142	199
Offline & Other Businesses	25	26
Total direct marketing expenses	$11,386	$12,698

Unallocated operating expenses	8,012	7,434
Operating loss	$(2,782)	$(2,869)

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

10.	Commitments and Contingencies

Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of litigation and claims.

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending (amounts in thousands)
2014	$781
2015	777
2016	777
2017	722
2018 and thereafter	514

Total	$3,571

11.	Income Taxes

The Company did not recognize tax benefit for losses incurred in the three months ended March 31, 2014, as the Company recorded a valuation allowance against deferred tax assets. The Company recorded a provision for income tax of $79,000 for the three months ended March 31, 2014 which consists of $36,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $22,000 of foreign and state current tax and $21,000 related to interest accrued on its unrecognized tax benefits.

12.	Related Party Transactions

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of related party transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands; and continue to depend upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of our 2013 Annual Report.

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

There were no significant changes to our critical accounting policies during the three months ended March 31, 2014, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended March 31,
Average Paying Subscribers	2014	2013
Jewish Networks	80,395	85,200
Christian Networks	189,251	186,896
Other Networks	16,396	23,435
Total Average Paying Subscribers	286,042	295,531

Average paying subscribers for the Jewish Networks segment decreased 5.6% to 80,395 for the three months ended March 31, 2014 compared to 85,200 for the same period last year. The decrease can be primarily attributed to certain affiliate-driven email deliverability issues we experienced in the first quarter of 2014, an increase in failed renewal transactions as a result of credit and debit card turnover associated with a security breach at a major US-based retailer and longer-term brand-focused marketing investments in our international operations. During the first quarter of 2014, some of our email affiliates conducted their business in violation of our terms and conditions and in a manner considered unacceptable by certain email internet service providers.  As a result, for a significant portion of the first quarter of 2014, certain internet service providers either prevented emails sent by us from reaching our members or placed our emails into our members’ email spam box.  The reduction of email communication from our Company to our members negatively affected our ability to convert non-paying members into paying subscribers.  We resolved this issue in early March 2014.  Average paying subscribers for the Christian Networks segment increased 1.3% to 189,251 for the three months ended March 31, 2014 compared to 186,896 for the same period last year. The growth in the average paying subscriber base reflects the meaningful direct marketing investments we have made over the past year in this segment and an increase in renewal rates for our paying subscribers. We experienced similar email deliverability and payment card renewal issues for the Christian Networks segments as we did for the Jewish Networks segment, and believe our average paying subscriber base would have grown even more had those issues not existed. Average paying subscribers for the Other Networks segment decreased 30.0% to 16,396 for the three months ended March 31, 2014 compared to 23,435 for the same period last year.  The decrease in the average paying subscribers in this segment reflects the elimination of certain inefficient marketing investments made in prior periods.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%

Cost and expenses:
Cost of revenue	74.4	79.1
Sales and marketing	9.4	7.3
Customer service	4.7	4.1
Technical operations	2.1	1.9
Development	5.2	4.6
General and administrative	17.7	17.0
Depreciation	3.1	2.6
Amortization of intangible assets	0.1	—
Impairment of goodwill and other assets	—	—
Total cost and expenses	116.7	116.6
Operating loss	(16.7)	(16.6)
Interest expense (income) and other, net	0.2	(0.3)
Loss before income taxes	(16.9)	(16.3)
Provision (benefit) for income taxes	0.5	0.7
Net loss	(17.4)%	(17.0)%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 5.0% and 4.1% of our revenue for the three months ended March 2014 and 2013, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them for a term equal to their initial plan lengths.

Revenue decreased 3.7% to $16.6 million for the three months ended March 31, 2014 as compared to $17.3 million in the same period of 2013.  The decrease was primarily attributable to declines in subscription revenue in our Jewish and Other Networks segments.

Revenue for Christian Networks decreased 1.2% to $9.8 million for the three months ended March 31, 2014 as compared to $9.9 million for the same period in 2013. This decrease was primarily attributable to a decrease in the monthly average revenue per user (“ARPU”) reflecting a shift in subscriptions sold from one month plans to longer-term, lower ARPU plans.

Revenue for the Jewish Networks decreased 5.1% to $6.1 million for the three months ended March 31, 2014 as compared to $6.5 million for the same period in 2013. The decline was primarily attributable to a 5.6% decrease in average paying subscribers due to the factors noted above.

Revenue for our Other Networks segment decreased 25.2% to $610,000 for the three months ended March 31, 2014 as compared to $815,000 for the same period in 2013.  The decrease in revenue was primarily due to a decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments.

Revenue for the Offline & Other Businesses segment increased 5.7% to $93,000 for the three months ended March 31, 2014 as compared to $88,000 in the same period in 2013.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses for the three months ended March 31, 2014 decreased 3.6% to $19.4 million, as compared to $20.1 million in the same period in 2013.  The decrease was primarily attributable to a $1.3 million decrease in cost of revenue, partially offset by increased sales and marketing expense.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 9.5% to $12.4 million for the three months ended March 31, 2014 as compared to $13.7 million in the same period in 2013. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 13.8% to $10.1 million for the three months ended March 31, 2014 as compared to $11.7 million for the same period in 2013. The lower direct marketing expense primarily reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel.  Sales and marketing expenses increased 23.8% to $1.6 million for the three months ended March 31, 2014 as compared to $1.3 million in the same period in 2013.  The increase can be primarily attributed to growth in compensation expense, consulting fees and public relations expenses.  Compensation expense increased by approximately $111,000, reflecting the expansion of our product, customer acquisition, and Christian media business teams in the second half of 2013.  Consulting fees increased by approximately $149,000, reflecting efforts to build out our Christian media business and services provided by our media attribution consulting firm. We experienced an increase in public relations expense of approximately $45,000, primarily reflecting activities focused on promoting the JDate.com brand.

Customer service.  Customer service expenses consist primarily of personnel costs associated with our customer service centers.  The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.  Customer service expenses increased 12.1% to $788,000 for the three months ended March 31, 2014 as compared to $703,000 in the same period in 2013.  The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our growing Christian networks business.

Technical operations.  Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.  Technical operations expenses increased 2.7% to $341,000 for the three months ended March 31, 2014 as compared to $332,000 in the same period in 2013.  The increase is primarily due to higher compensation expense, primarily associated with slightly higher employee headcount and share based compensation expense.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 8.6% to $859,000 for the three months ended March 31, 2014 as compared to $791,000 in the same period in 2013.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 0.8% to $3.0 million for the three months ended March 31, 2014 as compared to $2.9 million in the same period in 2013.  The increase can be primarily attributed to higher legal fees.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expense increased 14.1% to $517,000 for the three months ended March 31, 2014 as compared to $453,000 in the same period of 2013.  The increase was primarily attributable to higher capitalized software costs.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $10,000 for amortization expenses for the three months ended March 31, 2014, as compared to $0 in the same period of 2013.

Interest expense (income) and other, net.  Interest expense (income) and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest (income) expense and other, net was $31,000 of expense for the three months ended March 31, 2014 as compared to $53,000 of income in the same period in 2013. The change was primarily due to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision for income taxes. We did not recognize a tax benefit for losses incurred for the three months ended March 31, 2014, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $79,000 for the first quarter of 2014 which consists of $22,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $36,000 of foreign and state current tax and $21,000 related to interest accrued on unrecognized tax benefits.

Net loss.  Net loss was $2.9 million for the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $10.9 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $1.9 million for the first three months in 2014 compared to $2.2 million for the same period in 2013.  The change primarily resulted from lower net loss and an increase in cash from working capital.

Net cash used in investing activities was $572,000 for the first three months in 2014 compared to $487,000 for the same period in 2013.  The change was primarily attributable to an increase in purchased equipment and capitalized software.

Net cash used in financing activities was $1.3 million during the first three months in 2014 as compared to cash provided by operating activities of $166,000 for the same period in 2013.  Cash used in financing activities during the first quarter of 2014 primarily reflects $1.5 million in common stock repurchases, partially offset by $216,000 in proceeds from the exercise of stock options. Cash provided by financing activities during the first quarter in 2013 was primarily related to cash proceeds received from the exercise of certain stock options.

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

On February 13, 2014, we executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) which changed the maturity date from February 14, 2014 to March 14, 2014. On March 11, 2014, we executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment, among other things, changed the maturity date to March 14, 2016 and updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA and minimum consolidated revenue during different periods.

As of March 31, 2014, there was no outstanding amount under the Credit Agreement. Additionally, we were in compliance with all customary affirmative and negative covenants as of March 31, 2014.

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

Contractual Obligations

For information about contractual obligations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2013.

ITEM 3.	Quantitative AND Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Various transactions (including sales, operating expenses and tax liabilities) that occur primarily in Israel are denominated in the New Israeli Shekel and are exposed to exchange rate fluctuations when converted to our reporting currency. As a result, our earnings are at risk as it relates to exchange rate fluctuations. We are also subject to certain translation and economic exposures related to the net investment in our Israeli subsidiary.

A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies, principally the New Israeli Shekel. Fluctuations in these currencies relative to the United States Dollar will result in transaction gains or losses included in net earnings.

As of March 31, 2014, we held cash funds of approximately $568,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other information

ITEM 1.	LEGAL PROCEEDINGS

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of litigation and claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2013, we announced that our Board of Directors authorized the repurchase of up to $5.0 million of our common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that we deem appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in our sole discretion. We are not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.

During the three months ended March 31, 2014, we made the following stock repurchases:

Period (2014)	Total number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	43,167	$5.87	43,167	4,746,787
Feb 1 - Feb 28	135,180	$5.81	135,180	3,960,783
Mar 1 – Mar 31	92,770	$4.88	92,770	3,508,136
Total	271,117	$5.50	271,117	3,508,136

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On February 13, 2014, we executed a Sixth Amendment to the Credit Agreement with Bank of America which changed the maturity date from February 14, 2014 to March 14, 2014. On March 11, 2014, the parties executed a Seventh Amendment to the Credit Agreement.  The Seventh Amendment, among other things, changed the maturity date to March 14, 2016 and updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA and minimum consolidated revenue during different periods.

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit No.	Description
10.1

Sixth Amendment to Credit Agreement dated as of February 13, 2014 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.11(g) of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.2

Seventh Amendment to Credit Agreement dated as of March 11, 2014 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.11(h) of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

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

Date: May 12, 2014