Form 10-Q
period 2014-06-30
SPARK NETWORKS INC
filed 2014-08-11
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The registrant had 23,987,403 shares of common stock, par value $0.001 per share, outstanding as of August 8, 2014.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,083	$14,723
Restricted cash	1,222	1,296
Accounts receivable, net of allowance of $0	1,400	1,569
Deferred tax asset – current	15	10
Prepaid expenses and other	695	1,787
Total current assets	13,415	19,385
Property and equipment, net	3,982	3,901
Goodwill	9,370	9,305
Intangible assets, net	2,492	2,269
Deferred tax asset – non-current	47	186
Deposits and other assets	270	208
Total assets	$29,576	$35,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,548	$1,516
Accrued liabilities	5,154	5,761
Deferred revenue	8,331	8,830
Deferred tax liability – current	526	526
Total current liabilities	15,559	16,633
Deferred tax liability – non-current	1,821	1,781
Other liabilities	1,713	1,717
Total liabilities	19,093	20,131
Commitments and contingencies (Note 10)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 23,915,875 and 24,001,937 shares of Common Stock issued and outstanding at June 30, 2014 and December 31, 2013, respectively:	26	24
Additional paid-in-capital	70,121	70,747
Accumulated other comprehensive income	787	776
Accumulated deficit	(60,451)	(56,424)
Total stockholders’ equity	10,483	15,123
Total liabilities and stockholders’ equity	$29,576	$35,254

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$15,757	$17,581	$32,373	$34,844
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	8,866	14,770	21,230	28,427
Sales and marketing	1,369	1,287	2,931	2,549
Customer service	763	688	1,551	1,391
Technical operations	300	267	641	599
Development	900	793	1,759	1,584
General and administrative	4,069	2,274	7,026	5,208
Depreciation	523	472	1,040	925
Amortization of intangible assets other than goodwill	10	—	20	—
Impairment of long-lived assets	—	265	—	265
Total cost and expenses	$16,800	$20,816	$36,198	$40,948
Operating loss	(1,043)	(3,235)	(3,825)	(6,104)
Interest (income) expense and other, net	(48)	(43)	(17)	(96)
Loss before income taxes	(995)	(3,192)	(3,808)	(6,008)
Provision for income taxes	140	84	219	208
Net loss	$(1,135)	$(3,276)	$(4,027)	$(6,216)
Net loss per share—basic and diluted	$(0.05)	$(0.15)	$(0.17)	$(0.29)
Weighted average shares outstanding – basic and diluted	23,851	22,485	23,886	21,745
Comprehensive loss	$(1,123)	$(3,274)	$(4,016)	$(6,194)

Stock-based compensation:	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales and marketing	$38	$37	$76	$71
Technical operations	—	1	—	2
Development	—	3	—	7
General and administrative	112	153	252	302

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,027)	$(6,216)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,060	925
Impairment of long-lived assets	-	265
Foreign exchange gain on intercompany loan	42	(116)
Stock-based compensation	328	382
Deferred taxes	183	168
Changes in operating assets and liabilities:
Accounts receivable, net	169	180
Restricted cash	74	(131)
Prepaid expenses and other assets	921	(443)
Accounts payable and accrued liabilities	(575)	(791)
Deferred revenue	(499)	896
Other liabilities	-	90
Net cash used in operating activities	(2,324)	(4,791)
Cash flows from investing activities:
Purchases of property and equipment	(1,121)	(1,176)
Purchases of intangible assets	(243)	(3)
Net cash used in investing activities	(1,364)	(1,179)
Cash flows from financing activities:
Proceeds from issuance of stock from exercise of stock options	540	1,661
Net proceeds from issuance of common stock	-	12,258
Repurchases of common stock	(1,492)	-
Net cash (used in) provided by financing activities	(952)	13,919
Net (decrease) increase in cash and cash equivalents	(4,640)	7,949
Cash and cash equivalents at beginning of period	14,723	10,458
Cash and cash equivalents at end of period	$10,083	$18,407
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20	18

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU No. 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company is currently assessing the impact the guidance will have upon adoption.

3.Net Loss Per Share

The Company calculates and presents the net loss per share on both a basic and diluted basis. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

	For the Three Months June 30,		For the Six Months June 30,
	2014	2013	2014	2013

Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(1,135)	$(3,276)	$(4,027)	$(6,216)
Weighted average shares outstanding – basic and diluted	23,851	22,485	23,886	21,745
Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.15)	$(0.17)	$(0.29)

For the three and six months ended June 30, 2014 and 2013, all stock options granted during each period have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

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

On February 13, 2014, the parties executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) changing the maturity date from February 14, 2014 to March 14, 2014. On March 11, 2014, the parties executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment, among other things, changed the maturity date to March 14, 2016 and updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA and minimum consolidated revenue during different periods. The Company was in compliance with the Credit Agreement’s customary affirmative and negative covenants, as of June 30, 2014.

As further discussed in Note 13 – Subsequent Events, on July 2, 2014, there was a change in the majority of the members of our Board of Directors. Under the terms of the Credit Agreement, a change in the majority of our Board, constitutes a change in control, which is one of the enumerated events of default under the Credit Agreement. On July 15, 2014, the parties executed a Consent Agreement, pursuant to which the lenders consented to the changes in the Board.

As of June 30, 2014, there were no outstanding borrowings under the Credit Agreement. The deferred financing costs are amortized to interest (income) expense and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2014 was $2,000 and $6,000, respectively. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2013 was $9,000 and $17,000, respectively.

5.	Impairment of Long-lived Assets

During the three and six months ended June 30, 2014, the Company did not record any impairment charges related to long-lived assets.  In the second quarter of 2013, the Company impaired $265,000 of long-lived assets, representing the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards.

6.Stockholders’ Equity

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock.  The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.  During the three and six months ended June 30, 2014, the Company repurchased 0 shares of common stock, and 271,117 shares of common stock at a weighted average price of $5.50, respectively.  All stock repurchased has been retired.

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

As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options was $0.9 million. This cost is expected to be recognized over a weighted-average period of 2 years.

The following table describes option activity for the three months ended March 31, 2014 and June 30, 2014:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Outstanding at December 31, 2013	2,952	$4.19
Granted	100	4.87
Exercised	(70)	3.06
Forfeited	(29)	6.21
Expired	—	—
Outstanding at March 31, 2014	2,953	$4.24
Granted	40	4.51
Exercised	(115)	2.80
Forfeited	(40)	4.51
Expired	—	—
Outstanding at June 30, 2014	2,838	$4.29

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

8.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2014.

Foreign Currency Translation
(all balances are in thousands, net of $0 tax)
Balance at December 31, 2013	$776
Other comprehensive income before reclassifications	(1)
Amounts reclassified from accumulated other comprehensive income	—
Balance at March 31, 2014	$775
Other comprehensive income before reclassifications	12
Amounts reclassified from accumulated other comprehensive income	—
Balance at June 30, 2014	$787

There were no reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2014.

9.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue
Jewish Networks	$5,895	$6,460	$12,019	$12,912
Christian Networks	9,199	10,260	18,988	20,168
Other Networks	570	775	1,180	1,590
Offline & Other Businesses	93	86	186	174
Total revenue	$15,757	$17,581	$32,373	$34,844

Direct marketing expenses
Jewish Networks	$693	$776	$1,808	$1,527
Christian Networks	7,073	12,866	17,177	24,588
Other Networks	115	152	257	351
Offline & Other Businesses	28	31	53	57
Total direct marketing expenses	$7,909	$13,825	$19,295	$26,523

Unallocated operating expenses	8,891	6,991	16,903	14,425
Operating loss	$(1,043)	$(3,235)	$(3,825)	$(6,104)

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

10.Commitments and Contingencies

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The Court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014. On September 4, 2012, Spark Networks filed its Answer to the Complaint. On January 22, 2014, the Court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014. The matter was tried before the Honorable David C. Godbey from July 21-22, 2014.  Judge Godbey’s decision following the trial has not been issued to date.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. As of March 28, 2013, the e-mail publishers responsible for distributing the e-mails at issue in this litigation have agreed to furnish a complete defense to the Company, through independent counsel at their own expense, pursuant to contractual indemnification provisions.  The parties reached a settlement to resolve the action on a classwide basis.  They have executed a settlement agreement and filed the necessary approval paperwork with the Court.  The hearing on plaintiffs’ motion for preliminary approval of the settlement is currently scheduled for August 21, 2014.  The next step would be to provide notice to putative class members and secure final approval (likely in later 2014 or early 2015, although more precise deadlines are likely to be set on August 21, 2014).

At this time, the Company does not anticipate that its liability will exceed $75,000 if this settlement agreement is approved by the Court.

Adconion v. Spark Networks USA, LLC

On December 18, 2013, Adconion Direct, Inc. (“Adconion”) filed a breach of contract lawsuit in the Superior Court of California of Los Angeles.  Adconion alleges that it is a successor-in-interest to Frontline Direct Inc., with which Spark contracted for the placement of online advertisements. Adconion contends that it has performed all of its obligations pursuant to this contract, and that Spark failed to pay the January and February 2013 invoices, which total $437,729.  Spark filed an answer to the complaint on February 3, 2014 along with a cross-complaint against Adconion for breach of contract, breach of the implied covenant of good faith and fair dealing, express contractual indemnity, fraudulent concealment and negligent interference with prospective economic advantage.

The parties agreed to a confidential settlement to resolve their dispute for an amount less than the past due invoices, and the case (including all claims and cross-claims) was dismissed in its entirety on May 23, 2014.

Israeli Consumer Actions
Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group.  On May 8, 2014, the Court granted Spark’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark’s combined response to their motions to certify the classes is due October 1, 2014.

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of additional litigation and claims.

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

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending (amounts in thousands)
2014	$558
2015	788
2016	777
2017	722
2018 and thereafter	514

Total	$3,359

11.	Income Taxes

The Company did not recognize tax benefit for losses incurred in the six months ended June 30, 2014, as the Company recorded a valuation allowance against deferred tax assets. The Company recorded a provision for income tax of $219,000 for the six months ended June 30, 2014 which consists of $106,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $70,000 of foreign and state current tax and $43,000 related to interest accrued on its unrecognized tax benefits.

12.	Related Party Transactions

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of related party transactions.

13.	Subsequent Events

At the Company’s annual meeting of stockholders on June 27, 2014 (the “Annual Meeting”), as certified on July 2, 2014, in a contested election, each of the nominees of Company stockholder Osmium Partners, LLC (“Osmium Partners”), Stephen Davis, John Lewis, Michael McConnell and Walter Turek, and Company nominees, David Hughes and Thomas Stockham, were elected by stockholders to the Board. On July 2, 2014, Mr. Stockham tendered his resignation from the Board, and on July 3, 2014, the Board appointed Ian Jacobs pursuant to a solicitation agreement between our two largest stockholders, Osmium Partners and 402 Capital, LLC (“402 Capital”). Mr. McConnell was appointed to serve as Chairman of the Board. Each new director was awarded an initial sign-on grant of options to purchase 50,000 shares of the Company’s stock under the 2007 Plan on July 7, 2014.

Also at the Annual Meeting, the stockholders approved two amendments to the Amended and Restated Bylaws of the Company relating to the ability of stockholders to call special meetings and the ability of beneficial stockholders to submit proposals and director nominations for consideration at annual meetings. To reflect these changes, the Board adopted the Second Amended and Restated Bylaws of the Company on July 3, 2014.

As a result of the Annual Meeting and the appointment of Mr. Jacobs, there was a change in a majority of the Board. As the terms of the Credit Agreement provide that a change in the majority of the Board within a twelve-month period constitutes a change in control, which is an event of default, the Company and the lenders under the Credit Agreement entered into a Consent Agreement on July 15, 2014, pursuant to which the lenders consented to the changes in the Board.

On August 8, 2014, Greg Liberman, President and Chief Executive Officer of the Company, entered into a Separation Agreement and Release with the Company, pursuant to which, Mr. Liberman’s separation date from the Company is August 11, 2014.  Also on August 8, 2014, Joshua Kreinberg, General Counsel and Corporate Secretary of the Company, entered into a Separation Agreement and Release with the Company, pursuant to which, Mr. Kreinberg’s separation date from the Company is August 12, 2014.  Total cash compensation associated with these arrangements is approximately $1.2 million.  Additionally, Mr. Liberman is entitled to the accelerated vesting of 122,225 unvested options as of the separation date.

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

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands; and continue to depend upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of this Form 10Q and our 2013 Annual Report.

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

There were no significant changes to our critical accounting policies during the six months ended June 30, 2014, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU No. 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company is currently assessing the impact the guidance will have upon adoption.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Paying Subscribers	2014	2013	2014	2013
Jewish Networks	78,856	84,487	79,626	84,843
Christian Networks	181,062	196,598	185,157	191,747
Other Networks	15,427	21,183	15,912	22,309
Total Average Paying Subscribers	275,345	302,268	280,695	298,899

Average paying subscribers for the Jewish Networks segment decreased 6.7% to 78,856 in the three months ended June 30, 2014 compared to 84,487 in the same period last year and decreased 6.1% to 79,626 in the six months ended June 30, 2014 compared to 84,843 in the same period last year. The decrease can be primarily attributed to certain affiliate-driven email deliverability issues we experienced in the first quarter of 2014, an increase in failed renewal transactions as a result of credit and debit card turnover associated with a security breach at a major US-based retailer and increased competition in our international operations. During the first quarter of 2014, some of our email affiliates conducted their business in violation of our terms and conditions and in a manner considered unacceptable by certain email internet service providers.  As a result, for a significant portion of the first quarter of 2014, certain internet service providers either prevented emails sent by us from reaching our members or placed our emails into our members’ email spam boxes.  The reduction of email communication from our Company to our members negatively affected our ability to convert non-paying members into paying subscribers.  Although we resolved this issue in early March 2014, we entered the second quarter with an average paying subscriber base that was 5.6% lower than the second quarter of 2013, which impacted revenue during the second quarter.  Average paying subscribers for the Christian Networks segment decreased 7.9% to 181,062 and 3.4% to 185,157 in the three and six months ended June 30, 2014 compared to 196,598 and 191,747 in the same periods last year. The decrease in the average paying subscriber base reflects the reduction and reallocation of our direct marketing investments in this segment, and the email deliverability and payment card renewal issues noted above with respect to the Jewish Networks segment. Average paying subscribers for the Other Networks segment decreased 27.2% to 15,427 and 28.7% to 15,912 in the three and six months ended June 30, 2014 compared to 21,183 and 22,309 in the same period last year.  The decrease in the average paying subscribers in this segment reflects the elimination of certain inefficient marketing investments made in prior periods.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenue	56.3	84.0	65.6	81.6
Sales and marketing	8.7	7.3	9.1	7.3
Customer service	4.8	3.9	4.8	4.0
Technical operations	1.9	1.5	2.0	1.7
Development	5.7	4.5	5.4	4.5
General and administrative	25.8	12.9	21.6	14.9
Depreciation	3.3	2.7	3.2	2.7
Amortization of intangible assets	0.1	—	0.1	—
Impairment of goodwill and other assets	—	1.5	—	0.8
Total cost and expenses	106.6	118.3	111.8	117.5
Operating loss	(6.6)	(18.3)	(11.8)	(17.5)
Interest expense (income) and other, net	(0.3)	(0.2)	—	(0.3)
Loss before income taxes	(6.3)	(18.1)	(11.8)	(17.2)
Provision for income taxes	0.9	0.5	0.6	0.6
Net loss	(7.2)%	(18.6)%	(12.4)%	(17.8)%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 5.9% and 4.1% of our revenue in the three months ended June 2014 and 2013, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them for a term equal to their initial plan lengths.

Revenue decreased 10.4% to $15.8 million in the three months ended June 30, 2014 as compared to $17.6 million in the same period of 2013.  The decrease was primarily attributable to declines in subscription revenue in our Christian and Jewish Networks segments.

Revenue for Christian Networks decreased 10.3% to $9.2 million in the three months ended June 30, 2014 as compared to $10.3 million in the same period in 2013. This decline was primarily attributable to a 7.9% decrease in our average paying subscriber base and a 5.5% decrease in the monthly average revenue per user (“ARPU”).  The lower average paying subscriber base is a result of the affiliate-driven email deliverability challenges in combination with the reduction and reallocation of our direct marketing investments, the latter of which resulted in lower direct marketing spend during the quarter.  The lower ARPU reflects a 16.0% increase in the six-month average paying subscriber base as a percentage of the total average paying subscriber base in the second quarter of 2014 when compared to the same period in the prior year. Additionally, the ARPU for six month plans in the second quarter of 2014 was 5.3% lower than the same period in the prior year, reflecting a higher number of promotional campaigns to drive such long-term purchases.

Revenue for Jewish Networks decreased 8.7% to $5.9 million in the three months ended June 30, 2014 as compared to $6.5 million in the same period in 2013. The decline was primarily attributable to a 6.7% decrease in average paying subscribers due to the factors noted above.

Revenue for our Other Networks segment decreased 26.5% to $570,000 in the three months ended June 30, 2014 as compared to $775,000 in the same period in 2013.  The decrease in revenue was primarily due to a 27.2% decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments.

Revenue for the Offline & Other Businesses segment increased 8.1% to $93,000 in the three months ended June 30, 2014 as compared to $86,000 in the same period in 2013.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the three months ended June 30, 2014 decreased 19.3% to $16.8 million, as compared to $20.8 million in the same period in 2013.  The decrease was primarily attributable to a $5.9 million decrease in cost of revenue, partially offset by a $1.8 million increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 40.0% to $8.9 million in the three months ended June 30, 2014 as compared to $14.8 million in the same period in 2013. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 45.0% to $7.1 million in the three months ended June 30, 2014 as compared to $12.9 million in the same period in 2013. The lower direct marketing expense primarily reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel.  Sales and marketing expenses increased 6.4% to $1.4 million in the three months ended June 30, 2014 as compared to $1.3 million in the same period in 2013.  The increase can be primarily attributed to growth in consulting fees, reflecting services provided by a media attribution consulting firm.

Customer service.  Customer service expenses consist primarily of personnel costs associated with our customer service centers.  The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.  Customer service expenses increased 10.9% to $763,000 in the three months ended June 30, 2014 as compared to $688,000 in the same period in 2013.  The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our Christian Networks business.

Technical operations.  Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.  Technical operations expenses increased 12.4% to $300,000 in the three months ended June 30, 2014 as compared to $267,000 in the same period in 2013.  The increase is primarily due to lower capitalized salaries expense in the second quarter of 2014, when compared to the same period in 2013.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 13.5% to $900,000 in the three months ended June 30, 2014 as compared to $793,000 in the same period in 2013.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 78.9% to $4.1 million in the three months ended June 30, 2014 as compared to $2.3 million in the same period in 2013.  The increase can be primarily attributed to fees and expenses related to our proxy contest.  The Company will incur an additional $1.2 million of cash compensation expense in the third quarter of 2014 as a result of the separation agreements more fully described in item 13 – Subsequent Events in the Notes To Consolidated Financial Statements.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses increased 10.8% to $523,000 in the three months ended June 30, 2014 as compared to $472,000 in the same period of 2013.  The increase was primarily attributable to higher capitalized software costs.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $10,000 for amortization expenses in the three months ended June 30, 2014, as compared to $0 in the same period of 2013.  The amortization expense in the second quarter of 2014 is related to an acquisition consummated in the third quarter of 2013.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest (income) expense and other, net was $48,000 of income in the three months ended June 30, 2014 as compared to $43,000 of income in the same period in 2013.

Provision for income taxes. We did not recognize a tax benefit for losses incurred in the three months ended June 30, 2014, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $140,000 in the second quarter of 2014 which consists of $70,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $48,000 of foreign and state current tax and $22,000 related to interest accrued on unrecognized tax benefits.

Net loss.  Net loss was $1.1 million and $3.3 million in the three months ended June 30, 2014 and 2013, respectively.  A $4.1 million increase in contribution, offset by a $1.8 million increase in general and administrative expenses in the second quarter in 2014 accounted for the smaller net loss.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 5.4% and 4.1% of our revenue in the six months ended June 30, 2014 and 2013, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 7.1% to $32.4 million in the first six months of 2014 as compared to $34.8 million in the same period of 2013. The decrease can be attributed to lower subscription revenue in our Christian Networks and Jewish Networks segments.

Christian Networks revenue decreased 5.9% to $19.0 million in the six months ended June 30, 2014 as compared to $20.2 million in the same period in 2013. This decline was primarily attributable to a 3.4% decrease in our average paying subscriber base and a 3.3% decrease in ARPU.  The lower average paying subscriber base reflects the affiliate-driven email deliverability issue described above as well as the reduction and reallocation of our direct marketing investments.  The lower ARPU reflects a 17.2% increase in the six-month average paying subscriber base as a percentage of the total average paying subscriber base in the first six months of 2014 when compared to the same period in the prior year.  Additionally, the ARPU for six month plans in the first six months of 2014 was 3.7% lower than the same period in the prior year, reflecting a higher number of promotional campaigns.

Revenue for the Jewish Networks segment decreased 6.9% to $12.0 million in the first six months of 2014 as compared to $12.9 million in the same period in 2013. The decline was primarily attributable to a 6.1% decrease in average paying subscribers due to the factors noted above.

Revenue for the Other Networks segment decreased 25.8% to $1.2 million in the first six months of 2014 as compared to $1.6 million in the same period in 2013. The decrease in revenue is due to a 28.7% decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments.

Revenue for the Offline & Other Businesses segment increased 6.9% to $186,000 in the first six months of 2014 as compared to $174,000 in the same period of 2013.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses in the first six months of 2014 were $36.2 million, a decrease of 11.6% as compared to $40.9 million in the same period in 2013. The decrease is primarily attributable to a $7.2 million decrease in cost of revenue, offset by a $1.8 million increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 25.3% to $21.2 million in the first six months in 2014 as compared to $28.4 million in the same period in 2013. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 30.1% to $17.2 million in the first six months in 2014 as compared to $24.6 million in the same period in 2013. The lower direct marketing expenses reflect lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 15.0% to $2.9 million in the first six months in 2014 as compared to $2.5 million in the same period in 2013. The increase can be primarily attributed to growth in compensation expenses and consulting fees. Compensation expense increased by approximately $119,000 as we expanded our product, customer acquisition, and Christian media business teams towards the second half of 2013. Consulting fees increased by approximately $232,000, primarily reflecting the costs associated with services provided by a media attribution consulting firm.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 11.5% to $1.6 million in the first six months in 2014 as compared to $1.4 million in the same period in 2013. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our Christian Networks segment.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 7.0% to $641,000 in the first six months in 2014 as compared to $599,000 in the same period in 2013. The increase is primarily due to lower capitalized salaries expense in the first six months in 2014 as compared to the same period in 2013.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 11.0% to $1.8 million in the first six months in 2014 as compared to $1.6 million in the same period in 2013.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 34.9% to $7.0 million in the first six months in 2014 as compared to $5.2 million in the same period in 2013.  The increase can be primarily attributed to fees and expenses related to our proxy contest.  The Company will incur an additional $1.2 million of cash compensation expense in the third quarter of 2014 as a result of the separation agreements more fully described in item 13 – Subsequent Events in the Notes To Consolidated Financial Statements.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses increased 12.4% to $1.0 million in the first six months in 2014 as compared to $925,000 in the same period in 2013.  The increase was primarily attributable to higher capitalized software costs.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $20,000 for amortization expenses in the first six months in 2014 as compared to $0 in the same period in 2013.  The amortization expense in the first six months in 2014 is related to an acquisition consummated in the third quarter of 2013.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest (income) expense and other, net was $17,000 of income in the first six months in 2014 as compared to $96,000 of income in the same period in 2013.  Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Provision for income taxes. We did not recognize a tax benefit for losses incurred in the six months ended June 30, 2014, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $219,000 in the first six months in 2014 which consists of $106,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $70,000 of foreign and state current tax and $43,000 related to interest accrued on unrecognized tax benefits.

Net loss.  Net loss was $4.0 million and $6.2 million in the six months ended June 30, 2014 and 2013, respectively.  A $4.7 million increase in contribution, offset by a $1.8 million increase in general and administrative expenses in the first six months in 2014 accounted for the lower net loss.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $10.1 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $2.3 million in the first six months in 2014 as compared to $4.8 million for the same period in 2013.  The change primarily resulted from a lower net loss.

Net cash used in investing activities was $1.4 million in the first six months in 2014 as compared to $1.2 million in the same period in 2013.  The increase was primarily attributable to certain purchased domain names.

Net cash used in financing activities was $952,000 in the first six months in 2014 as compared to net cash provided by financing activities of $13.9 million in the same period in 2013.  Cash used in financing activities in the first six months in 2014 primarily reflects $1.5 million in common stock repurchases, partially offset by $540,000 in proceeds from the exercise of stock options. Cash provided by financing activities in the first six months in 2013 reflects the net proceeds received from the issuance of stock in a public offering of $12.3 million and the exercise of stock options of $1.7 million.

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

As of June 30, 2014, there was no outstanding amount under the Credit Agreement. Additionally, we were in compliance with all customary affirmative and negative covenants as of June 30, 2014.

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

As of June 30, 2014, we held cash funds of approximately $395,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the Court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The Court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014. On September 4, 2012, Spark Networks filed its Answer to the Complaint. On January 22, 2014, the Court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014. The matter was tried before the Honorable David C. Godbey from July 21-22, 2014.  Judge Godbey’s decision following the trial has not been issued to date.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all other similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. As of March 28, 2013, the e-mail publishers responsible for distributing the e-mails at issue in this litigation have agreed to furnish a complete defense to the Company, through independent counsel at their own expense, pursuant to contractual indemnification provisions.  The parties reached a settlement to resolve the action on a classwide basis.  They have executed a settlement agreement and filed the necessary approval paperwork with the Court.  The hearing on plaintiffs’ motion for preliminary approval of the settlement is currently scheduled for August 21, 2014.  The next step would be to provide notice to putative class members and secure final approval (likely in later 2014 or early 2015, although more precise deadlines are likely to be set on August 21, 2014).

At this time, the Company does not anticipate that its liability will exceed $75,000 if this settlement agreement is approved by the Court.

Adconion v. Spark Networks USA, LLC

On December 18, 2013, Adconion Direct, Inc. (“Adconion”) filed a breach of contract lawsuit in the Superior Court of California of Los Angeles.  Adconion alleges that it is a successor-in-interest to Frontline Direct Inc., with which Spark contracted for the placement of online advertisements. Adconion contends that it has performed all of its obligations pursuant to this contract, and that Spark failed to pay the January and February 2013 invoices, which total $437,729.  Spark filed an answer to the complaint on February 3, 2014 along with a cross-complaint against Adconion for breach of contract, breach of the implied covenant of good faith and fair dealing, express contractual indemnity, fraudulent concealment and negligent interference with prospective economic advantage.

The parties agreed to a confidential settlement to resolve their dispute for an amount less than the past due invoices, and the case (including all claims and cross-claims) was dismissed in its entirety on May 23, 2014.

Israeli Consumer Actions
Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group.  On May 8, 2014, the Court granted Spark’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark’s combined response to their motions to certify the classes is due October 1, 2014.

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of additional litigation and claims.

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

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Our principal stockholders, two of whom are affiliated with members of our Board, can exercise significant influence over us, and, as a result, may be able to delay, deter or prevent a change of control or other business combination.

As of August 8, 2014, Spruce House Capital LLC, North Run Advisors, LLC, 402 Capital and Osmium Partners and their respective affiliates beneficially owned approximately, in the aggregate, over one-third of our outstanding common stock. These stockholders together possess significant influence over our company. Osmium Partners and 402 Capital were involved in a proxy contest in connection with the election of directors at our 2014 Annual Meeting of Stockholders.

Such ownership and control may have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Furthermore, such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. In addition, there can be no assurance that conflicts of interest will not arise with respect to the officers and directors who own shares of our common stock or that conflicts will be resolved in a manner favorable to us or our other stockholders.

Our charter documents and our stockholder rights plan may have anti-takeover effects that could prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation or our bylaws could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present Board of Directors.

There are no cumulative voting rights provided for in our bylaws or certificate of incorporation. While we have recently amended our bylaws to enable stockholders to call special meetings, our certificate of incorporation and bylaws still contain provisions that could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, the certificate of incorporation and bylaws, as applicable, among other things:

—	provide the Board of Directors with the ability to alter the bylaws without stockholder approval;

—

provide for an advance notice procedure for beneficial stockholders with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and

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

We added five new directors to our Board of Directors in July 2014, a new majority of our six-member Board, which may lead to changes in the execution of our business strategies and objectives.

In connection with our contested annual meeting of stockholders on June 27, 2014, four new directors were elected, one long-time director subsequently resigned and another new director was appointed to the Board pursuant to a solicitation agreement between our two largest stockholders, Osmium Partners and 402 Capital. These five new directors constitute a majority of the Company’s six-member Board of Directors. The one continuing director, David Hughes, was appointed in March of 2014.  Because of these additions, our Board has not worked together as a group for an extended period of time. Furthermore, aside from Mr. Hughes, none of the directors has worked with management or the Company for an extended period of time.  These changes in our Board of Directors may lead to delays or changes in the execution of our business strategies and objectives and the development of new strategic initiatives as our new directors analyze our business and contribute to the formulation of our business strategies and objectives.  In addition, these changes may adversely affect our ability to retain and attract experienced executives and employees.

Our CEO and General Counsel are separating from the Company and the majority of our Board of Directors was elected in connection with an extended proxy contest and has not previously worked with the Company nor our remaining current management team, which may lead to challenges in retaining key employees.

Our CEO and General Counsel have entered into separation and release agreements with the Company, and their separation dates are August 11 and August 12, 2014, respectively. In connection with our contested annual meeting of stockholders on June 27, 2014, four new directors were elected, one long-time director subsequently resigned and another new director was appointed to the Board pursuant to a solicitation agreement between our two largest stockholders, Osmium Partners and 402 Capital. These five new directors constitute a majority of the Company’s six-member Board of Directors. As a result of the change in control of our Board, aside from Mr. Hughes, none of the directors has worked with the remaining management or the Company in the past and there can be no assurances they will be able to effectively do so. As a result, the change in control of the Board may adversely affect our ability to retain certain of our key employees.

The Israel-Hamas conflict could have a material adverse impact upon our business and operating results.

We maintain physical operations in Israel and our Hebrew language sites, JDate.co.il and Cupid.co.il, represent approximately 15% of our Jewish Networks revenue.  As a result, the Israel-Hamas conflict could impact our employees, operations and our members’ and potential members’ interest in our services, and may have a material impact upon our subscriber and revenue bases for as long the conflict continues.

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

During the six months ended June 30, 2014, we made the following stock repurchases:

Period (2014)	Total number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	43,167	$5.87	43,167	4,746,787
Feb 1 - Feb 28	135,180	$5.81	135,180	3,960,783
Mar 1 – Mar 31	92,770	$4.88	92,770	3,508,136
Apr 1 – June 30	-	-	-	-
Total	271,117	$5.50	271,117	3,508,136

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

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

Date: August 11, 2014