Form 10-Q
period 2014-09-30
SPARK NETWORKS INC
filed 2014-11-07
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The registrant had 24,332,106 shares of common stock, par value $0.001 per share, outstanding as of November 6, 2014.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$9,309	$14,723
Restricted cash	1,124	1,296
Accounts receivable	1,457	1,569
Deferred tax asset – current	10	10
Prepaid expenses and other	935	1,787
Total current assets	12,835	19,385
Property and equipment, net	3,918	3,901
Goodwill	8,893	9,305
Intangible assets, net	2,481	2,269
Deferred tax asset – non-current	—	186
Deposits and other assets	244	208
Total assets	$28,371	$35,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$777	$1,516
Accrued liabilities	4,809	5,761
Deferred revenue	7,909	8,830
Deferred tax liability – current	526	526
Total current liabilities	14,021	16,633
Deferred tax liability – non-current	1,723	1,781
Other liabilities	1,662	1,717
Total liabilities	17,406	20,131
Commitments and contingencies (Note 10)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 24,274,022 and 24,001,937 shares of Common Stock issued and outstanding at September 30, 2014 and December 31, 2013, respectively:	26	24
Additional paid-in-capital	71,599	70,747
Accumulated other comprehensive income	760	776
Accumulated deficit	(61,420)	(56,424)
Total stockholders’ equity	10,965	15,123
Total liabilities and stockholders’ equity	$28,371	$35,254

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$15,008	$17,361	$47,381	$52,205
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	7,004	13,620	28,234	42,046
Sales and marketing	1,368	1,423	4,299	3,972
Customer service	738	746	2,289	2,136
Technical operations	276	288	917	887
Development	886	746	2,645	2,331
General and administrative	4,446	2,496	11,472	7,704
Depreciation	518	529	1,558	1,454
Amortization of intangible assets other than goodwill	10	10	30	10
Impairment of long-lived assets	103	—	103	265
Total cost and expenses	15,349	19,858	51,547	60,805
Operating loss	(341)	(2,497)	(4,166)	(8,600)
Interest expense (income) and other, net	340	(77)	323	(172)
Loss before income taxes	(681)	(2,420)	(4,489)	(8,428)
Provision for income taxes	288	195	507	403
Net loss	$(969)	$(2,615)	$(4,996)	$(8,831)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(27)	$23	$(16)	$45
Comprehensive loss	(996)	$(2,592)	$(5,012)	$(8,786)
Net loss per share—basic and diluted	$(0.04)	$(0.11)	$(0.21)	$(0.39)
Weighted average shares outstanding – basic and diluted	24,035	23,753	23,936	22,410

Stock-based compensation:	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$ 3	$ —	$ 3	$ —
Sales and marketing	23	36	99	107
Technical operations	—	2	—	4
Development	—	3	—	10
General and administrative	259	153	511	455

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,996)	$(8,831)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,588	1,464
Impairment of long-lived assets	103	265
Foreign exchange gain on intercompany loan	(284)	(215)
Stock-based compensation	613	576
Deferred taxes	137	364
Other	-	66
Changes in operating assets and liabilities:
Accounts receivable, net	112	16
Restricted cash	172	(88)
Prepaid expenses and other assets	1,487	(421)
Accounts payable and accrued liabilities	(1,739)	(6)
Deferred revenue	(921)	1,143
Other liabilities	(51)	175
Net cash used in operating activities	(3,779)	(5,492)
Cash flows from investing activities:
Purchases of property and equipment	(1,631)	(2,150)
Purchases of intangible assets	(242)	(355)
Net cash used in investing activities	(1,873)	(2,505)
Cash flows from financing activities:
Proceeds from issuance of stock from exercise of stock options	1,730	2,529
Net proceeds from issuance of common stock	-	12,253
Repurchases of common stock	(1,492)	-
Net cash provided by financing activities	238	14,782
Net (decrease) increase in cash and cash equivalents	(5,414)	6,785
Cash and cash equivalents at beginning of period	14,723	10,458
Cash and cash equivalents at end of period	$9,309	$17,243
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$36	59

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Spark Networks, Inc., a Delaware corporation (the “Company”), is a leading global media business, focused on creating iconic niche-focused brands that build and strengthen the communities they serve. Core properties are primarily online dating websites accessible via desktop and mobile devices that enable adults to meet, participate in a community and form relationships with like-minded individuals by utilizing many features on its websites, such as detailed profiles, onsite email centers, real-time chat rooms, instant messaging services, suggested matches, interactive games and advanced searching tools. Currently, the Company’s largest and most recognizable websites are ChristianMingle.com and JDate.com. The Company also operates several international websites and maintains physical operations in both the United States and Israel.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2014-08 in the third quarter of 2014, which did not have a material impact on the Company’s interim consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect that the adoption of this ASU will have a material impact on the consolidated financial statements.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

	For the Three Months September 30,		For the Nine Months September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(969)	$(2,615)	$(4,996)	$(8,831)
Weighted average shares outstanding – basic and diluted	24,035	23,753	23,936	22,410
Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.11)	$(0.21)	$(0.39)

For the three and nine months ended September 30, 2014 and 2013, all stock options outstanding during each period have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

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

On February 13, 2014, the parties executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) changing the maturity date from February 14, 2014 to March 14, 2014. On March 11, 2014, the parties executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment, among other things, changed the maturity date to March 14, 2016 and updated the financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA and minimum consolidated revenue during different periods. The Company was in compliance with the Credit Agreement’s customary affirmative and negative covenants, as of September 30, 2014. However, subsequent to September 30, 2014, management determined it may not achieve compliance with the minimum quarterly revenue covenant for the fourth quarter ending December 31, 2014.  The Company will be discussing an amendment to the Credit Agreement with Bank of America.

On July 2, 2014, there was a change in the majority of the members of the Company’s Board of Directors. Under the terms of the Credit Agreement, a change in the majority of the Company’s Board, constitutes a change in control, which is one of the enumerated events of default under the Credit Agreement. On July 15, 2014, the parties executed a Consent Agreement, pursuant to which the lenders consented to the changes in the Board.

As of September 30, 2014, there were no outstanding borrowings under the Credit Agreement. The deferred financing costs are amortized to interest expense (income) and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2014 was $3,000 and $9,000, respectively. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2013 was $9,000 and $26,000, respectively.  The unamortized balance of deferred financing costs was $16,000 as of September 30, 2014.

5.	Impairment of Long-lived Assets

During the three and nine months ended September 30, 2014, the Company impaired $103,000 of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain mobile products.  In the second quarter of 2013, the Company impaired $265,000 of long-lived assets, representing the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards.

6.	Stockholders’ Equity

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock.  The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.  During the three and nine months ended September 30, 2014, the Company repurchased 0 shares of common stock, and 271,117 shares of common stock at a weighted average price of $5.50, respectively.  All stock repurchased has been retired.

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

As of September 30, 2014, total unrecognized compensation cost related to non-vested stock options was $0.7 million. This cost is expected to be recognized over a weighted-average period of 3 years.

The following table describes option activity for the three and nine months ended September 30, 2014:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Outstanding at December 31, 2013	2,952	$4.19
Granted	100	4.87
Exercised	(70)	3.06
Forfeited	(29)	6.21
Expired	—	—
Outstanding at March 31, 2014	2,953	$4.24
Granted	40	4.51
Exercised	(115)	2.80
Forfeited	(40)	4.51
Expired	—	—
Outstanding at June 30, 2014	2,838	$4.29
Granted	300	5.32
Exercised	(375)	3.31
Forfeited	(308)	6.03
Expired	—	—
Outstanding at September 30, 2014	2,455	$4.35

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

8.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2014.

Foreign Currency Translation
(all balances are in thousands, net of $0 tax)
Balance at December 31, 2013	$776
Other comprehensive income before reclassifications	(1)
Amounts reclassified from accumulated other comprehensive income	—
Balance at March 31, 2014	$775
Other comprehensive income before reclassifications	12
Amounts reclassified from accumulated other comprehensive income	—
Balance at June 30, 2014	$787
Other comprehensive income before reclassifications	(27)
Amounts reclassified from accumulated other comprehensive income	—
Balance at September 30, 2014	$760

There were no reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2014.

9.	Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue
Jewish Networks	$5,724	$6,433	$17,743	$19,345
Christian Networks	8,672	10,088	27,660	30,256
Other Networks	533	715	1,713	2,305
Offline & Other Businesses	79	125	265	299
Total revenue	15,008	17,361	47,381	52,205

Direct marketing expenses
Jewish Networks	628	822	2,436	2,349
Christian Networks	5,293	11,659	22,470	36,247
Other Networks	107	123	364	474
Offline & Other Businesses	19	30	72	87
Total direct marketing expenses	6,047	12,634	25,342	39,157

Unallocated operating expenses	9,302	7,224	26,205	21,648
Operating loss	$(341)	$(2,497)	$(4,166)	$(8,600)

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

10.Commitments and Contingencies

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014. On September 4, 2012, Spark Networks filed its Answer to the Complaint. On January 22, 2014, the court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014. The matter was tried before the Honorable David C. Godbey from July 21-22, 2014.  On September 19, 2014, the Court issued a Final Judgment in favor of Spark Networks and ruling that ISYSTEMS takes nothing by its claims which were dismissed with prejudice.  On October 17, 2014, ISYSTEMS filed a Motion for a New Trial.  No ruling on ISYSTEMS’ Motion for a New Trial has been issued to date.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all others similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC (“Spark Networks”) for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. The e-mail publishers responsible for distributing the e-mails at issue in this litigation agreed to furnish a complete defense to the Spark Networks, through independent counsel at their own expense, pursuant to contractual indemnification provisions.  The parties reached a settlement to resolve the action on a classwide basis.  They have executed a settlement agreement and filed the necessary approval paperwork with the court.  The court granted plaintiffs’ motion for preliminary approval of the settlement on October 14, 2014.  Notice to putative class members began on October 24, 2014, and the court has scheduled a hearing for final approval of the settlement on February 3, 2015.

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

California Unruh Act Litigation
Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks’ commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  These matters are temporarily stayed while the parties explore whether an agreed upon resolution is possible.

Israeli Consumer Actions
Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. (“Spark Networks”) refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Networks was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Networks renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark Networks was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Networks refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group.  On May 8, 2014, the Court granted Spark Networks’ motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Networks’ combined response to their motions to certify the classes was filed November 1, 2014.

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

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending December 31 (amounts in thousands)
2014	$281
2015	788
2016	777
2017	722
2018 and thereafter	514

Total	$3,082

11.	Income Taxes

The Company did not recognize tax benefit for losses incurred in the nine months ended September 30, 2014, as the Company recorded a valuation allowance against deferred tax assets. The Company recorded a provision for income tax of $507,000 for the nine months ended September 30, 2014 which consists of $269,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $174,000 of foreign and state current taxes and $64,000 related to interest accrued on its uncertain tax positions.

12.	Related Party Transactions

In December 2011, the Company entered into a three year operating lease with Latisys-Irvine, Inc., a colocation and data center operator to provide colocation, cages, connectivity and other related equipment and services. Great Hill Partners, a former owner of more than 5% of the Company’s stock, informed the Company that it had an ownership position in Latisys-Irvine, Inc. The Company paid $271,000 for services rendered by Latisys-Irvine, Inc. for the full year in 2013.  Great Hill Partners is no longer a shareholder of the Company and the Latisys-Irvine business arrangement is no longer considered a related party transaction for 2014.

During the three months ended September 30, 2014, the Company reimbursed Osmium Partners, LLC and 402 Capital, LLC and paid certain of its vendors for costs incurred in connection with a proxy contest to take control over the Company’s Board of Directors.  For the nine months ended September 30, 2014, the Company paid for approximately $509,000 of the costs incurred by Osmium Partners, LLC and 402 Capital, LLC.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangible and other long-lived assets, accounting for business combinations, legal contingencies, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the nine months ended September 30, 2014, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2014-08 in the third quarter of 2014, which did not have a material impact on the Company’s interim consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect that the adoption of this ASU will have a material impact on the consolidated financial statements.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Paying Subscribers	2014	2013	2014	2013
Jewish Networks	76,481	83,732	78,577	84,473
Christian Networks	166,908	197,420	179,074	193,638
Other Networks	14,290	19,073	15,371	21,230
Total Average Paying Subscribers	257,679	300,225	273,022	299,341

Average paying subscribers for the Jewish Networks segment decreased 8.7% to 76,481 in the three months ended September 30, 2014 compared to 83,732 in the same period last year and decreased 7.0% to 78,577 in the nine months ended September 30, 2014 compared to 84,873 in the same period last year. The decrease can be primarily attributed to certain affiliate-driven email deliverability issues we experienced in the first quarter of 2014, an increase in failed renewal transactions as a result of credit and debit card turnover associated with a security breach at a major US-based retailer and increased competition in our international operations. During the first quarter of 2014, some of our email affiliates conducted their business in violation of our terms and conditions and in a manner considered unacceptable by certain email internet service providers.  As a result, for a significant portion of the first quarter of 2014, certain internet service providers either prevented emails sent by us from reaching our members or placed our emails into our members’ email spam boxes.  The reduction of email communication from our Company to our members negatively affected our ability to convert non-paying members into paying subscribers.  Although we resolved this issue in early March 2014, we entered the third quarter with an average paying subscriber base that was 6.7% lower than the third quarter of 2013, which impacted revenue during the third quarter.  Average paying subscribers for the Christian Networks segment decreased 15.5% to 166,908 and 7.5% to 179,074 in the three and nine months ended September 30, 2014 compared to 197,420 and 193,638 in the same periods last year. The decrease in the average paying subscriber base reflects the reduction and reallocation of our direct marketing investments in this segment, and the email deliverability and payment card renewal issues noted above with respect to the Jewish Networks segment. Average paying subscribers for the Other Networks segment decreased 25.1% to 14,290 and 27.6% to 15,371 in the three and nine months ended September 30, 2014 compared to 19,073 and 21,230 in the same period last year.  The decrease in the average paying subscribers in this segment reflects the elimination of certain inefficient marketing investments made in prior periods.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenue	46.7	78.5	59.6	80.5
Sales and marketing	9.1	8.2	9.1	7.6
Customer service	4.9	4.3	4.8	4.1
Technical operations	1.8	1.7	1.9	1.7
Development	5.9	4.3	5.6	4.5
General and administrative	29.6	14.3	24.2	14.8
Depreciation	3.5	3.0	3.3	2.8
Amortization of intangible assets	0.1	0.1	0.1	—
Impairment of goodwill and other assets	0.7	—	0.2	0.5
Total cost and expenses	102.3	114.4	108.8	116.5
Operating loss	(2.3)	(14.4)	(8.8)	(16.5)
Interest expense (income) and other, net	2.3	(0.4)	0.7	(0.4)
Loss before income taxes	(4.6)	(14.0)	(9.5)	(16.1)
Provision for income taxes	1.9	1.1	1.1	0.8
Net loss	(6.5)%	(15.1)%	(10.6)%	(16.9)%

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 5.6% and 4.6% of our revenue in the three months ended September 2014 and 2013, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them for a term equal to their initial plan lengths.

Revenue decreased 13.6% to $15.0 million in the three months ended September 30, 2014 as compared to $17.4 million in the same period of 2013.  The decrease was primarily attributable to declines in subscription revenue in our Christian and Jewish Networks segments.

Revenue for Christian Networks decreased 14.0% to $8.7 million in the three months ended September 30, 2014 as compared to $10.1 million in the same period in 2013. This decline was primarily attributable to a 15.5% decrease in our average paying subscriber base.  The lower average paying subscriber base is a result of the affiliate-driven email deliverability challenges in combination with the reduction and reallocation of our direct marketing investments, the latter of which resulted in lower direct marketing spend during the quarter.

Revenue for Jewish Networks decreased 11.0% to $5.7 million in the three months ended September 30, 2014 as compared to $6.4 million in the same period in 2013. The decline was primarily attributable to an 8.7% decrease in average paying subscribers due to the factors noted above.

Revenue for our Other Networks segment decreased 25.5% to $533,000 in the three months ended September 30, 2014 as compared to $715,000 in the same period in 2013.  The decrease in revenue was primarily due to a 25.1% decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments.

Revenue for the Offline & Other Businesses segment decreased 36.8% to $79,000 in the three months ended September 30, 2014 as compared to $125,000 in the same period in 2013.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the three months ended September 30, 2014 decreased 22.7% to $15.3 million, as compared to $19.9 million in the same period in 2013.  The decrease was primarily attributable to a $6.6 million decrease in cost of revenue, partially offset by a $2.0 million increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 48.6% to $7.0 million in the three months ended September 30, 2014 as compared to $13.6 million in the same period in 2013. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 54.6% to $5.3 million in the three months ended September 30, 2014 as compared to $11.7 million in the same period in 2013. The lower direct marketing expense primarily reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel.  Sales and marketing expenses were flat at $1.4 million in the three months ended September 30, 2014 and September 30, 2013.

Customer service.  Customer service expenses consist primarily of personnel costs associated with our customer service centers.  The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.  Customer service expenses were basically flat at $738,000 in the three months ended September 30, 2014 as compared to $746,000 in the same period in 2013.

Technical operations.  Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.  Technical operations expenses decreased 4.2% to $276,000 in the three months ended September 30, 2014 as compared to $288,000 in the same period in 2013.  The decrease is primarily due to lower salaries expense, reflecting a shift in staffing.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 18.8% to $886,000 in the three months ended September 30, 2014 as compared to $746,000 in the same period in 2013.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team and lower capitalized software development costs.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 78.1% to $4.4 million in the three months ended September 30, 2014 as compared to $2.5 million in the same period in 2013.  The increase can be primarily attributed to $1.2 million of cash compensation associated with the separation of our former chief executive officer and general counsel, and the reimbursement of certain dissident shareholder proxy contest fees and expenses totaling approximately $509,000.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses decreased 2.1% to $518,000 in the three months ended September 30, 2014 as compared to $529,000 in the same period of 2013.  The decrease was primarily attributable to lower capitalized software costs.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $10,000 for amortization expenses in the three months ended September 30, 2014, as compared to $10,000 in the same period of 2013.

Impairment of long-lived assets.  Impairment of long-lived assets consist primarily represents the write-down of investments in businesses and computer software.  The Company recorded a $103,000 impairment expense in the three months ended September 30, 2014, as compared to nil in the same period of 2013.  The impairment expense reflects the write-off of the fully unamortized balance of capitalized software development costs associated with certain mobile products.

Interest expense (income) and other, net.  Interest expense (income) and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest expense (income) and other, net was $340,000 of expense in the three months ended September 30, 2014 as compared to $77,000 of income in the same period in 2013.  The shift from income to expense primarily reflects a non-cash charge associated with currency fluctuations associated with an intercompany loan.

Provision for income taxes. We did not recognize a tax benefit for losses incurred in the three months ended September 30, 2014, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income taxes of $288,000 in the three months ended September 30, 2014 which consists of $165,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $101,000 of foreign and state current tax and $22,000 related to interest accrued on uncertain tax positions.

Net loss.  Net loss was $969,000 and $2.6 million in the three months ended September 30, 2014 and 2013, respectively.  A $4.2 million increase in contribution, offset by a $2.0 million increase in general and administrative expenses in the third quarter of 2014 accounted for the smaller net loss.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 5.5% and 4.3% of our revenue in the nine months ended September 30, 2014 and 2013, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 9.2% to $47.4 million in the first nine months of 2014 as compared to $52.2 million in the same period of 2013. The decrease can be attributed to lower subscription revenue in our Christian Networks and Jewish Networks segments.

Christian Networks revenue decreased 8.6% to $27.7 million in the nine months ended September 30, 2014 as compared to $30.3 million in the same period in 2013. This decline was primarily attributable to a 7.5% decrease in our average paying subscriber base and a 5.1% decrease in average revenue per user per month (“ARPU”).  The lower average paying subscriber base reflects the affiliate-driven email deliverability issue described above as well as the reduction and reallocation of our direct marketing investments.  The lower ARPU reflects a 16.0% increase in the six-month average paying subscriber base as a percentage of the total average paying subscriber base in the first nine months of 2014 when compared to the same period in the prior year.  Additionally, the ARPU for six month plans in the first nine months of 2014 was 3.5% lower than the same period in the prior year, reflecting a higher number of promotional campaigns.

Revenue for the Jewish Networks segment decreased 8.3% to $17.7 million in the first nine months of 2014 as compared to $19.3 million in the same period in 2013. The decline was primarily attributable to a 7.0% decrease in average paying subscribers due to the factors noted above.

Revenue for the Other Networks segment decreased 25.7% to $1.7 million in the first nine months of 2014 as compared to $2.3 million in the same period in 2013. The decrease in revenue is due to a 27.6% decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments.

Revenue for the Offline & Other Businesses segment decreased 11.4% to $265,000 in the first nine months of 2014 as compared to $299,000 in the same period of 2013.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses in the first nine months of 2014 were $51.5 million, a decrease of 15.2% as compared to $60.8 million in the same period in 2013. The decrease is primarily attributable to a $13.8 million decrease in cost of revenue, offset by a $3.8 million increase in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 32.9% to $28.2 million in the first nine months in 2014 as compared to $42.0 million in the same period in 2013. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 38.0% to $22.5 million in the first nine months in 2014 as compared to $36.2 million in the same period in 2013. The lower direct marketing expenses reflect lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 8.2% to $4.3 million in the first nine months in 2014 as compared to $4.0 million in the same period in 2013. The increase can be primarily attributed to growth in compensation expenses and consulting fees. Compensation expense increased by approximately $120,000 as we expanded our mobile product team. Consulting fees increased by approximately $203,000, primarily reflecting the costs associated with services provided by a media attribution consulting firm.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 7.1% to $2.3 million in the first nine months in 2014 as compared to $2.1 million in the same period in 2013. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our Christian Networks segment.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 3.4% to $917,000 in the first nine months in 2014 as compared to $887,000 in the same period in 2013. The increase is primarily due to lower capitalized software development costs in the first nine months in 2014 as compared to the same period in 2013.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 13.5% to $2.6 million in the first nine months in 2014 as compared to $2.3 million in the same period in 2013.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 48.9% to $11.5 million in the first nine months in 2014 as compared to $7.7 million in the same period in 2013.  The increase can be primarily attributed to $1.2 million of cash compensation associated with the separation of our former chief executive officer and general counsel, proxy contest fees and expenses incurred by the Company totaling approximately $1.4 million, the reimbursement of certain dissident shareholder proxy contest fees and expenses totaling approximately $509,000 and approximately $480,000 related to various corporate legal and litigation matters.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses increased 7.2% to $1.6 million in the first nine months in 2014 as compared to $1.5 million in the same period in 2013.  The increase was primarily attributable to higher capitalized software costs.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions. The Company recorded $30,000 for amortization expenses in the first nine months in 2014 as compared to $10,000 in the same period in 2013.  The amortization expense is related to an acquisition consummated in the third quarter of 2013.

Impairment of long-lived assets.  Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software.  The Company recorded a $103,000 impairment expense in the nine months ended September 30, 2014, as compared to $265,000 in the same period of 2013.  In the third quarter of 2014, we wrote-off the fully unamortized balance of capitalized software development costs associated with certain mobile products.  In the second quarter of 2013, we impaired $265,000 of fully unamortized capitalized software costs related to certain web-based products that failed to perform to company standards.

Interest expense (income) and other, net.  Interest expense (income) and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest expense (income) and other, net was $323,000 of expense in the first nine months in 2014 as compared to $172,000 of income in the same period in 2013.  Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Provision for income taxes. We did not recognize a tax benefit for losses incurred in the nine months ended September 30, 2014, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income taxes of $507,000 in the first nine months in 2014 which consists of $269,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $174,000 of foreign and state current tax and $64,000 related to interest accrued on uncertain tax positions.

Net loss.  Net loss was $5.0 million and $8.8 million in the nine months ended September 30, 2014 and 2013, respectively.  A $9.0 million increase in contribution, offset by a $3.8 million increase in general and administrative expenses in the first nine months in 2014 accounted for the lower net loss.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $9.3 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $3.8 million in the first nine months in 2014 as compared to $5.5 million for the same period in 2013.  The change primarily resulted from a lower net loss.

Net cash used in investing activities was $1.9 million in the first nine months in 2014 as compared to $2.5 million in the same period in 2013.  The decrease reflects the absence of leasehold improvements and furniture purchases associated with our relocation to a new corporate office in 2013.

Net cash provided by financing activities was $238,000 in the first nine months in 2014 as compared to $14.8 million in the same period in 2013.  Cash provided by financing activities in the first nine months in 2014 primarily reflects $1.7 million in proceeds from the exercise of stock options, offset by $1.5 million in common stock repurchases. Cash provided by financing activities in the first nine months in 2013 reflects the net proceeds received from the issuance of stock in a public offering of $12.3 million and the exercise of stock options of $2.5 million.

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

As of September 30, 2014, there was no outstanding amount under the Credit Agreement. Additionally, we were in compliance with all customary affirmative and negative covenants as of September 30, 2014. However, subsequent to September 30, 2014, management determined it may achieve compliance with the minimum quarterly revenue covenant for the fourth quarter ending December 31, 2014.  The Company will be discussing an amendment to the Credit Agreement with Bank of America.

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

As of September 30, 2014, we held cash funds of approximately $322,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b) Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Implementation of new internal controls framework

Due to resource constraints, management has elected to postpone implementation of the Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) until calendar year 2015.  For the year ended December 31, 2014, management will use the criteria established in the Internal Control—Integrated Framework (1992 framework) to conduct its evaluation of the effectiveness of the Company’s internal control over financial reporting.

Part II. Other information

ITEM 1.	LEGAL PROCEEDINGS

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On December 1, 2008, Spark Networks filed a Motion to Dismiss the Complaint, or, Alternatively, for Summary Judgment. On September 10, 2009, the court granted Spark Networks’ motion and dismissed the case with prejudice. On September 22, 2009, ISYSTEMS filed a motion to vacate the order dismissing the action and requesting leave to amend its complaint. On October 26, 2009, the Court granted ISYSTEMS’ motion and ISYSTEMS filed its Amended Complaint on November 25, 2009. On January 19, 2010, Spark Networks filed a Motion to Dismiss the Amended Complaint, or Alternatively, for Summary Judgment. The court granted Spark Networks’ Motion to Dismiss on June 28, 2010 and entered a judgment in favor of Spark Networks. On July 25, 2010, ISYSTEMS filed a motion to vacate the order granting the motion to dismiss, which was denied by the Court on August 11, 2010. On September 10, 2010, ISYSTEMS filed a notice of appeal of the district court’s order and judgment to the United States Court of Appeals for the Fifth Circuit. On June 13, 2011, the United States Court of Appeals for the Fifth Circuit issued its opinion affirming the District Court’s judgment. On June 29, 2011, ISYSTEMS filed a Petition for Rehearing with the United States Court of Appeals for the Fifth Circuit, which was granted. Oral argument was held on December 8, 2011. Per the Fifth Circuit’s request, the parties submitted supplemental briefs on December 16, 2011. On March 21, 2012, the Fifth Circuit issued its opinion affirming the District Court’s dismissal of certain claims and reversing the dismissal of certain other claims. On April 19, 2012, the matter was remanded back to the District Court. By written order dated August 30, 2012, the Court set the action for trial on February 24, 2014. On September 4, 2012, Spark Networks filed its Answer to the Complaint. On January 22, 2014, the court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014. The matter was tried before the Honorable David C. Godbey from July 21-22, 2014.  On September 19, 2014, the court issued a Final Judgment in favor of Spark Networks and ruling that ISYSTEMS takes nothing by its claims, which were dismissed with prejudice.  On October 17, 2014, ISYSTEMS filed a Motion for a New Trial.  No ruling on ISYSTEMS’ Motion for a New Trial has been issued to date.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all others similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC (“Spark Networks”) for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. The e-mail publishers responsible for distributing the e-mails at issue in this litigation agreed to furnish a complete defense to the Spark Networks, through independent counsel at their own expense, pursuant to contractual indemnification provisions.  The parties reached a settlement to resolve the action on a classwide basis.  They have executed a settlement agreement and filed the necessary approval paperwork with the court.  The court granted plaintiffs’ motion for preliminary approval of the settlement on October 14, 2014.  Notice to putative class members began on October 24, 2014, and the court has scheduled a hearing for final approval of the settlement on February 3, 2015.

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

California Unruh Act Litigation
Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks’ commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  These matters are temporarily stayed while the parties explore whether an agreed upon resolution is possible.

Israeli Consumer Actions
Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. (“Spark Networks”) refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Networks was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Networks renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark Networks was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Networks refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group.  On May 8, 2014, the Court granted Spark Networks’ motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Networks’ combined response to their motions to certify the classes was filed November 1, 2014.

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

We added six new directors to our Board of Directors in the third quarter of 2014, which may lead to changes in the execution of our business strategies and objectives.

In connection with our contested annual meeting of stockholders on June 27, 2014, four new directors were elected, one long-time director subsequently resigned and another new director was appointed to the Board pursuant to a solicitation agreement between our two largest stockholders, Osmium Partners and 402 Capital. The one continuing director, David Hughes, resigned on September 12, 2014 and was replaced by Jonathan R. Mather.  Because of these changes, our Board has not worked together as a group for an extended period of time. Furthermore, none of the directors has worked with management or the Company for an extended period of time.  These changes in our Board of Directors may lead to delays or changes in the execution of our business strategies and objectives and the development of new strategic initiatives as our new directors analyze our business and contribute to the formulation of our business strategies and objectives.  In addition, these changes may adversely affect our ability to retain and attract experienced executives and employees.

Our former CEO and General Counsel separated from the Company and the majority of our Board of Directors was elected in connection with an extended proxy contest and has not previously worked with the Company nor our remaining current management team, which may lead to challenges in retaining key employees.

Our former CEO and General Counsel entered into separation and release agreements with the Company, with separation dates of August 11 and August 12, 2014, respectively. In connection with our contested annual meeting of stockholders on June 27, 2014, four new directors were elected, one long-time director subsequently resigned and another new director was appointed to the Board pursuant to a solicitation agreement between our two largest stockholders, Osmium Partners and 402 Capital.  The one continuing director, David Hughes, resigned on September 12, 2014 and was replaced by Jonathan R. Mather. As a result of the changes in our Board, none of the directors has worked with the remaining management or the Company in the past and there can be no assurances they will be able to effectively do so. As a result, the change in control of the Board may adversely affect our ability to retain certain of our key employees.

The conflicts between Israel and Hamas could have a material adverse impact upon our business and operating results.

We maintain physical operations in Israel and our Hebrew language sites, JDate.co.il and Cupid.co.il, represent approximately 15% of our Jewish Networks revenue.  As a result, the conflicts between Israel and Hamas could impact our employees, operations and our members’ and potential members’ interest in our services, and may have a material impact upon our subscriber and revenue bases as conflict occurs.

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

During the nine months ended September 30, 2014, we made the following stock repurchases:

Period (2014)	Total number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	43,167	$5.87	43,167	4,746,787
Feb 1 - Feb 28	135,180	$5.81	135,180	3,960,783
Mar 1 – Mar 31	92,770	$4.88	92,770	3,508,136
Apr 1 – June 30	-	-	-	-
July 1 – Sept 30	-	-	-	-
Total	271,117	$5.50	271,117	3,508,136

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

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

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 6, 2014