Form 10-K
period 2014-12-31
SPARK NETWORKS INC
filed 2015-03-16
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2014 was approximately $135,603,011 based on $5.67, the closing price of the registrant’s common stock on the NYSE MKT on June 30, 2014.

The registrant had 24,730,101 outstanding common stock, par value $0.001 per share, as of March 12, 2015.

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

For the Fiscal Year Ended December 31, 2014

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this annual report on Form 10-K, regarding, among other matters:

●	our ability to attract members to our Web sites, convert members into paying subscribers and retain our paying subscribers;
●	the highly competitive nature of our business;
●	our ability to keep pace with rapid technological change and enhance existing or introduce new services;
●	the strength of our existing brands and our ability to maintain and enhance those brands;
●	our ability to effectively manage our operations and attract and retain qualified personnel;
●	the transition to a completely new board of directors in 2014 which may lead to changes in business strategy and objectives;
●	the hiring of a new management team, including the CEO and CFO;
●	the geo-political instability in Israel;
●	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;
●	effectively protecting our internet and domain names and participating rights;
●	the effect of new interpretation of existing laws and regulations on our operations; and
●	other factors referenced in this annual report on Form 10-K and other reports.

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

Unless the context otherwise requires, the terms “Company,” “Spark”, “we,” “us,” and “our” refer to Spark Networks, Inc., a Delaware corporation and its subsidiaries. The Company was incorporated on April 20, 2007.

Our Business

We are a leader in creating iconic, niche-focused brands and communities that help individuals make life-long relationships with others that share their interests and values.  Our core properties, ChristianMingle.com and JDate.com, are communities geared towards singles of the Christian and Jewish faiths. Through our websites and mobile applications, we help our members search for and communicate with other like-minded individuals.

Along with these two core brands, we also operate a number of other niche-focused and international Web sites and maintain physical presence in both the United States and Israel.  Information regarding the geographical source of our revenue and data on our reportable segments can be found in Note 10 to our Consolidated Financial Statements included in this annual report.

Our online singles properties provide users with three key services:  searching for compatible individuals with whom to potentially form long-term relationships; validating compatibility through profiles, viewing photographs and understanding likes and characteristics; and communicating via one of our numerous communications platforms designed to foster relationships.

Membership on our online singles Web sites is free and allows registered members to post personal profiles and take advantage of our search and validation features. On most of our Web sites, the ability to initiate communication with other members requires payment, typically a monthly subscription fee which, along with advertising sales represent our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

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

●

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

●

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

●

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

●

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

Online Personals Web Site. We believe we are a relatively unique company in the online personals industry because we operate Web sites targeted at specific religious, ethnic, geographic and special interest groups. We currently offer Web sites primarily in English, Hebrew and French. Some of our Web sites, organized by segment, are as follows:

Online Personals Web Site	Target Audience
Jewish Networks
JDate.com	Jewish singles
JDate.co.uk	Jewish singles
JDate.fr	Jewish singles (French speakers)
JDate.co.il	Jewish singles (Hebrew speakers)
Cupid.co.il	Jewish singles (Hebrew speakers)
Christian Networks
ChristianMingle.com	Christian singles
ChristianMingle.co.uk	Christian singles
ChristianMingle.com.au	Christian singles
Christiansingles.com	Christian singles
Other Networks
AdventistSinglesConnection.com	Adventist singles
BBWPersonalsPlus.com	Big beautiful women and admirers
BlackSingles.com	African-American singles
CatholicMingle.com	Catholic singles
DeafSinglesConnection.com	Deaf singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
MilitarySinglesConnection.com	Military singles
SilverSingles.com	Mature singles
Spark.com	Non-targeted
Offline and Other Businesses
HurryDate.com	Rapid dating and offline events (wound down in 2014)

Web Site Features. We offer different ways for our members to communicate including:

●

On-Site Email. We provide all paying subscribers with private message centers. These personal on-site email boxes offer features such as customizable folders for storing correspondence, the ability to know when sent messages were read, as well as block and ignore functions, which allow paying subscribers to control future messages from specific paying subscribers.

●

Hot Lists and Favorites. “Hot Lists” enable members to see who is interested in them and to save those favorite members in whom they are interested. Lists include (1) who has viewed their profile, (2) their favorites and (3) who has emailed them. Members can maintain their favorites on a list and add their own customized notes.

●	Message Boards. Message Boards enable paying subscribers to communicate in a group environment with suggested categories for discussion.
●

Real-Time Chat Rooms. Paying subscribers can use our exclusive chat rooms to mix and mingle in real-time, building a sense of community through group discussions. Additional features enable users to add customized graphics such as emoticons to their conversations.

●

Instant Message:  Paying subscribers can use our instant messaging system to communicate with other subscribers in real-time. This allows subscribers to communicate directly with another subscriber online at the same time instantly.

●	Ice Breakers. Members can send pre-packaged opening remarks, referred to on the sites as “flirts” and “smiles,” to other members or paying subscribers.
●

Click! Our patented Click! feature - Secret Admirer connects members who think they would be compatible with each other. A member clicks “yes,” “no” or “maybe” in another member’s profile. When two members click “yes” in each other’s profiles, our patented feature sends an email to both of them alerting them of the match.

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

●

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

●

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

●

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

●

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

●

Leveraging strong customer service. Each time a member or a potential member contacts our customer service center by email or phone, he or she represents a potential new paying subscriber. By training our customer service representatives on upselling opportunities, we believe they will continue to be successful in selling our services.

Improve member monetization. We believe there is an opportunity for additional revenue from both the sale of advertising on our Web sites and through providing complementary services to our members. We expect advertisers will continue to seek highly targeted environments such as ours to complement their brands and reach niche consumers. We intend to remain selective about our choices for advertising partners so as not to adversely affect the quality of our user experience.  We believe that our relationships with our members position us well to offer additional products and services beyond our core subscription offerings.

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

Technology

Our internal product teams are focused on the development and maintenance of products in addition to building and managing our software and hardware infrastructure.  We intend to continue making significant investments in developing new products, such as mobile applications, and enhancing the functionality of our existing products and infrastructure.

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

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match.com and OkCupid, two wholly-owned subsidiaries of InterActiveCorp, and eHarmony. In addition, we face competition from new entrants that have recently offered free and freemium mobile applications as well as social networking sites such as Facebook.

Government Regulation

Our business is regulated by diverse and evolving laws and governmental authorities in the United States and other countries in which we operate. We are subject to laws and regulations related to Internet communications, privacy, consumer protection, security and data protection, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising. These laws and regulations are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. Any failure by us to comply with existing laws and regulations may subject us to liabilities. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Plus, legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could materially adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2014, we had 134 full-time and 88 part-time employees. Virtually all of our part-time employees are dedicated to our customer service department.  We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

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

Between 2007 and 2010 and in 2014, our revenue declined and it may decline again in the future. It is possible our operating margins will deteriorate if revenue growth does not exceed planned increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, development, technical operations and general and administrative expenses.

Our member and paying subscriber base is composed of individual consumers and in the event of a continued prolonged economic downturn in the United States or in our international markets in which spending by individual consumers drops significantly, our current and potential subscribers may be unable or unwilling to subscribe to our services and our business may be negatively affected. In addition, the current or future tightening of credit in financial markets could result in a decrease in demand for our products and services if subscribers do not have access to credit. To the extent the overall economy deteriorates or does not improve, we may lose existing members and paying subscribers and fail to attract new members and paying subscribers, which could adversely affect our business, financial condition and results of operations.

We have significant operating losses and we may incur additional losses in the future.

We have historically generated significant operating losses in some years. As of December 31, 2014, we had an accumulated deficit of approximately $(57.6) million. We incurred net loss of approximately ($1.1), ($12.4) and ($15.0) million for the years ended December 31, 2014, 2013 and 2012, respectively. If our revenue does not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenue begins to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

We added six new directors to our Board of Directors in the second half of 2014 and also have recently replaced our CEO and CFO, which may lead to changes in the execution of our business strategies and objectives.

In connection with our contested annual meeting of stockholders on June 27, 2014, four new directors were elected, one long-time director subsequently resigned and another new director was appointed to the Board pursuant to a solicitation agreement between our two largest stockholders, Osmium Partners, LLC (“Osmium Partners”) and 402 Capital, LLC (“402 Capital”). David Hughes, resigned on September 12, 2014 and was replaced by Jonathan R. Mather. Stephen Davis, one of the four directors elected on June 27, 2014 resigned on December 15, 2014 and was replaced with Lee K. Barba on the same date.  Additionally, the Company’s new CEO and CFO began employment, effective January 2, 2015 and March 1, 2015, respectively.  Our former CEO and General Counsel entered into separation and release agreements with the Company, with separation dates of August 11 and August 12, 2014, respectively. Brett Zane, the Company’s CFO, is leaving the Company, effective March 11, 2015.  Because of these changes, our Board has not worked together as a group or with the current executive team for an extended period of time. These changes may lead to delays or changes in the execution of our business strategies and objectives and the development of new strategic initiatives. In addition, these changes may adversely affect our ability to retain and attract experienced executives and employees.

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

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of Web sites. We cannot assure you that our monthly average paying subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2014, average paying subscribers decreased 12.1% and revenue also decreased 11.2% compared to 2013. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

Our subscriber acquisition costs vary depending upon prevailing market conditions and may increase significantly in the future.

Costs for us to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, many of which are beyond our control. Historically, we have used online and offline advertising as the primary means of marketing our services. During 2014, our cost of revenue substantially decreased, primarily as a result of lower direct marketing expenses related to our Christian Networks.

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

In February 2008, we entered into an initial credit agreement with Bank of America under which we had no outstanding borrowings as of December 31, 2014. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future revenue. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

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

Our revolving credit facility has certain covenants that could restrict how we operate our business.

The terms of our revolving credit facility contain various provisions that limit our ability to, among other things:

●	incur or guarantee additional debt;
●	incur capital expenditures;
●	receive dividends or distributions from our subsidiaries;
●	make investments and other restricted payments;
●	make dividend payments or redeem equity securities;
●	grant liens;
●	transfer or sell assets;
●	engage in different lines of business; and
●	consolidate, merge or transfer all or substantially all of our assets.

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

We expect competition in the online personals business to continue to increase because there are no substantial barriers to entry. We believe our ability to compete depends upon many factors both within and beyond our control, including the following:

●	the size and diversity of our member and paying subscriber bases;
●	the timing and market acceptance of our products and services, including the developments and enhancements to those products and services relative to those offered by our competitors;
●	customer service and support efforts;
●	selling and marketing efforts; and
●	our brand strength in the marketplace relative to our competitors.

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match.com and OkCupid, two wholly-owned subsidiaries of InterActiveCorp and eHarmony. In addition, we face competition from multiple mobile-based apps and social networking sites such as Facebook. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our Web sites and reduce our market share.

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

Our efforts to capitalize upon opportunities to expand into new products and services may fail and could result in a loss of capital and other valuable resources.

We may decide to expand into new products and services to increase our revenue base. If we expand into such offerings, management’s time and attention will be less focused on our existing businesses and will require us to invest significant capital resources. The results of any expansion efforts into new products and services are unpredictable, and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new products and services, including but not limited to the following:

●	competition from pre-existing competitors with significantly stronger brand recognition in the markets we enter;
●	our improper evaluation of the potential of such products and services;
●	diversion of capital and other valuable resources away from our core business; and
●	foregoing opportunities that are potentially more profitable.

If we fail to keep pace with rapid technological change, our competitive position will suffer.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2014 and 2013 we introduced a number of new features, and we anticipate the introduction of additional features in 2015 and beyond. We may not be able to effectively integrate new technologies into our Web sites on a timely basis or at all, which may degrade the responsiveness and speed of our Web sites. Such technologies, even if integrated, may not function as expected.

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

We may also encounter difficulties in recruiting personnel as we become a more mature company in a competitive industry. Competition in our industry for personnel is intense, and we are aware that our competitors have directly targeted our employees. We do not have non-competition agreements with most employees and, even in cases where we do, these agreements are of limited enforceability in California. We also do not maintain any key-person life insurance policies on our executives. The incentives to attract, retain and motivate employees provided by our option or restricted stock grants or by future arrangements, such as cash bonuses, may not be as effective as they have been in the past. If we do not succeed in attracting necessary personnel or retaining and motivating existing personnel, we may be unable to grow effectively.

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

We are also in the process of integrating our hardware systems and software applications between the ChristianMingle.com and JDate.com segments.  There can be no assurance that such integration will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Further, any delay in the timing could decrease and/or delay our expense savings expected in respect of such integration, and any such disruption could have a material adverse effect on our results of operations and financial condition.

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

We may not be able to protect our systems, infrastructures and technologies from cyber attacks. In addition, we may be adversely affected by cyber attacks experienced by third parties. Any disruption of our systems, infrastructures and technologies, or compromise of our user data or other information, due to cyber attacks could have an adverse effect on our business, reputation, brands, financial condition and results of operations.

Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations and the protection of confidential information about the Company and sensitive information provided by our members.  The incidence of malicious technology-related events, such as cyber attacks, computer hacking, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks or other malicious activities (or any combination of these events) is on the rise worldwide and constantly evolving. From time to time, we may become the victim of these types of attacks.

Our computer systems and those of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to obtain our data, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.  While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite our efforts, we cannot assure you that these events will not occur in the future and if they do occur, will not have an adverse effect on our business, financial condition and results of operations.

Furthermore, we may become the victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations).

Any cyber attack or security breach we experience could prevent us from providing our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as result in a degradation of our products and services and/or cause damage to our systems, infrastructures, technologies and data. Even if we do not experience such events, the impact of any such events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations) could have a similar effect. Moreover, even cyber attacks and security breaches that do not impact us directly may result in a loss of consumer confidence generally, which could make consumers and users less likely to use our products and services.

We depend, in part, upon arrangements with third parties to drive traffic to our various websites.

We engage in a variety of activities designed to attract traffic to our various websites and convert visitors into members and paying subscribers. How successful we are in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our various websites and our oversight of such third parties to ensure that they are appropriately communicating with online users.  Pursuant to these arrangements, third parties generally promote our services on their websites or through e-mail campaigns and we pay them based upon a variety of arrangements (cost per registration, cost per one thousand impressions, a percentage of sales, etc.)   Depending on how a third party communicates with online users via email, third-party email service providers could treat such email campaign as spam, and ultimately limit our ability to communicate with our members and paying subscribers via email.

These arrangements are generally not exclusive, are short‑term in nature and are generally terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with existing and/or new third parties in response to industry trends, or if such third parties improperly manage email campaigns, our business, financial condition and results of operations could be adversely affected.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our common stock. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenue or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect our quarterly results include:

●	the demand for, and acceptance of, our online personals services and enhancements to these services;
●	the timing and amount of our subscription revenue;
●	the introduction, development, timing, competitive pricing and market acceptance of our Web sites and services and those of our competitors;
●	the magnitude and timing of marketing initiatives and capital expenditures relating to expansion of our operations;
●	the cost and timing of online and offline advertising and other marketing efforts;
●

the maintenance and development of relationships with portals, search engines, ISPs and other Web properties and other entities capable of attracting potential members and paying subscribers to our Web sites;

●	technical difficulties, system failures, system security breaches, or downtime of the Internet, in general, or of our products and services, in particular;
●	costs related to any acquisitions or dispositions of technologies or businesses;
●	fluctuations in foreign exchange rates; and
●	general economic conditions, as well as those specific to the Internet, online personals and related industries.

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

We have historically and may in the future further extend and develop our presence, both within the United States and internationally, partially through acquisitions of entities offering online personals services and related businesses. We have relatively limited experience acquiring companies and the companies we have acquired have been small. We have evaluated, and continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions, some of which may divert significant resources away from our daily operations. In addition, the process of integrating an acquired company, business or technology is risky and may create unforeseen operating difficulties and expenditures. Some areas where we may face risks include:

●	the need to implement or remediate controls, procedures and policies of acquired companies that lacked appropriate controls, procedures and policies prior to the acquisition;
●	diversion of management time and focus from operating our business to acquisition integration challenges;
●	cultural challenges associated with integrating employees from an acquired company into our organization;
●	retaining employees from the businesses we acquire; and
●	the need to integrate each company’s accounting, management information, human resources and other administrative systems to permit effective management.

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

One of our strategies is to expand our presence in international markets. Although we currently have offices in Israel and Web sites that directly serve the French, Israeli and United Kingdom markets, we have only limited experience with operations outside the United States. Our primary international operations are in Israel, which carries additional risk for our business as a result of intermittent hostilities there. Expansion into international markets requires management time and capital resources. In addition, we face the following additional risks associated with our expansion outside the United States:

●	challenges caused by distance, language and cultural differences;
●	local competitors with substantially greater brand recognition, more users and more traffic than we have;
●	our need to create and increase our brand recognition and improve our marketing efforts internationally and build strong relationships with local affiliates;
●	longer payment cycles in some countries;
●	credit risk and higher levels of payment fraud in some countries;
●	different legal and regulatory restrictions among jurisdictions;
●	political, social and economic instability;
●	potentially adverse tax consequences; and

●	higher costs associated with doing business internationally.

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

We cannot assure you that an active trading market will be sustained or that the market price of our common stock will not decline. The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price for the stock of many technology, communications and entertainment and media companies. Those market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a significant decline in the market price of our securities. Furthermore, the trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Currently, two financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If any of the analysts who cover us downgrade our stock, our stock price would likely decline rapidly. If these analysts cease coverage of our Company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Four of our stockholders own approximately 50% of our stock and could exercise significant influence over the Company.

As of December 31, 2014, Spruce House Capital LLC, North Run Advisors, LLC, 402 Capital and Osmium Partners and their respective affiliates beneficially owned approximately, in the aggregate, 50% of the outstanding common stock. While such stockholders are unaffiliated and do not constitute a “group” as defined in the U.S. Securities Exchange Act of 1934, as amended, these stockholders individually possess influence over our company, and the managing members of Osmium Partners and 402 Capital each serve on our board of directors. Concentrated ownership may influence matters requiring stockholder approval, including the election of directors.

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

We have never paid any dividend and we may or may not pay dividends in the foreseeable future.

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

There are no cumulative voting rights provided for in our bylaws or certificate of incorporation. While we have recently amended our bylaws to enable stockholders to call special meetings, our certificate of incorporation and bylaws still contain provisions that could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, the certificate of incorporation and bylaws, as applicable, among other things:

●	provide the board of directors with the ability to alter the bylaws without stockholder approval;
●	provide for an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and
●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

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

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISystems initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISystems. Spark Networks was apprised of the lawsuit after ISystems unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On September 4, 2012, Spark Networks filed its Answer to the Complaint. On January 22, 2014, the Court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014. The matter was tried before the Honorable David C. Godbey from July 21-22, 2014.  On September 19, 2014, the Court issued a Final Judgment in favor of Spark Networks and that ISystems takes nothing by its claims which were dismissed with prejudice.  On October 17, 2014, ISystems filed a Motion for a New Trial.  By written order dated January 13, 2015, the Court denied ISystems’ Motion for a New Trial.  On February 12, 2015, ISystems filed a Notice of Appeal for the Court’s Judgment in favor of Spark Networks.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all others similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. The e-mail publishers responsible for distributing the e-mails at issue in this litigation have agreed to furnish a complete defense to Spark, through counsel at their own expense, pursuant to contractual indemnification provisions. The parties reached a settlement to resolve the action on a classwide basis and the settlement agreement includes a full release of Spark and the publishers.  The parties filed the necessary approval paperwork with the court, which granted final to the settlement on February 24, 2015.  The court entered final judgment on March 2, 2015 regarding all claims pursuant to its final approval order. The Company recorded an accrual at December 31, 2014 for the cost related to resolving this matter.

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

Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”). The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation. The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc. The Wright Complaint alleges that Spark Networks’ commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation. The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. Management believes the likelihood of a material adverse outcome is remote and no accrual has been recorded for any potential loss as of December 31, 2014.

Jane LV Doe v. Spark Networks, Inc., Sean Patrick Banks, and DOES 1 through 100

On November 20, 2014, Plaintiff filed an unverified complaint against the Company and Sean Patrick Banks in the Los Angeles County Superior Court for the State of California alleging several causes of action pertaining to being stalked and harassed by defendant Sean Patrick Banks from December 2012 to February 2013.  Plaintiff alleges that prior to when she actively joined the site, the Company had information that Defendant could have been a sexual predator and that the Company had a duty to investigate defendant Sean Patrick Banks and warn Plaintiff.  As permitted under California procedure in response to an unverified complaint, Spark filed an answer in the form of a general denial on January 16, 2015.  Trial is tentatively set for May 20, 2016.

Israeli Consumer Actions
Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981. Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014. The plaintiff alleges that Spark Networks (Israel) Ltd. (“Spark Networks”) refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law. Spark Networks was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014. The plaintiff alleges that Spark Networks renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark Networks was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014. The plaintiff alleges that Spark Networks refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law. In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Networks’ motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Networks’ combined response to their motions to certify the classes was filed November 1, 2014 and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties allegations within 90 days.

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

	High	Low
Year ended December 31, 2013
First Quarter	$8.15	$7.00
Second Quarter	$9.00	$6.56
Third Quarter	$8.91	$6.73
Fourth Quarter	$8.25	$5.39

	High	Low
Year ended December 31, 2014
First Quarter	$6.45	$4.66
Second Quarter	$5.89	$4.37
Third Quarter	$6.20	$4.63
Fourth Quarter	$4.69	$3.41

Holders

As of March 12, 2015 there were 43 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2014, we did not issue unregistered securities.

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

ITEM 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31
	(dollars in thousands except per share amounts)
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data
Revenue	$61,645	$69,409	$61,743	$48,493	$40,851
Net income (loss)	(1,127)	(12,380)	(14,989)	(1,611)	3,704
Net income (loss) per share—basic and diluted	$(0.05)	$(0.54)	$(0.72)	$(0.08)	$0.18
Cash dividends declared per share	—	—	—	—	—

	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Total Assets	$31,005	$35,254	$28,364	$37,936	$36,568
Long-term debt, including maturities	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

The common stock of Spark Networks, Inc. is traded on the NYSE MKT.  We are a leader in creating iconic, niche-focused brands and communities that help individuals make life-long relationships with others that share their interests and values.  Our core properties, ChristianMingle.com and JDate.com, are communities geared towards singles of the Christian and Jewish faiths. Through our websites and mobile applications, we help members search for and communicate with other like-minded individuals.

Membership to the Company’s online and web services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a fee (typically, one, three, six and twelve month subscription fees) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying members.

For the year ended December 31, 2014, we had 261,734 average paying subscribers, representing a decrease of 12.1% from the year ended December 31, 2013. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and Web site features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

We have grown both internally and through acquisitions of entities, and selected assets of entities, offering online personals services and related businesses. Through our business acquisitions, we have expanded into new markets, leveraged and enhanced our existing brands to improve our position within new markets, and gained valuable intellectual property.

Our ability to compete effectively will depend on our ability to address the needs of our members and paying subscribers, on the timely introduction and performance of innovative features and services associated with our brands, and the ability to respond to services and features introduced by competitors. To address this challenge, we have invested and will continue to invest in both personnel resources and systems geared at enhancing our existing services and introduce new services as well as improving the efficiency and effectiveness of our customer acquisition activities. We believe we have sufficient cash resources on hand to accomplish the enhancements currently contemplated.

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

We also earn a small amount of revenue from advertising sales. We record advertising revenue as it is delivered and included it in the total revenue of each segment that generates advertising sales.

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

Our advertising expenses are recognized based on the terms of each individual contract. The majority of our advertising expenses are based on five pricing models:

●	Cost per subscription (CPS) where we pay an online advertising provider a fee based upon the number of new paying subscribers it generates;
●	Cost per acquisition (CPA) where we pay an online advertising provider a fee based on the number of new member registrations it generates;
●	Cost per click (CPC) where we pay an online advertising provider a fee based on the number of clicks to our Web sites it generates;
●	Cost per thousand for banner advertising (CPM) where we pay an online advertising provider a fee based on the number of times it displays our advertisements; and
●

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

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable and test property, plant and equipment and other intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our operating segments represent the reporting units to which we assign goodwill.   We aggregate our indefinite-lived intangible assets, primarily consisting of domain names, into one unit of account for each reporting unit.  Factors we consider important and which could trigger an impairment review include the following:

●	a significant decline in actual projected revenue;
●	a significant decline in the market value of our common stock;
●	a significant decline in performance of certain acquired companies relative to our original projections;
●	an excess of our net book value over our market value;
●	a significant decline in our operating results relative to our operating forecasts;
●	a significant change in the manner of our use of acquired assets or the strategy for our overall business;
●	a significant decrease in the fair value of an asset;
●	a shift in technology demands and development; and
●	a significant turnover in key management or other personnel.

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

In 2014, the Company performed its annual impairment analysis utilizing a quantitative assessment. We estimated the fair value of the reporting units based on the market approach and income approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. The Company used a discount rate which reflects the risks and uncertainty related to each reporting unit. The market approach uses the guideline public companies method, where value is estimated by comparing the Company to similar companies with publicly traded ownership interests. The analysis concluded that the estimated reporting units’ fair values were higher than their carrying values.

As of December 31, 2014, Jewish Networks, Christian Networks, and Other Networks carried goodwill balances of $6.7 million, $1.7 million, and $0.2 million, respectively.

In 2014, the Company impaired $128,000 of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain mobile projects and web-based products no longer in use.   In 2013, the Company had an impairment expense of $265,000, representing the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards. In 2012, no impairment charge was necessary.

Accounting for Business Combinations

We acquire the stock or specific assets of companies that may be considered to be business acquisitions. Under the acquisition method of accounting, the costs are allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We did not complete any material acquisitions in 2014, 2013, or 2012.

The judgments made in determining the estimated fair value and expected useful life assigned to each class of assets and liabilities acquired can significantly impact subsequent net income. Different classes of assets will have varying useful lives. For example, the useful life of a member database, which is typically three years, is not the same as the useful life of a paying subscriber list, which is typically three months, or a domain name, which is indefinite. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period or no amortization for indefinite lived intangibles.

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

As of December 31, 2014, we had a valuation allowance against our deferred tax assets of approximately $13.9 million. Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. Cumulative losses in recent years, which the Company defines as the most recent three year period, is considered significant negative evidence in evaluating the realizability of DTAs that is difficult to overcome. In light of the Company’s recent history of losses, we are not able to conclude that it is more likely than not that our DTAs will be realized and we recorded a valuation allowance against our DTAs, with a corresponding (benefit) charge to our income tax provision, of approximately $(0.3) million and $4.7 million during the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $35.2 million and $46.1 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2020 for federal purposes and 2018 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards may be limited based on changes in the ownership of the Company. The Company also has net operating loss carryovers for Israeli tax purposes of approximately $5.8 million which do not expire.  The Company has federal income tax credit carry-forwards for income tax purposes of approximately $0.9 million available to reduce future federal income tax.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2014, deferred tax assets do not include approximately $5.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $5.3 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write-off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital, with any remainder charged to provision for income taxes.

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

Segment Reporting

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate operating segments which were principally determined based on similarity of economic characteristics; and include: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which now consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market Web sites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. The Company believes the new segments provide investors with greater transparency into the performance of the business. Prior period amounts presented in this Annual Report on Form 10-K have been reclassified to conform to the current period presentation.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	55.7	80.6	79.7
Sales and marketing	8.3	8.1	6.5
Customer service	4.9	4.2	4.1
Technical operations	1.8	1.7	2.2
Development	5.6	4.5	5.4
General and administrative	21.6	15.1	14.3
Depreciation	3.3	2.9	2.7
Amortization of intangible assets other than goodwill	0.1	—	—
Impairment of goodwill, long-lived assets and other assets	0.2	0.4	—
Total costs and expenses	101.5	117.5	114.9
Operating loss	(1.5)	(17.5)	(14.9)
Interest expense (income) and other , net	0.9	(0.3)	(0.4)
Loss before income taxes	(2.4)	(17.2)	(14.5)
Provision for income taxes	(0.6)	0.7	9.8
Net loss	(1.8)%	(17.9)%	(24.3)%

The following table describes certain selected information and Adjusted EBITDA (1) for the years ended December 31,

(in thousands)	2014	2013	2012
Net loss	$(1,127)	$(12,380)	$(14,989)
Interest expense	48	71	59
Income tax (benefit) provision	(375)	495	6,047
Depreciation	2,053	1,987	1,673
Impairments	128	265	—
Amortization of intangible assets	40	20	13
Non-cash currency translation adjustments	518	(297)	(124)
Stock-based compensation	946	767	813
Non-recurring proxy and severance	3,308	—	—
Non-repetitive property possession	—	—	(151)
Adjusted EBITDA(1)	$5,539	$(9,072)	$(6,659)

(1)

The Company reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from on-going operations and excludes the impact of: (i) non-cash items such as stock-based compensation, asset impairments, non-cash currency translation adjustments related to an inter-company loan and (ii) one-time items that have not occurred in the past two years and are not expected to recur in the next two years. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

●	Adjusted EBITDA does not reflect the cash capital expenditures during the measurement period,
●	Adjusted EBITDA does not reflect any changes in working capital requirements during the measurement period,
●	Adjusted EBITDA does not reflect the cash tax payments during the measurement period, and
●	Adjusted EBITDA may be calculated differently by other companies in our industry, thus limiting its value as a comparative measure.

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

Selected statistical information regarding average paying subscribers for our operating segments is shown in the table below:

	Year Ended December 31,
	2014	2013	2012
Average Paying Subscribers
Jewish Networks	77,290	84,149	85,292
Christian Networks	169,602	193,316	146,267
Other Networks	14,842	20,232	27,685
Total Average Paying Subscribers	261,734	297,697	259,244

Average paying subscribers for the Jewish Networks segment decreased 8.2% to 77,290 for the year ended December 31, 2014 compared to 84,149 in 2013. The decrease can be primarily attributed to certain affiliate-driven email deliverability issues we experienced in the first quarter of 2014, an increase in failed renewal transactions as a result of credit and debit card turnover associated with a security breach at a major US-based retailer and increased competition in our international operations. During the first quarter of 2014, some of our email affiliates conducted their business in violation of our terms and conditions and in a manner considered unacceptable by certain email internet service providers.  As a result, for a significant portion of the first quarter of 2014, certain internet service providers either prevented emails sent by us from reaching our members or placed our emails into our members’ email spam boxes.  The reduction of email communication from our Company to our members negatively affected our ability to convert non-paying members into paying subscribers.  Although we resolved this issue in early March 2014, our first quarter average paying subscriber numbers were depressed, setting the stage for lower numbers throughout the year.  Average paying subscribers for the Christian Networks segment decreased 12.3% to 169,602 for the year ended December 31, 2014 compared to 193,316 in 2013, reflecting decreased direct marketing investment within this segment. Average paying subscribers for the Other Networks segment decreased 26.6% to 14,842 for the year ended December 31, 2014 compared to 20,232 in 2013. This decrease can be primarily attributed to a reduction in inefficient marketing spend in prior and current periods.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 5.8% and 4.5% of our revenue for the years ended December 31, 2014 and 2013, respectively, were generated through offline social and travel events, and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three, six and twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue for the year ended December 31, 2014 decreased 11.2% to $61.6 million from $69.4 million in 2013. The revenue decrease can be primarily attributed to a decrease in Jewish Networks and Christian Networks revenue.

Revenue for the Jewish Networks segment decreased 9.9% to $23.2 million for the year ended December 31, 2014, compared to $25.8 million in 2013. The lower Jewish Networks revenue reflects an 8.2% decrease in average paying subscribers due to the reasons cited above. Revenue for our Christian Networks segment decreased 10.9% to $35.9 million for the year ended December 31, 2014, compared to $40.2 million in 2013. The lower Christian Networks revenue reflects a 12.3% decrease in average paying subscribers, driven by a 44.2% decrease in direct marketing investment. Revenue for the Other Networks segment decreased 25.4% to $2.2 million for the year ended December 31, 2014, compared to $3.0 million in 2013. The decrease in Other Networks revenue is driven by a 26.6% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses decreased 23.2% to $62.6 million for the year ended December 31, 2014, compared to $81.5 million in 2013. The decrease is primarily attributable to a $21.6 million decrease in cost of revenue, offset by a $2.8 million increase in general and administrative expenses.

Cost of Revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 38.7% to $34.3 million for the year ended December 31, 2014, compared to $56.0 million in 2013. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 44.2% to $26.8 million for the year ended December 31, 2014, compared to $48.0 million in 2013. The lower direct marketing expense reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and consulting fees. Sales and marketing expenses decreased 8.5% to $5.1 million for the year ended December 31, 2014, compared to $5.6 million in 2013. The decrease can be primarily attributed to a reduction in compensation expense, public relations expense and consulting fees. As part of our third quarter initiative to focus on the JDate and ChristianMingle brands and improve efficiencies, we reduced a portion of our sales and marketing workforce, eliminated the use of a third party public relations firm and certain marketing consulting firms.

Customer Service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 4.7% to $3.0 million for the year ended December 31, 2014, compared to $2.9 million in 2013. The expense increase is primarily attributed to higher compensation costs, reflecting increased support for our Jewish and Christian Networks segments.

Technical Operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 3.2% to $1.1 million for the year ended December 31, 2014, compared to $1.2 million in 2013.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our Web sites and services. Development expenses increased 10.1% to $3.4 million for the year ended December 31, 2014, compared to $3.1 million in 2013. The increase can be attributed to higher compensation expense, reflecting the addition of personnel to support new products and our mobile initiatives.

General and Administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses increased 26.7% to $13.3 million for the year ended December 31, 2014, compared to $10.5 million in 2013. The increase can be primarily attributed to non-recurring severance costs of $1.3 million and $2.0 million of proxy contest fees and expenses.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized Web site and software development costs, computer hardware and other fixed assets. Depreciation expense increased by 3.3% to $2.1 million for the year ended December 31, 2014, compared to $2.0 million in 2013. Higher capitalized Web site and software development costs accounted for the increase in depreciation expenses.

Amortization of Intangible Assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased 100.0% to $40,000 for the year ended December 31, 2014, compared to $20,000 in 2013. The increase reflects a full year of amortization expense associated with certain digital media assets purchased by the Company in 2013.

Impairment of Long-lived Assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets decreased 51.7% to $128,000 for the year ended December 31, 2014 compared to $265,000 in 2013.  The expenses reflect the write-off of certain underperforming or retired software assets.

Interest Expense (Income) and Other, Net. Interest expense (income) and other consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest expense (income) and other reflected $564,000 of expense for the year ended December 31, 2014, compared to $229,000 of income in 2013. The increased expense is primarily related to non-cash foreign exchange rate fluctuations related to the intercompany loan with our Israel subsidiary.

Provision for Income Taxes. Provision (benefit) for income taxes for the year ended December 31, 2014 was $(375,000) compared to $495,000 for the year ended December 31, 2013.  We did not recognize a tax benefit for losses incurred in 2014, as we recorded a valuation allowance against our deferred tax assets.  The 2014 provision for income tax consists of $103,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $(562,000) of federal, state, and foreign current tax benefit and $84,000 related to interest accrued on unrecognized tax benefits.  The $(562,000) of current tax benefit includes a $(609,000) reduction to the reserve for unrecognized tax benefits.  The 2013 provision for income tax consists of $344,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $62,000 of foreign and state current tax and $89,000 related to interest accrued on unrecognized tax benefits.

Net Loss and Net Loss Per Share. Net loss was $(1.1) million, or $(0.05) per share, for the year ended December 31, 2014, compared to a net loss of $(12.4) million, or $(0.54) per share in 2013. The reduction in net loss and net loss per share was primarily due to higher contribution generated in 2014.

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

Net Loss and Net Loss Per Share. Net loss was $(12.4) million, or $(0.54) per share, for the year ended December 31, 2013, compared to a net loss of $(15.0) million, or $(0.72) per share in 2012. The reduction in net loss and net loss per share was primarily due to a lower income tax provision in 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $11.7 million. We have historically financed our operations with internally generated funds.

Net cash used in operations was $1.3 million for the year ended December 31, 2014 compared to $7.8 million for the same period in 2013. The decrease in Christian Networks direct marketing accounted for the majority of change in net cash used in operations.

Net cash used in investing activities was $2.5 million for 2014 compared to $3.0 million for the same period in 2013. The absence of new leasehold improvements in 2014 accounted for the majority of the decline.

Net cash provided by financing activities was $829,000 for the year ended December 31, 2014 compared to $15.1 million for 2013. Cash provided by financing activities in 2014 was primarily related to proceeds received from the exercise of stock options of $2.3 million, offset by $1.5 million of cash used to repurchase shares under our stock repurchase program.  Cash provided by financing activities in 2013 was primarily related to the net proceeds received from the issuance of stock in a public offering of $12.3 million and proceeds received from the exercise of stock options of $2.9 million.

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

The Credit Agreement contains financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, minimum consolidated net liquidity and maximum capital expenditures during different periods. The Credit Agreement also contains covenants regarding Jewish Networks minimum contribution and our ability to repurchase or redeem equity interests or issue dividends up to a specified amount, as well as other covenants, with exceptions, including restrictions on debt, liens, and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit us from obtaining further credit under the Credit Agreement.

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

On January 28, 2015, we executed an Eighth Amendment to the Credit Agreement (the “Eighth Amendment”).   Under the Eighth Amendment, for each quarter ending December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, the minimum consolidated adjusted EBITDA for each six month period shall not be less than $3.3 million, $3.8 million, $2.2 million and $2.3 million, respectively.  For the quarter ending December 31, 2015 and each fiscal quarter ending thereafter, the minimum consolidated adjusted EBITDA for each six month period shall not be less than $1.8 million.

The Eighth Amendment also imposes limitations on capital expenditures in the ordinary course of business not exceeding $3.0 million during each fiscal year, subject to certain exceptions; provided, that for fiscal 2015, the capital expenditure limitation shall be $3.5 million.

The Eighth Amendment also provides that the Jewish Networks minimum contribution (as defined in the Credit Agreement) for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16 million.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of December 31, 2014.

As of December 31, 2014, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first seven amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $133,000, respectively. Costs associated with both the original Credit Agreement and the first seven amendments thereto were included in prepaid expenses and other, and other assets. The deferred financing costs are amortized to interest expense (income) and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2014 and 2013 were $12,000 and $35,000, respectively. Unamortized costs as December 31, 2014 and 2013 were $13,000 and $3,000, respectively.

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

The following table describes our contractual commitments and obligations as of December 31, 2014 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating leases	$788	$2,013	$—	$—	$2,801
Other commitments and obligations	338		—	—	338
Total contractual obligations	$1,126	$2,013	$—	$—	$3,139

We had commitments and obligations consisting of operating leases, contracts with software licensing, communications, computer hosting and marketing service providers. Other commitments and obligations totaled $338,000 for less than one year and $0 for 1-3 years. Contracts with other service providers are for 30 day terms or less. For contingences related to our tax positions, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2014, we held cash funds of approximately $265,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign currency exchange gains and losses are not material to the Company's earnings in 2014, 2013 and 2012. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last two fiscal years. On September 22, 2014, the Audit Committee of the Company’s Board of Directors dismissed Ernst & Young, LLP as the Company’s independent registered public accounting firm and engaged Grant Thornton LLP to serve as the Company’s new independent registered public accounting firm. For more information with respect to this matter, see our Current Report on Form 8-K dated September 22, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

(b) Implementation of new internal controls framework

Due to resource constraints, management has elected to postpone implementation of the Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) until calendar year 2015.  For the year ended December 31, 2014, management used the criteria established in the Internal Control—Integrated Framework (1992 framework) to conduct its evaluation of the effectiveness of the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting

Annual report on internal controls over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks Inc.

We have audited the internal control over financial reporting of Spark Networks, Inc. (the “Company”) as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992  Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California

March 13, 2015

ITEM 9B.	OTHER INFORMATION

On January 28, 2015, we executed an Eighth Amendment to the Credit Agreement (the “Eighth Amendment”).   Under the Eighth Amendment, for each quarter ending December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, the minimum consolidated adjusted EBITDA for each six month period shall not be less than $3.3 million, $3.8 million, $2.2 million and $2.3 million, respectively.  For the quarter ending December 31, 2015 and each fiscal quarter ending thereafter, the minimum consolidated adjusted EBITDA for each six month period shall not be less than $1.8 million.

The Eighth Amendment also imposes limitations on capital expenditures in the ordinary course of business not exceeding $3.0 million during each fiscal year, subject to certain exceptions; provided, that for fiscal 2015, the capital expenditure limitation shall be $3.5 million.

The Eighth Amendment also provides that the Jewish Networks minimum contribution for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16 million.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement.” The foregoing description of the amendments to the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of such Credit Agreement and amendments, copies of which are filed as Exhibits 10.10(a) and 10.10(i) to this annual report on Form 10-K and is incorporated herein by reference.

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

3.3

Third Amended and Restated Bylaws effective February 24, 2014 of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2014).

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

10.6***

Executive Employment Agreement dated December 15, 2014 between Spark Networks, Inc. and Michael S. Egan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2014).

10.7***

Employment Agreement dated February 12, 2015 between Spark Networks, Inc. and Robert W. O’Hare (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2015).

10.8(a)***

Executive Employment Agreement dated May 16, 2007 between Spark Networks plc and Gregory J. Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007).

10.8(b)***

Amendment No. 1, dated December 30, 2008, to Executive Employment Agreement between the Registrant and Gregory J. Franchina (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008)

10.9(a)***

Executive Employment Agreement executed November 27, 2007 between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007).

10.9(b)***

Amendment No. 1, dated December 29, 2008, to Executive Employment Agreement between the Registrant and Brett Zane (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008).

10.10(a)

Credit Agreement dated February 14, 2008 among Spark Networks Limited, Spark Networks, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008).

10.10(b)

First Amendment to Credit Agreement dated as of September 29, 2009 among Spark Networks Limited, Spark Networks, Inc., Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009).

10.10(c)

Second Amendment to Credit Agreement dated as of February 7, 2011 among Spark Networks Limited, Spark Networks, Inc., Spark Networks USA, LLC, Bank of America, N.A., the other lenders thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011).

10.10(d)

Third Amendment to Credit Agreement dated as of May 11, 2011 among Spark Networks USA, LLC, Spark Networks, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.10(e)

Fourth Amendment to Credit Agreement dated as of May 7, 2012 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2012).

10.10(f)

Fifth Amendment to Credit Agreement dated as of April 25, 2013 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2013).

10.10(g)

Sixth Amendment to Credit Agreement dated as of February 13, 2014 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.11(g) of the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.10(h)

Seventh Amendment to Credit Agreement dated as of March 11, 2014 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.11(h) of the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.10(i)

Eighth Amendment to Credit Agreement dated as of January 27, 2015 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2015).

10.11

Lease between the Irvine Company LLC and Spark Networks USA, LLC dated as of February 1, 2013 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013).

10.12

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

10.13

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

10.14(a)***

Executive Employment Agreement, dated February 11, 2014, between Spark Networks, Inc. and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014).

10.14(b)***

Separation Agreement and Release, dated August 8, 2014, between Spark Networks, Inc. and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2014).

10.15***

Separation Agreement and Release, dated August 8, 2014, between Spark Networks, Inc. and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2014).

10.16***

Executive Employment Agreement, dated August 12, 2014, between Spark Networks, Inc. and Michael J. McConnell (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 13, 2015.

SPARK NETWORKS, INC.
/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Michael S. Egan		March 13, 2015
Michael S. Egan	Chief Executive Officer (Principal Executive Officer)
/s/ Robert W. O’Hare		March 13, 2015
Robert W. O’Hare	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael J. McConnell		March 13, 2015
Michael J. McConnell	Director
/s/ John H. Lewis		March 13, 2015
John H. Lewis	Director
/s/ Ian V. Jacobs		March 13, 2015
Ian V. Jacobs	Director
/s/ Walter L. Turek		March 13, 2015
Walter L. Turek	Director
/s/ Jonathan R. Mather		March 13, 2015
Jonathan R. Mather	Director
/s/ Lee K. Barba		March 13, 2015
Lee K. Barba	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheet of Spark Networks, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spark Networks, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheet of Spark Networks, Inc. as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spark Networks, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 13, 2014

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except stock data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$11,696	$14,723
Restricted cash	1,056	1,296
Accounts receivable, net of allowance of $0	1,308	1,569
Deferred tax asset – current	11	10
Prepaid expenses and other	1,516	1,787
Total current assets	15,587	19,385
Property and equipment, net	4,072	3,901
Goodwill	8,575	9,305
Intangible assets, net	2,469	2,269
Deferred tax asset — non-current	68	186
Deposits and other assets	234	208
Total assets	$31,005	$35,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,300	$1,516
Accrued liabilities	3,948	5,761
Deferred revenue	7,092	8,830
Deferred tax liability — current portion	496	526
Total current liabilities	12,836	16,633
Deferred tax liability	1,607	1,781
Other liabilities	807	1,717
Total liabilities	15,250	20,131
Commitments and contingencies (Note 11)

Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 24,556,182 and 24,001,937 shares of Common Stock issued and outstanding at December 31, 2014 and 2013, respectively, at stated value of:	25	24
Additional paid-in-capital	72,522	70,747
Accumulated other comprehensive income.	759	776
Accumulated deficit	(57,551)	(56,424)
Total stockholders’ equity	15,755	15,123
Total liabilities and stockholders’ equity	$31,005	$35,254

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$61,645	$69,409	$61,743
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	34,321	55,958	49,216
Sales and marketing	5,127	5,601	3,991
Customer service	3,038	2,902	2,534
Technical operations	1,130	1,167	1,363
Development	3,446	3,129	3,346
General and administrative	13,300	10,494	8,787
Depreciation	2,053	1,987	1,673
Amortization of intangible assets other than goodwill	40	20	13
Impairment of goodwill, long-lived assets and other assets	128	265	—
Total cost and expenses	62,583	81,523	70,923
Operating loss	(938)	(12,114)	(9,180)
Interest expense (income) and other, net	564	(229)	(238)
Loss before provision for income taxes	(1,502)	(11,885)	(8,942)
Provision for income taxes	(375)	495	6,047
Net loss	(1,127)	(12,380)	(14,989)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(17)	64	40
Comprehensive loss	$(1,144)	$(12,316)	$(14,949)

Net loss per share—basic and diluted	$(0.05)	$(0.54)	$(0.72)

Weighted average shares outstanding—basic and diluted	24,064	22,795	20,781

	Years Ended December 31,
Stock-Based Compensation	2014	2013	2012
(in thousands)
Cost of revenue	$3	$—	$8
Sales and marketing	110	145	76
Customer service	—	—	2
Technical operations	—	4	118
Development	—	10	42
General and administrative	833	608	567

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2011	20,595	$21	$53,014	$672	$(29,055)	$24,652
Issuance of common stock upon exercise of stock options	350	—	1,053	—	—	1,053
Excess tax provisions from stock-based comp	—	—	(23)	—	—	(23)
Foreign currency translation adjustments, net of tax	—	—	—	40	—	40
Stock-based compensation	—	—	813	—	—	813
Net loss	—	—	—	—	(14,989)	(14,989)
BALANCE, December 31, 2012	20,945	21	54,857	712	(44,044)	11,546
Issuance of common stock upon exercise of stock options	916	1	2,872	—	—	2,873
Issuance of common stock in a public offering	2,141	2	12,251	—	—	12,253
Foreign currency translation adjustments, net of tax	—	—	—	64	—	64
Stock-based compensation	—	—	767	—	—	767
Net loss	—	—	—	—	(12,380)	(12,380)
BALANCE, December 31, 2013	24,002	24	70,747	776	(56,424)	15,123
Issuance of common stock upon exercise of stock options	737	1	2,321	—	—	2,322
Issuance of restricted stock	88	—	—	—	—	—
Purchase of common stock for retirement	(271)	—	(1,492)	—	—	(1,492)
Foreign currency translation adjustments, net of tax	—	—	—	(17)	—	(17)
Stock-based compensation	—	—	946	—	—	946
Net loss	—	—	—	—	(1,127)	(1,127)
BALANCE, December 31, 2014	24,556	$25	$72,522	$759	$(57,551)	$15,755

See accompanying notes.

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(1,127)	$(12,380)	$(14,989)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,093	2,007	1,686
Impairment of goodwill, long-lived assets and other assets	128	265	—
Stock-based compensation	946	767	813
Non-current taxes payable and other	—	12	(534)
Foreign exchange (gain) loss on intercompany loan	518	(297)	(124)
Income from asset received from legal judgment	—	—	(151)
Excess tax benefits (provisions) from stock-based compensation	—	—	23
Deferred taxes	103	454	5,897
Changes in operating assets and liabilities:
Accounts receivable, net	261	(59)	(364)
Restricted cash	240	(64)	(274)
Prepaid expenses and other assets	227	(258)	336
Accounts payable and accrued liabilities	(2,073)	782	1,414
Deferred revenue	(1,738)	702	2,405
Other liabilities	(897)	255	—
Net cash (used in) provided by operating activities	(1,319)	(7,814)	(3,862)
Cash flows from investing activities:
Sales of property and equipment	—	—	520
Purchases of property and equipment	(2,293)	(2,689)	(2,081)
Purchases of businesses and intangible assets	(244)	(358)	(255)
Net cash used in investing activities	(2,537)	(3,047)	(1,816)
Cash flows from financing activities:
Proceeds from issuance of stock in a public offering	—	12,253	—
Proceeds from issuance of stock from exercise of stock options	2,321	2,873	1,053
Purchase of common stock for retirement	(1,492)	—	—
Excess tax (provision) benefit from stock-based compensation	—	—	(23)
Net cash provided by financing activities	829	15,126	1,030
Net (decrease) increase in cash	(3,027)	4,265	(4,648)
Cash and cash equivalents at beginning of year	14,723	10,458	15,106
Cash and cash equivalents at end of year	$11,696	$14,723	$10,458
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$36	$61	$45

See accompanying notes.

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Spark Networks, Inc. (the “Company”) is a leader in creating iconic, niche-focused brands and communities that help individuals make life-long relationships with others that share their interests and values.  The Company’s core properties, ChristianMingle.com and JDate.com, are communities geared towards singles of the Christian and Jewish faiths. Through the Company’s websites and mobile applications, The Company helps members search for and communicate with other like-minded individuals.

Membership to the Company’s online and web services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a fee (typically, one, three, six and twelve month subscription fees) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying members.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Spark Networks, Inc. and all of its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries are prepared using the local currency as the subsidiary’s functional currency. The Company translates the assets and liabilities into U.S. dollars using period-end rates of exchange, and revenue and expenses using average rates of exchange for the year. The resulting translation gain or loss is included in accumulated other comprehensive loss and is excluded from net loss.

The intercompany loan between the Company and its Israel subsidiary is classified as a loan as management expects settlement upon maturity in 2025. The loan is eliminated upon consolidation. The foreign exchange gains and losses related to this loan are recorded as part of net loss and excluded from accumulated other comprehensive loss. For the years ended December 31, 2014 and 2013, the Company recorded a foreign exchange loss of $518,000 and gain of $297,000, respectively, related to the intercompany loan.

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

The Company also earns a small amount of revenue from advertising sales and offline events. The Company records advertising revenue as it is earned and is included in the total revenue of each segment that generates advertising sales. Revenue and the related expenses associated with offline events are recognized at the conclusion of each event.  As of the fourth quarter 2014, the Company has elected to minimize the amount of offline events that it hosts or sponsors.

Fair Value Measurement

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the Company applies a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Other inputs that are directly or indirectly observable in the marketplace for similar assets or liabilities.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company has not elected the fair value option for any non-financial assets or liabilities that require remeasurement on a recurring basis.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation insurance limits.

As of December 31, 2014, we held cash funds of approximately $265,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies.

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2014 and 2013, the Company had $1.1 million and $1.3 million in restricted cash, respectively.

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for subscription fees, less amounts withheld and presented as restricted cash, pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company reviews its accounts receivable from advertisers on a monthly basis to determine if an allowance is necessary. An allowance was not necessary as of December 31, 2014 or 2013.

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

Web Site and Software Development Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Costs incurred in the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the application development stage of a project are capitalized into property and equipment.

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

Capitalized Web site and internal software development costs are recorded under property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2014	2013	2012
Beginning Balance	$2,651	$2,431	$1,976
Capitalized	1,997	1,849	1,641
Expensed	(1,389)	(1,364)	(1,186)
Impaired	(128)	(265)	—
Unamortized Balance	$3,131	$2,651	$2,431

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation, which is provided using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the estimated useful life of the asset or remaining term of the lease, whichever is shorter. Useful lives for computer equipment, computer software, and furniture, fixtures and equipment is 3 years, and leasehold improvements have a useful life of 3-10 years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s Balance Sheet with the resulting gain or loss, if any, reflected in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions, specifically allocated to reporting units. Intangible assets resulting from the acquisitions of entities are recorded using the acquisition method of accounting and estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised mainly of domain names and acquired technologies. Domain names were determined to have indefinite useful lives, thus, they are not amortized. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives of 3 years.  In addition to the recoverability assessment, management routinely reviews the remaining estimated useful lives of its amortizable intangible assets. If the Company reduces its estimate of the useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. The Company determines its reporting units and operating segments through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance.

The Company reviews the potential of impairment of goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Management has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If management determines that it is more likely than not that its fair value of its reporting units is less than their respective carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to the estimated fair value.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. The valuation of goodwill and indefinite lived intangible assets incorporates significant Level 3 unobservable inputs and requires estimates, including the amount and timing of future cash flows. As of December 31, 2014, no impairment of goodwill or intangible assets had been identified. As of December 31, 2014 and 2013, the Company had unamortized goodwill of approximately $8.6 million and $9.3 million, respectively.

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

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its estimated fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. Fair value measurements utilized for assets under non-recurring measurements were measured with Level 3 unobservable inputs.

In 2014, the Company impaired capitalized software development costs of approximately $128,000 related to certain mobile projects and web-based products no longer in use. In 2013, the Company had an impairment expense of $265,000 representing the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards.  In 2012, no impairment charge was necessary.

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

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s tax loss carry-forwards remain deductible.

The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The Company has filed tax returns with positions that may be challenged by Federal and State tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, management regularly assesses its tax position for such matters and, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. To the extent reserves are recorded, they will be utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. The Company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity. The Company recognizes the tax effects from an uncertain tax position in our consolidated financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Direct marketing costs are expensed in the period incurred and primarily represent online marketing, including payments to search engines and affiliates, and offline marketing, including radio, billboard, television and print advertising. For the years ended December 31, 2014, 2013 and 2012, the Company incurred direct marketing costs amounting to approximately $30.5 million, $52.1 million and $45.7 million, respectively.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to salaries for sales and marketing personnel and other associated costs such as business development, consulting, public relations and expenses related to the Company’s travel and events business.

Customer Service

The Company’s customer service expenses consist primarily of personnel costs associated with its customer service centers. The members of the Company’s customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.

Technical Operations

The Company’s technical operations expenses consist primarily of the personnel and systems necessary to support its corporate technology requirements.

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

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2014	2013	2012
Expected life in years	4.56-4.75	4.56-4.75	4.27-5.77
Dividend per share	—	—	—
Volatility	40.0-41.0%	35.0-43.0%	35.0%
Risk-free interest rate	1.58-1.83%	1.0%	1.0-1.75%

The Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2014, 2013 and 2012, there were three groups of employees whose behavior was significantly different from each other. Therefore, the Company estimated different forfeiture rates for each group.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive loss consists of its reported net loss and foreign currency translation adjustments, net of tax, for the years 2014, 2013 and 2012.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other, accounts payable and accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of dilutive securities would be anti-dilutive.

	For the Year Ended December 31
	(in thousands except per share amounts)
	2014	2013	2012
Net Loss Per Common Share — Basic and Diluted
Net loss applicable to common stock	$(1,127)	$(12,380)	$(14,989)
Weighted average shares outstanding- basic and diluted	24,064	22,795	20,781
Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.54)	$(0.72)

Options to purchase 2.1 million, 3.0 million and 3.8 million shares for fiscal years 2014, 2013 and 2012, respectively, were not included in the computation of diluted net loss per share because the options were anti-dilutive.

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

Management estimates the amount of chargebacks that will occur in future periods to reduce current revenue. The Company’s revenue is collected through online credit card transactions. As such, the Company is subject to revenue reversals or “chargebacks” by consumers generally up to 90 days subsequent to the original sale date. The Company accrues chargebacks based on historical trends relative to sales levels by Web site. Fines are levied by the major credit card companies when chargeback expenses exceed certain thresholds. The Company estimates fines based on discussions with its merchant processing companies combined with standard fine schedules provided by the major credit card companies.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2014-08 in the third quarter of 2014, which did not have a material impact on the Company’s interim or annual consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. Under the new guidance, companies will be required to evaluate revenue recognition using a 5-step process.  ASU No. 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. Management is currently assessing the impact the guidance will have upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. Management will evaluate the circumstances at the time of adoption for any additional disclosures.

Note 2. Income Taxes

Loss before income taxes by jurisdiction:	Year Ended December 31,
(in thousands)	2014	2013	2012
U.S.	$820	$(11,597)	$(8,984)
Foreign	(2,322)	(288)	42
	$(1,502)	$(11,885)	$(8,942)

Income tax expense:	Year Ended December 31,
(in thousands)	2014	2013	2012
Current
Federal	$(395)	$2	$(22)
State	(129)	100	143
Foreign	46	49	45
	(478)	151	166
Deferred
Federal	846	(3,803)	(3,121)
State	131	(552)	95
Foreign	(615)	(25)	5
	362	(4,380)	(3,021)
Change in valuation allowance	(259)	4,724	8,902
	$(375)	$495	$6,047

Reconciliation of effective income tax rate:	Year Ended December 31,
	2014		2013	2012
Benefit on loss at federal statutory rate	(34.0)%		(34.0)%	(34.0)%
State tax (benefit) provision, net of federal (benefit) provision	0.7		(0.8)	(1.1)
Nondeductible stock compensation	11.5		(0.3)	—
Nondeductible expenses	0.3		—	—
Tax reserves	(0.6)		0.5	2.2
Change in effective tax rates	(0.1)		0.8	1.7
Foreign tax rate differential	14.5		0.3	0.3
Valuation allowance	(17.3)		39.7	100.0
Other	—		(2.0)	(1.1)
Total provision for income taxes	(25.0	) %	4.2%	68.0%

With respect to the income of its foreign subsidiary, the Company takes the position that the earnings of the foreign subsidiary are permanently invested in that jurisdiction. As of the December 31, 2014, there are no earnings in our foreign subsidiary to repatriate.

The components of the deferred income tax asset (liability) for the periods presented are as follows:

(in thousands)	2014	2013
Deferred income tax assets
Net operating loss carry-forward	$10,414	$10,253
Depreciation and amortization	681	905
Compensation accruals	1,165	1,655
Credits	893	892
Other	864	840
Total before valuation allowance	14,016	14,545
Less: Valuation allowance	(13,939)	(14,368)
Net deferred income tax assets	78	177
Deferred income tax liabilities
Foreign intangible assets	(1,596)	(1,772)
Other	(507)	(517)
Total deferred income tax liabilities	(2,103)	(2,289)
Net deferred income taxes	$(2,025)	$(2,112)

As of December 31, 2014, the Company has a valuation allowance against its deferred tax assets of approximately $13.9 million. Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. In accordance with ASC 740, cumulative losses in recent years, which the Company defines as the most recent three year period, is considered significant negative evidence in evaluating the realizability of DTAs, that is difficult to overcome. In light of the Company’s recent history of losses, it is not able to conclude that it is more likely than not that its DTAs will be realized and it recorded a valuation allowance against its DTAs, with a corresponding (benefit) charge to the income tax provision, of approximately $(0.3) million as of December 31, 2014.

At December 31, 2014, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $35.2 million and $46.1 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2020 for federal purposes and 2018 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards may be limited based on changes in the ownership of the Company.

At December 31, 2014, the Company also has net operating loss carryovers for Israeli tax purposes of approximately $5.8 million which do not expire.

At December 31, 2014, the Company has federal income tax credit carry-forwards for income tax purposes of approximately $0.9 million available to reduce future federal income tax which do not expire.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2014, deferred tax assets do not include approximately $5.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $5.3 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write-off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital, with any remainder charged to provision for income taxes. During 2014, $0 related to excess tax benefits were realized.

The following table summarizes the activity related to the Company’s unrecognized tax positions as of December 31,:

(in thousands)	2014	2013
Balance at beginning of year	$1,225	$1,225
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Balance at end of year	$1,225	$1,225

Included in the unrecognized tax benefits of $1.2 million at December 31, 2014 was $1.0 million of tax, which if recognized, would reduce the Company’s annual effective tax rate.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax (benefit) provision.

As of December 31, 2014 and 2013, the Company had recorded a $293,000 and $305,000 accrual for interest and penalties on unrecognized tax benefits, respectively. Interest expense (income) other, net of $(13,000), $89,000 and $51,000 were recognized in the years ended December 31, 2014, 2013 and 2012, respectively. It is reasonably possible that the unrecognized tax benefits decreases by approximately $594,000 over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2011; state and local income tax examinations before 2010; and foreign income tax examinations before 2010. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

Note 3. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
(in thousands)	2014	2013
Computer equipment	$2,476	$2,222
Computer software	8,733	7,674
Furniture, fixtures and equipment	518	625
Leasehold improvements	491	501
	12,218	11,022
Less: Accumulated depreciation	(8,146)	(7,121)
	$4,072	$3,901

Depreciation expense, for the years ended December 31, 2014 and 2013, was $2.1 million and $2.0 million, respectively, and is calculated on the straight-line basis over three years for computer equipment, computer software, and furniture, fixtures and equipment, and 3-10 years for leasehold improvements.

Note 4. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of December 31, 2014 and 2013 is related to the purchase of Pointmatch in January 2004, MingleMatch, Inc. in May 2005, and LDSSingles in May 2006. Jewish Networks, Christian Networks and Other Networks are the reporting units with goodwill balances. Jewish Networks goodwill balance at December 31, 2014 and 2013 was $6.7 million and $7.4 million, respectively. Christian Networks goodwill balance at December 31, 2014 and 2013 was $1.7 million. Other Networks goodwill balance at December 31, 2014 and 2013 was $232,000. The following table shows the activity and balances related to goodwill from January 1, 2013 to December 31, 2014:

(in thousands)	Gross Goodwill		Accumulated Impairments	Net Goodwill
Balance at January 1, 2013	22,595		(13,734)	8,861
Foreign currency translation adjustments	444	(1)	—	444	(1)
Balance at December 31, 2013	$23,039		$(13,734)	$9,305
Foreign currency translation adjustments	(730	)(1)	—	(730	)(1)
Balance at December 31, 2014	$22,309		$(13,734)	$8,575
(1)	Foreign currency translation adjustments related to the Jewish Networks reporting unit.

In 2014, the Company performed its annual impairment analysis utilizing a quantitative assessment. The fair value of the reporting units was estimated based on the market approach and income approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. The Company used a discount rate which reflects the risks and uncertainty related to each reporting unit. The market approach uses the guideline public companies method, where value is estimated by comparing the Company to similar companies with publicly traded ownership interests. The analysis concluded that the estimated reporting units’ fair values exceeded their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted.

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

Other Intangibles

Finite-lived intangible assets consist of purchased technologies and non-compete agreements which are amortized over their expected periods of benefits (ranging from three to five years). Indefinite-lived intangible assets, consist of purchased domain names and are not amortized. Other intangible assets consist of the following:

	As of December 31, 2014		As of December 31, 2013
(in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technologies	$1,200	$(1,200)	$1,200	$(1,200)
Non-compete	120	(60)	120	(20)
Domain names	2,409	—	2,169	—
	$3,729	$(1,260)	$3,489	$(1,220)

Amortization expense for finite-lived intangible assets for the years ended December 31, 2014 and 2013 was $40,000 and $20,000, respectively. In 2014 and 2013, no impairment charge was necessary.

At December 31, 2014, amortization of intangible assets with definite lives for each of the two years and thereafter is estimated to be as follows:

Year Ending, December 31, (amounts in thousands)
2015	$40
2016	20
Total	$60

Note 5. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2014	2013
	(in thousands)
Advertising	$726	$1,685
Compensation	1,133	1,715
Other	2,089	2,361
Total	$3,948	$5,761

Note 6. Income on Possession of Assets

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

Note 7. Revolving Credit Facility

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

The Credit Agreement contains financial covenants regarding the requirement to maintain a minimum consolidated adjusted EBITDA, minimum consolidated net liquidity and maximum capital expenditures during different periods. The Credit Agreement also contains covenants regarding Jewish Networks minimum contribution and the Company’s ability to repurchase or redeem equity interests or issue dividends up to a specified amount, as well as other covenants, with exceptions, including restrictions on debt, liens, and investments. A default could cause any outstanding amounts to become immediately due and payable and prohibit the Company from obtaining further credit under the Credit Agreement.

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

On January 28, 2015, the Company executed an Eighth Amendment to the Credit Agreement (the “Eighth Amendment”).   Under the Eighth Amendment, for each quarter ending December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, the minimum consolidated adjusted EBITDA for each six month period shall not be less than $3.3 million, $3.8 million, $2.2 million and $2.3 million, respectively.  For the quarter ending December 31, 2015 and each fiscal quarter ending thereafter, the minimum consolidated adjusted EBITDA for each six month period shall not be less than $1.8 million.

The Eighth Amendment also imposes limitations on capital expenditures in the ordinary course of business not exceeding $3.0 million during each fiscal year, subject to certain exceptions; provided, that for fiscal 2015, the capital expenditure limitation shall be $3.5 million.

The Eighth Amendment also provides that the Jewish Networks minimum contribution for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16 million.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants, as of December 31, 2014.

As of December 31, 2014, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first seven amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $133,000, respectively. Costs associated with both the original Credit Agreement and the first seven amendments thereto were included in prepaid expenses and other, and other assets. The deferred financing costs are amortized to interest expense (income) other, net and in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2014 and December 31, 2013 were $12,000 and $35,000, respectively. The unamortized balance of deferred financing costs was $13,000 and $3,000 at December 31, 2014 and 2013, respectively.

Note 8. Stockholders’ Equity

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

As of December 31, 2014, total unrecognized compensation cost related to non-vested stock options was $0.6 million. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Granted, weighted average fair value per share	$1.82	$2.28	$2.02
Exercised, weighted average intrinsic value per share	$1.73	$4.55	$2.89
Aggregate intrinsic value of options outstanding and exercisable (in thousands)	$726	$6,093	$12,614

Information relating to outstanding stock options is as follows (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Outstanding at December 31, 2012	3,829	$3.88
Granted	152	7.32
Exercised	(951)	3.30
Expired	(5)	3.00
Forfeited	(73)	7.63
Outstanding at December 31, 2013	2,952	$4.19
Granted	490	4.97
Exercised	(759)	3.16
Expired	(5)	3.91
Forfeited	(532)	6.04
Outstanding at December 31, 2014	2,146	$4.30

Option Range Summary

As of December 31, 2014

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$4.62 - $10.00	646	4.75	$7.00	335	3.33	$8.23
$3.10 - $4.61	605	1.72	$3.35	554	1.24	$3.33
$2.18 - $3.09	895	0.83	$2.99	895	0.83	$2.99
	2,146	2.26	$4.30	1,784	1.43	$4.08

Options granted prior to 2006, were priced in foreign currency, weighted average price per share calculations are impacted by foreign currency exchange fluctuations.

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed in respect of the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.  The restriction period is determined by the Compensation Committee of the Board of Directors. In 2014, restricted stock awards have generally been granted with vesting periods of up to two years. Subject to employment agreements entered into with senior executives, all unvested restricted shares may be forfeited if the recipient of the restricted stock award no longer provides services, as defined, to the Company.

Non-vested performance-based awards

During the year ended December 31, 2014, we awarded performance-based restricted stock to an executive officer that generally vest over a period of two years. In order for these performance awards to vest, certain objectives and conditions must be met. Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary as defined in the executive’s employment for a combined period of two years. The executive does not need to remain employed with the Company for the awards to vest.

The Company recognizes share-based compensation on a graded basis as the restricted stock is contingent on the achievement of performance metrics.

The following table summarizes the Company’s performance-based restricted stock activities for the year ended December 31, 2014 (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price per Share	Aggregate Intrinsic Value
Prior year awards	—	$—

Awards granted in 2014
Granted, at maximum	125	$5.23
Vested	(30)	5.41
Performance forfeited	—	—
Service forfeited	—	—
Total non-vested at December 31, 2014	95	$5.17	$ 341

As of December 31, 2014, there was $149,000 of unrecognized compensation cost related to unvested restricted stock awards.  The amount is expected to be recognized over a weighted-average period of 2 years.

Re-Pricing of Employees Options

In 2009, the Company offered to re-price options for certain employees. These employees could surrender their existing options in exchange for a like number of options with a new grant date, a lower exercise price, a lower number of vested options and a modified vesting schedule. The exchange of options was treated as a synthetic re-pricing, which includes a cancellation and replacement of equity instruments. The incremental expense was approximately $1.0 million and is being recognized over the four year vesting term of the newly issued options. The incremental expenses recognized for the years ended December 31, 2014, 2013 and 2012 were $0, $0 and $172,000, respectively.

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

Note 9. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2014, 2013 and 2012 were approximately $394,000, $378,000 and $349,000, respectively.

Note 10. Segment Information

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments. The Company’s four operating segments are: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and their respective co-branded Web sites; (2) Christian Networks, which now consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market Web sites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities and HurryDate events and subscriptions. It should be noted that the Company is winding down HurryDate operations as of the fourth quarter of 2014.

	Years Ended December 31
(in thousands)	2014	2013	2012
Revenue
Jewish Networks	$23,245	$25,789	$26,034
Christian Networks	35,875	40,245	31,574
Other Networks	2,217	2,972	3,765
Offline and Other Businesses	308	403	370
Total Revenue	$61,645	$69,409	$61,743
Direct Marketing Expenses
Jewish Networks	$3,120	$3,340	$3,111
Christian Networks	26,795	48,016	41,400
Other Networks	480	595	977
Offline and Other Businesses	76	123	165
Total Direct Marketing Expenses	$30,471	$52,074	$45,653
Unallocated Operating Expense	32,112	29,449	25,270
Operating Loss	$(938)	$(12,114)	$(9,180)

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

The Company operates several international Web sites; however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenue represents sales generated outside the U.S. where the Company has its principal operations. Revenue and identifiable long-lived assets (excluding deferred tax assets, goodwill and intangibles) by geographical area are as follows:

	Years Ended December 31
(in thousands)	2014	2013	2012
Revenue
United States	$58,296	$65,354	$57,734
Israel	3,349	4,055	4,009
Total Revenue	$61,645	$69,409	$61,743

	As of December 31,
	2014	2013
Long-Lived Assets
United States	$4,153	$3,961
Israel	153	148
Total Long-Lived Assets	$4,306	$4,109

Note 11. Commitments and Contingencies

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending December 31, (in thousands)
2015	$788
2016	777
2017	722
2018	514
Total	$2,801

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

The Company recognized rent expense under operating leases of $0.9 million, $0.8 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Commitments and Obligations

The Company has other non-cancelable commitments and obligations consisting of contracts with software licensing, communications and marketing service providers. These amounts totaled $338,000 for less than one year and $0 between one and three years. Contracts with other service providers are for terms less than one year.

Year Ending December 31, (in thousands)
2015	$338
2016	—
2017	—
Total	$338

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISystems initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISystems. Spark Networks was apprised of the lawsuit after ISystems unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On September 4, 2012, Spark Networks filed its Answer to the Complaint. On January 22, 2014, the Court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014. The matter was tried before the Honorable David C. Godbey from July 21-22, 2014.  On September 19, 2014, the Court issued a Final Judgment in favor of Spark Networks and that ISystems takes nothing by its claims which were dismissed with prejudice.  On October 17, 2014, ISystems filed a Motion for a New Trial.  By written order dated January 13, 2015, the Court denied ISystems’ Motion for a New Trial.  On February 12, 2015, ISystems filed a Notice of Appeal for the Court’s Judgment in favor of Spark Networks.

Kirby, et al. v. Spark Networks USA, LLC

On October 16, 2012, Kristina Kirby, Christopher Wagner and Jamie Carper (collectively referred to as “Plaintiffs”), on behalf of themselves and all others similarly situated, filed a putative class action Complaint in the Superior Court for the State of California, County of Los Angeles alleging claims against Spark Networks USA, LLC for violations of California Business & Professions Code section 17529.5. Plaintiffs allege that certain e-mail communications advertising websites of Spark Networks USA, LLC and received by Plaintiffs violate a California statute prohibiting false and deceptive e-mail communications (namely, California Business & Professions Code section 17529.5). Plaintiffs generally allege that they seek damages in excess of $25,000. The e-mail publishers responsible for distributing the e-mails at issue in this litigation have agreed to furnish a complete defense to Spark, through counsel at their own expense, pursuant to contractual indemnification provisions. The parties reached a settlement to resolve the action on a classwide basis and the settlement agreement includes a full release of Spark and the publishers.  The parties filed the necessary approval paperwork with the court, which granted final to the settlement on February 24, 2015.  The court entered final judgment on March 2, 2015 regarding all claims pursuant to its final approval order. The Company recorded an accrual at December 31, 2014 for the cost related to resolving this matter.

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

Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”). The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation. The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc. The Wright Complaint alleges that Spark Networks’ commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation. The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. Management believes the likelihood of a material adverse outcome is remote and no accrual has been recorded for any potential loss as of December 31, 2014.

Jane LV Doe v. Spark Networks, Inc., Sean Patrick Banks, and DOES 1 through 100

On November 20, 2014, Plaintiff filed an unverified complaint against the Company and Sean Patrick Banks in the Los Angeles County Superior Court for the State of California alleging several causes of action pertaining to being stalked and harassed by defendant Sean Patrick Banks from December 2012 to February 2013.  Plaintiff alleges that prior to when she actively joined the site, the Company had information that Defendant could have been a sexual predator and that the Company had a duty to investigate defendant Sean Patrick Banks and warn Plaintiff.  As permitted under California procedure in response to an unverified complaint, Spark filed an answer in the form of a general denial on January 16, 2015.  Trial is tentatively set for May 20, 2016.

Israeli Consumer Actions
Ben-Jacob vs. Spark Networks (Israel) Ltd. and Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981. Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014. The plaintiff alleges that Spark Networks (Israel) Ltd. (“Spark Networks”) refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law. Spark Networks was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014. The plaintiff alleges that Spark Networks renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark Networks was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014. The plaintiff alleges that Spark Networks refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law. In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Networks’ motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Networks’ combined response to their motions to certify the classes was filed November 1, 2014 and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties allegations within 90 days.

Management strongly disputes the merits of the claims asserted against it in each of these lawsuits and shall vigorously defend against them.

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

Note 12. Related Party Transactions

During the three months ended September 30, 2014, the Company reimbursed Osmium Partners, LLC and 402 Capital, LLC and paid certain of its vendors for costs incurred in connection with a proxy contest to take control over the Company’s Board of Directors in an amount totaling approximately $509,000.

In January 2012, the Company entered into an agreement with Ultra Unlimited Corp., a software development firm, to develop and initially operate a Web site for the Company and to provide the Company with certain software. The Chief Executive Officer of Ultra Unlimited Corp. is the brother of Michael Kumin, a former director of the Company. Michael Kumin and Jonathan Bulkeley, also a director of the Company, have informed the Company that they are individual investors in Ultra Unlimited Corp. The Company paid Ultra Unlimited Corp. $0 and $18,000 for services rendered in 2014 and 2013, respectively.

Note 13. Quarterly Results of Operations (unaudited)

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

	Three Months Ended
(in thousands, except per share amount)	Dec. 31, 2014	Sept.30, 2014	June 30, 2014	March 31, 2014	Dec.31, 2013	Sept.30, 2013	June 30, 2013	March 31, 2013

Consolidated Statement of Operations Data:
Revenue	$14,264	$15,008	$15,757	$16,616	$17,204	$17,361	$17,581	$17,263
Cost of revenue	6,087	7,004	8,866	12,364	13,911	13,620	14,770	13,657
Sales and marketing	828	1,368	1,369	1,562	1,629	1,423	1,287	1,262
Customer service	749	738	763	788	765	746	688	703
Technical operations	213	276	300	341	280	288	267	332
Development	801	886	900	859	799	746	793	791
General and administrative	1,828	4,446	4,069	2,957	2,790	2,496	2,274	2,934
Depreciation	495	518	523	517	533	529	472	453
Amortization	10	10	10	10	10	10	—	—
Impairment of goodwill and other assets	25	103	—	—	—	—	265	—
Total cost and expenses	11,036	15,349	16,800	19,398	20,717	19,858	20,816	20,132
Income (loss) from operations	3,228	(341)	(1,043)	(2,782)	(3,513)	(2,497)	(3,235)	(2,869)
Interest expense (income) and other, net	241	340	(48)	31	(56)	(77)	(43)	(53)
Income (loss) before income taxes	2,987	(681)	(995)	(2,813)	(3,457)	(2,420)	(3,192)	(2,816)
Provision (benefit)for income taxes	(882)	288	140	79	92	195	84	124
Net income (loss)	$3,869	$(969)	$(1,135)	$(2,892)	$(3,549)	$(2,615)	$(3,276)	$(2,940)
Basic net income (loss) per share	$0.16	$(0.04)	$(0.05)	$(0.12)	$(0.15)	$(0.11)	$(0.15)	$(0.14)
Diluted net income (loss) per share	$0.16	$(0.04)	$(0.05)	$(0.12)	$(0.15)	$(0.11)	$(0.15)	$(0.14
Shares used in computation of basic net income (loss) per share[1]	24,425	24,035	23,851	23,922	23,938	23,753	22,485	20,960
Shares used in computation of diluted net income (loss) per share[1]	24,822	24,035	23,851	23,922	23,938	23,753	22,485	20,960

The quarter ended December 31, 2014 includes a $609,000 reduction to a reserve for unrecognized tax benefits.

Note 14. Subsequent Events (unaudited)

The Company evaluated subsequent events through the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

On January 28, 2015, the Company executed an Eighth Amendment to the Credit Agreement (the “Eighth Amendment”).   Under the Eighth Amendment, for each quarter ending December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, the minimum consolidated adjusted EBITDA for each six month period shall not be less than $3.3 million, $3.8 million, $2.2 million and $2.3 million, respectively.  For the quarter ending December 31, 2015 and each fiscal quarter ending thereafter, the minimum consolidated adjusted EBITDA for each six month period shall not be less than $1.8 million.

The Eighth Amendment also imposes limitations on capital expenditures in the ordinary course of business not exceeding $3.0 million during each fiscal year, subject to certain exceptions; provided, that for fiscal 2015, the capital expenditure limitation shall be $3.5 million.

The Eighth Amendment also provides that the Jewish Networks minimum contribution for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16 million.