Form 10-Q
period 2015-03-31
SPARK NETWORKS INC
filed 2015-05-08
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant had 25,210,495 shares of common stock, par value $0.001 per share, outstanding as of May 06, 2015.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$13,537	$11,696
Restricted cash	950	1,056
Accounts receivable	1,273	1,308
Deferred tax asset – current	9	11
Prepaid expenses and other	1,233	1,516
Total current assets	17,002	15,587
Property and equipment, net	4,143	4,072
Goodwill	8,436	8,575
Intangible assets, net	2,459	2,469
Deferred tax asset – non-current	68	68
Deposits and other assets	209	234
Total assets	$32,317	$31,005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$992	$1,300
Accrued liabilities	3,709	3,948
Deferred revenue	7,019	7,092
Deferred tax liability – current	518	496
Total current liabilities	12,238	12,836
Deferred tax liability – non-current	1,570	1,607
Other liabilities	743	807
Total liabilities	14,551	15,250
Commitments and contingencies (Note 10)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 24,951,478 and 24,556,182 shares of Common Stock issued and outstanding at March 31, 2015 and December 31, 2014, respectively:	25	25
Additional paid-in-capital	73,808	72,522
Accumulated other comprehensive income	761	759
Accumulated deficit	(56,828)	(57,551)
Total stockholders’ equity	17,766	15,755
Total liabilities and stockholders’ equity	$32,317	$31,005

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$13,486	$16,616
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	7,097	12,364
Sales and marketing	755	1,562
Customer service	749	788
Technical operations	212	341
Development	917	859
General and administrative	2,238	2,957
Depreciation	513	517
Amortization of intangible assets other than goodwill	10	10
Impairment of long-lived assets	69	—
Total cost and expenses	12,560	19,398
Operating income (loss)	926	(2,782)
Interest expense (income) and other, net	118	31
Income (loss) before income taxes	808	(2,813)
Provision for income taxes	85	79
Net income (loss)	723	(2,892)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2	(1)
Comprehensive income (loss)	$725	$(2,893)
Net earnings (loss) per share—basic and diluted	$0.03	$(0.12)
Weighted average shares outstanding – basic	24,654	23,922
Weighted average shares outstanding – diluted	24,942	23,922

Stock-based compensation:	Three Months Ended March 31,
	2015	2014
Sales and marketing	$(2)	$38
General and administrative	84	140

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$723	$(2,892)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	523	527
Impairment of long-lived assets	69	—
Foreign exchange loss (gain) on intercompany loan	102	(20)
Stock-based compensation	82	178
Deferred taxes	(13)	31
Changes in operating assets and liabilities:
Accounts receivable, net	35	306
Restricted cash	106	17
Prepaid expenses and other assets	353	17
Accounts payable and accrued liabilities	(596)	(247)
Deferred revenue	(73)	133
Other liabilities	(71)	13
Net cash provided by (used in) operating activities	1,240	(1,937)
Cash flows from investing activities:
Purchases of property and equipment	(604)	(572)
Net cash used in investing activities	(604)	(572)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,205	216
Repurchases of common stock	—	(1,492)
Net cash provided by (used in) financing activities	1,205	(1,276)
Net increase (decrease) in cash and cash equivalents	1,841	(3,785)
Cash and cash equivalents at beginning of period	11,696	14,723
Cash and cash equivalents at end of period	$13,537	$10,938
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$13

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Spark Networks, Inc. (the “Company”), is a leader in creating communities that help individuals make life-long relationships with others that share their interests and values. The Company’s core properties, ChristianMingle.com and JDate.com, are communities geared towards singles of the Christian and Jewish faiths. Through the Company’s websites and mobile applications, The Company helps members search for and communicate with other like-minded individuals.

Membership to the Company’s online and web services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a fee (typically, one, three, six or twelve month subscription fees) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying members.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangible and other long-lived assets, legal contingencies, income taxes and stock-based compensation. In addition, management uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of granted stock-based awards. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

The consolidated financial statements in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2014.

2.	Adoption of New Accounting Principles

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

In May 2014, FASB issued an ASU No, 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management is currently assessing the impact the guidance will have upon adoption.

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

3.	Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options.

	For the Three Months March 31,
(in thousands, except per share data)	2015	2014
Basic Net Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$723	$(2,892)
Weighted average shares outstanding	24,654	23,922
Basic Net Earnings (Loss) Per Share	$0.03	$(0.12)

Diluted Net Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$723	$(2,892)
Weighted average shares outstanding	24,654	23,922
Effect of dilutive securities	288	—
Weighted average number of shares	24,942	23,922
Diluted Net Earnings (Loss) Per Share	$0.03	$(0.12)

For the three months ended March 31, 2015 approximately 743,000 shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2014, all stock options outstanding during the period have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

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

The Eighth Amendment also provides that the Jewish Networks minimum contribution for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16.0 million.

As of March 31, 2015, there were no outstanding borrowings under the Credit Agreement. The deferred financing costs are amortized to interest expense (income) and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three months ended March 31, 2015 and 2014 was $3,000 and $4,000, respectively.  The unamortized balance of deferred financing costs was $12,000 as of March 31, 2015.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants as of March 31, 2015.

5.	Impairment of Long-lived Assets

During the three months ended March 31, 2015, the Company impaired $69,000 of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three months ended March 31, 2014, the Company did not record any impairment charges related to long-lived assets.

6.	Stockholders’ Equity

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock.  The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.  During the three months ended March 31, 2015, the Company did not repurchase any shares of common stock. Since December 12, 2013, the Company has repurchased 271,117 shares of common stock for $1.5 million.  All stock repurchased has been retired.

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

As of March 31, 2015, total unrecognized compensation cost related to non-vested stock options was $0.5 million. This cost is expected to be recognized over a weighted-average period of 3 years.

The following table describes option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Outstanding at December 31, 2014	2,146	$4.30
Granted	—	—
Exercised	(434)	3.08
Forfeited	(44)	7.31
Expired	(13)	7.64
Outstanding at March 31, 2015	1,655	4.51

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed in respect of the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.

In 2014, the Company awarded 125,000 performance-based restricted stock to an executive officer that vest over a period of two years. In order for these performance awards to vest, certain objectives and conditions must be met.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest.  The Company did not award any performance-based restricted stock during the three months ended March 31, 2015. Further, there was no vesting or forfeitures of any existing awards during the three months ended March 31, 2015.

Compensation expense is recognized over the requisite service period and will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes.  For the three months ended March 31, 2015, compensation expense was $27,000.  Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

The Company recognizes share-based compensation on a graded basis as the restricted stock is contingent on the achievement of performance metrics.

As of March 31, 2015, there was $121,000 of unrecognized compensation cost related to unvested restricted stock awards which will be fully recognized by December 31, 2016.

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the three months ended March 31, 2015, the Company entered into commitments with several executive officers and employees whereby the Company may grant RSUs based upon the achievement of certain performance-based goals.  In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted EBITDA, additional restricted stock may be earned up to a maximum amount.  Upon achievement of the performance condition, the non-vested performance awards will vest on the first anniversary following the close of the 2015 fiscal year.

Compensation expense is recognized over the requisite service period and will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes.  For the three months ended March 31, 2015, compensation expense for RSUs was $18,000, which is based on management’s assessed probability or estimated level of achievement of the performance goals.  Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

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

8.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2015.

Foreign Currency Translation
(in thousands, net of $0 tax)
Balance at December 31, 2014	$759
Other comprehensive income before reclassifications	2
Amounts reclassified from accumulated other comprehensive income	—
Balance at March 31, 2015	$761

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015.

9.	Segment Information

Segment reporting requires the use of the management approach in determining operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments: (1) Jewish Networks, which consists of JDate.com, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il and their respective co-branded websites; (2) Christian Networks, which consists of ChristianMingle.com, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market websites, as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from iMinistries and offline activities from HurryDate events and subscriptions.

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue
Jewish Networks	$5,180	$6,124
Christian Networks	7,792	9,789
Other Networks	487	610
Offline & Other Businesses	27	93
Total revenue	13,486	16,616

Direct marketing expenses
Jewish Networks	599	1,115
Christian Networks	5,338	10,104
Other Networks	115	142
Offline & Other Businesses	—	25
Total direct marketing expenses	6,052	11,386

Unallocated operating expenses	6,508	8,012
Operating Income (Loss)	$926	$(2,782)

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

10.Commitments and Contingencies

Legal Proceedings

California Unruh Act Litigation- Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. On March 11, 2015, Spark Networks submitted a petition to the Judicial Council of California seeking an order coordinating the litigation of the Werner Complaint and the Wright Complaint and assigning the coordinated matter to the judge assigned to the Werner matter in Los Angeles County’s complex court; the petition will be heard on May 15, 2015.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark’s combined response to their motions to certify the classes was filed November 1, 2014, 2014 and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Spark is asking the Court for leave to reply to the ICC opinion.

Spark Networks USA, LLC v. Smooch Labs Inc.

Spark Networks USA, LLC (“Spark Networks”) filed a complaint against Smooch Labs Inc. (“Smooch Labs”) on November 12, 2014 in the United States District Court for the Southern District of New York. The complaint pertains to Smooch Labs’ infringement of Spark Networks’ U.S. Patent No. 5,950,200 (“the ’200 patent”) and Spark Networks’ J-Family of trademarks through the development, use, and license of Smooch Labs’ mobile application “Jswipe”, as well as other violations of Spark Networks’ rights under Federal law and New York State law. On February 13, 2015, Smooch Labs filed its Amended Answer, Affirmative Defense and Counterclaims. Spark Networks filed its Answer to Smooch's Counterclaims on March 2, 2015. The parties met for a settlement conference on March 12, 2015. The parties are currently engaged in discovery, and have made exchanges of discovery requests and responses.  At present, fact discovery in this case is set to end on June 26, 2015.

Jane LV Doe v. Spark Networks, Inc., Sean Patrick Banks, and DOES 1 through 100

On November 20, 2014, Plaintiff filed an unverified complaint against the Company and Sean Patrick Banks in the Los Angeles County Superior Court for the State of California alleging several causes of action pertaining to being stalked and harassed by defendant Sean Patrick Banks from December 2012 to February 2013.  Plaintiff alleges that prior to when she actively joined the site, the Company had information that Defendant could have been a sexual predator and that the Company had a duty to investigate defendant Sean Patrick Banks and warn Plaintiff.  As permitted under California procedure in response to an unverified complaint, Spark filed an answer in the form of a general denial on January 16, 2015.  The parties signed a confidential settlement agreement, and Plaintiff filed a request to dismiss the case with prejudice. The settlement was paid prior to March 31, 2015.

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a description of additional litigation and claims.

We intend to defend vigorously against each of the lawsuits. At this time, management does not believe the matters, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company and believe the recorded legal accruals as of March 31, 2015 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

We have additional existing legal claims and may encounter future legal claims in the normal course of business. In our opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations. We believe we have accrued appropriate amounts where necessary in connection with the above litigation.

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending December 31 (amounts in thousands)
2015	$562
2016	777

2017	722
2018	514
2019 and thereafter	—

Total	$2,575

11.	Income Taxes

The Company recorded a provision for income tax of $85,000 for the three months ended March 31, 2015 which consists of $23,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $43,000 of federal, foreign and state current taxes and $19,000 related to interest accrued on unrecognized tax benefits.  Although the Company had pre-tax income in the quarter, the Company will continue to record a valuation allowance against its deferred tax assets until management concludes it is more likely than not it would be realized.

12.	Related Party Transactions

There were no related party transactions during the three months ended March 31, 2015. In 2014, the Company reimbursed Osmium Partners, LLC and 402 Capital, LLC and paid certain of its vendors for costs incurred in connection with a proxy contest to take control over the Company’s Board of Directors in an amount totaling approximately $509,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands; and continue to depend upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of this Form 10Q and our 2014 Annual Report.

General

The common stock of Spark Networks, Inc. is traded on the NYSE MKT. We are a leader in creating iconic, niche-focused brands and communities that help individuals make life-long relationships with others that share their interests and values. Our core properties, ChristianMingle.com and JDate.com, are communities geared towards singles of the Christian and Jewish faiths. Through our websites and mobile applications, we help members search for and communicate with other like-minded individuals. Membership to the Company’s online and web services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a fee (typically, one, three, six or twelve month subscription fees) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, Instant Messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying members.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangible and other long-lived assets, legal contingencies, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the three months ended March 31, 2015, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Key Metric— Average Paying Subscribers

We regularly review average paying subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Subscribers are defined as individuals for whom we collect a monthly fee for access to communication and website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended
Average Paying Subscribers	March 31, 2015	December 31, 2014	March 31, 2014
Jewish Networks	69,632	73,429	80,395
Christian Networks	130,860	141,188	189,251
Other Networks	12,953	13,257	16,396
Total Average Paying Subscribers	213,445	227,874	286,042

Average paying subscribers for the Jewish Networks segment decreased 13.4% to 69,632 in the three months ended March 31, 2015 compared to 80,395 in the same period last year.  The decrease can be primarily attributed to a decrease in marketing spend which impacted subscriber growth. Average paying subscribers for the Christian Networks segment decreased 30.9% to 130,860 in the three months ended March 31, 2015 compared to 189,251 in the same period last year. The decrease in the average paying subscriber base reflects the reduction and reallocation of our direct marketing investments in this segment.  Average paying subscribers for the Other Networks segment decreased 21.0% to 12,953 in the three months ended March 31, 2015 compared to 16,396 in the same period last year.  The decrease in the average paying subscribers in this segment reflects the elimination of certain inefficient marketing investments made in prior periods.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%

Cost and expenses:
Cost of revenue	52.6	74.4
Sales and marketing	5.6	9.4
Customer service	5.6	4.7
Technical operations	1.6	2.1
Development	6.8	5.2
General and administrative	16.5	17.7
Depreciation	3.8	3.1
Amortization of intangible assets	0.1	0.1
Impairment of goodwill and other assets	0.5	—
Total cost and expenses	93.1	116.7
Operating income (loss)	6.9	(16.7)
Interest expense and other, net	0.9	0.2
Income (loss) before income taxes	6.0	(16.9)
Provision for income taxes	0.6	0.5
Net income (loss)	5.4%	(17.4)%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 6.1% and 5.0% of our revenue in the three months ended March 2015 and 2014, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three, six, or twelve months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically for a term equal to their initial plan lengths until subscribers terminate them.

Revenue decreased 18.8% to $13.5 million in the three months ended March 31, 2015 as compared to $16.6 million in the same period of 2014.  The decrease was primarily attributable to declines in subscription revenue in our Christian and Jewish Networks segments.

Revenue for Christian Networks decreased 20.4% to $7.8 million in the three months ended March 31, 2015 as compared to $9.8 million in the same period in 2014. This decline was primarily attributable to a 30.9% decrease in our average paying subscriber base.  The lower average paying subscriber base is a result of the reduction and reallocation of our direct marketing investments compared to the comparable prior period.

Revenue for Jewish Networks decreased 15.4% to $5.2 million in the three months ended March 31, 2015 as compared to $6.1 million in the same period in 2014. The decline was primarily attributable to a 13.4% decrease in average paying subscribers due to the factors noted above.

Revenue for our Other Networks segment decreased 20.2% to $487,000 in the three months ended March 31, 2015 as compared to $610,000 in the same period in 2014.  The decrease in revenue was primarily due to a 21.0% decrease in average paying subscribers, reflecting the elimination of select inefficient online marketing investments.

Revenue for the Offline & Other Businesses segment decreased 71.0% to $27,000 in the three months ended March 31, 2015 as compared to $93,000 in the same period in 2014.  The decrease in revenue is primarily due to the winding down of HurryDate operations in the fourth quarter of 2014.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the three months ended March 31, 2015 decreased 35.3% to $12.6 million, as compared to $19.4 million the same period in 2014.  The decrease was primarily attributable to a $5.3 million decrease in cost of revenue, $0.8 million decrease in sales and marketing, and a $0.7 million decrease in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 42.6% to $7.1 million in the three months ended March 31, 2015 as compared to $12.4 million in the same period in 2014. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 47.2% to $5.3 million in the three months ended March 31, 2015 as compared to $10.1 million in the same period in 2014. The lower direct marketing expense primarily reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel.  Sales and marketing expenses decreased 51.7% to $755,000 in the three months ended March 31, 2015 as compared to $1.6 million in the same period in 2014.

Customer service.  Customer service expenses consist primarily of personnel costs associated with our customer service centers.  The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.  Customer service expenses were basically flat at $749,000 in the three months ended March 31, 2015 as compared to $788,000 in the same period in 2014.

Technical operations.  Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.  Technical operations expenses decreased 37.8% to $212,000 in the three months ended March 31, 2015 as compared to $341,000 in the same period in 2014.  The decrease is primarily due to lower salaries expense, reflecting a reduction in staffing.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses were basically flat at $917,000 in the three months ended March 31, 2015 as compared to $859,000 in the same period in 2014.  The slight increase in costs reflects higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 24.3% to $2.2 million in the three months ended March 31, 2015 as compared to $3.0 million in the same period in 2014.  The decrease can be primarily attributed to lower salaries expense and legal fees.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses stayed basically flat at $513,000 in the three months ended March 31, 2015 compared to $517,000 in the same period of 2014.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $10,000 for amortization expenses in both the three months ended March 31, 2015 and 2014.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of investments in businesses and computer software.  The Company recorded a $69,000 impairment expense in the three months ended March 31, 2015. The impairment expense reflects the write-off of the fully unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three months ended March 31, 2014, the Company did not record any impairment charges related to long-lived assets.

Interest expense (income) and other, net.  Interest expense (income) and other, net consists primarily of interest income associated with cash deposits in interest bearing accounts, income or expense related to currency fluctuations associated with an intercompany loan and interest expense associated with the borrowings from our revolving credit facility.  Interest expense (income) and other, net was $118,000 of expense in the three months ended March 31, 2015 as compared to $31,000 of expense in the same period in 2014.  The expense primarily reflects a non-cash charge associated with currency fluctuations associated with an intercompany loan.

Provision for income taxes. We recorded a provision for income taxes of $85,000 in the three months ended March 31, 2015 which consists of $23,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $43,000 of foreign and state current tax and $19,000 related to interest accrued on uncertain tax positions. We did not recognize a tax benefit for losses incurred for the three months ended March 31, 2014, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $79,000 for the first quarter of 2014 which consists of $22,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $36,000 of foreign and state current tax and $21,000 related to interest accrued on uncertain tax positions.

Net income (loss).  Net income was $723,000 in the three months ended March 31, 2015 compared to a net loss of $(2.9) million in the same period in 2014.  A $2.2 million increase in contribution, plus decreases of $807,000 and $719,000 in sales and marketing and general and administrative expenses, respectively, accounted for the shift from net loss to net income position.

Liquidity and Capital Resources

As of March 31, 2015 we had cash and cash equivalents of $13.5 million. We believe, based on our current operating plan, that our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash provided by operations was $1.2 million in the first three months in 2015 as compared to $1.9 million of net cash used in operations for the same period in 2014.  The change primarily resulted from the shift from a net loss position in first quarter of 2014 to a net income position in the first quarter of 2015.

Net cash used in investing activities was $604,000 in the first three months in 2015 as compared to $572,000 in the same period in 2014.  The increase reflects purchases of fixed assets and capitalized software in the normal course of business.

Net cash provided by financing activities was $1.2 million in the first three months in 2015 as compared to $1.3 million of cash used in financing activities in the same period in 2014.  Cash provided by financing activities in the first three months of 2015 reflect proceeds from the exercise of stock options.  Cash used in financing activities in the first three months in 2014 primarily reflects $1.5 million in common stock repurchases, offset by $216,000 in proceeds from the exercise of stock options.

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

The Eighth Amendment also provides that the Jewish Networks minimum contribution for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16.0 million.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants as of March 31, 2015.

We believe that our current cash and cash equivalents, available credit facility and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility, or raise additional debt or issue additional equity in the private or public markets.

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

Contractual Obligations

For information about contractual obligations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2014.

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

As of March 31, 2015, we held cash funds of approximately $145,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

California Unruh Act Litigation- Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. On March 11, 2015, Spark Networks submitted a petition to the Judicial Council of California seeking an order coordinating the litigation of the Werner Complaint and the Wright Complaint and assigning the coordinated matter to the judge assigned to the Werner matter in Los Angeles County’s complex court; the petition will be heard on May 15, 2015.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Networks (Israel) Ltd. refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark’s combined response to their motions to certify the classes was filed November 1, 2014, 2014 and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Spark is asking the Court for leave to reply to the ICC opinion.

Spark Networks USA, LLC v. Smooch Labs Inc.

Spark Networks USA, LLC (“Spark Networks”) filed a complaint against Smooch Labs Inc. (“Smooch Labs”) on November 12, 2014 in the United States District Court for the Southern District of New York. The complaint pertains to Smooch Labs’ infringement of Spark Networks’ U.S. Patent No. 5,950,200 (“the ’200 patent”) and Spark Networks’ J-Family of trademarks through the development, use, and license of Smooch Labs’ mobile application “Jswipe”, as well as other violations of Spark Networks’ rights under Federal law and New York State law. On February 13, 2015, Smooch Labs filed its Amended Answer, Affirmative Defense and Counterclaims. Spark Networks filed its Answer to Smooch's Counterclaims on March 2, 2015. The parties met for a settlement conference on March 12, 2015. The parties are currently engaged in discovery, and have made exchanges of discovery requests and responses.  At present, fact discovery in this case is set to end on June 26, 2015.

Jane LV Doe v. Spark Networks, Inc., Sean Patrick Banks, and DOES 1 through 100

On November 20, 2014, Plaintiff filed an unverified complaint against the Company and Sean Patrick Banks in the Los Angeles County Superior Court for the State of California alleging several causes of action pertaining to being stalked and harassed by defendant Sean Patrick Banks from December 2012 to February 2013.  Plaintiff alleges that prior to when she actively joined the site, the Company had information that Defendant could have been a sexual predator and that the Company had a duty to investigate defendant Sean Patrick Banks and warn Plaintiff.  As permitted under California procedure in response to an unverified complaint, Spark filed an answer in the form of a general denial on January 16, 2015.  The parties signed a confidential settlement agreement, and Plaintiff filed a request to dismiss the case with prejudice. The settlement was paid prior to March 31, 2015.

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a description of additional litigation and claims.

We intend to defend vigorously against each of the lawsuits. At this time, management does not believe the matters, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company and believe the recorded legal accruals as of March 31, 2015 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

We have additional existing legal claims and may encounter future legal claims in the normal course of business. In our opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations. We believe we have accrued appropriate amounts where necessary in connection with the above litigation.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the three months ended March 31, 2015, we did not make any stock repurchases:

Period (2015)	Total number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May yet be Purchased Under the Plans or Programs
Jan 1 – March 31	-	-	-	-
Total	-	-	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

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

The Eighth Amendment also provides that the Jewish Networks minimum contribution for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16.0 million.

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit No.	Description

10.1	Separation Agreement and Release, dated April 9, 2015, between Spark Networks, Inc. and Brett Zane

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SPARK NETWORKS, INC.

/s/ Robert W. O’Hare
by: Robert W. O’Hare
Chief Financial Officer
(Principal financial officer and duly authorized signatory)

Date: May 7, 2015