Form 10-Q
period 2015-06-30
SPARK NETWORKS INC
filed 2015-08-07
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The registrant had 25,168,450 shares of common stock, par value $0.001 per share, outstanding as of August 3, 2015.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$14,617	$11,696
Restricted cash	875	1,056
Accounts receivable (net of allowance for doubtful accounts of $99 and $0 at June 30, 2015 and December 31, 2014, respectively)	1,202	1,308
Deferred tax asset – current	9	11
Prepaid expenses and other	839	1,516
Total current assets	17,542	15,587
Property and equipment, net	4,581	4,072
Goodwill	8,768	8,575
Intangible assets, net	2,451	2,469
Deferred tax asset – non-current	68	68
Deposits and other assets	119	234
Total assets	$33,529	$31,005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,608	$1,300
Accrued liabilities	4,133	3,948
Deferred revenue	6,308	7,092
Deferred tax liability – current	576	496
Total current liabilities	12,625	12,836
Deferred tax liability – non-current	1,658	1,607
Other liabilities	677	807
Total liabilities	14,960	15,250
Commitments and contingencies (Note 10)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 25,156,622 and 24,556,182 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively:	25	25
Additional paid-in-capital	74,713	72,522
Accumulated other comprehensive income	754	759
Accumulated deficit	(56,923)	(57,551)
Total stockholders’ equity	18,569	15,755
Total liabilities and stockholders’ equity	$33,529	$31,005

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$12,262	$15,757	$25,748	$32,373
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	6,368	8,866	13,465	21,230
Sales and marketing	996	1,369	1,751	2,931
Customer service	721	763	1,470	1,551
Technical operations	214	300	426	641
Development	1,008	900	1,925	1,759
General and administrative	2,533	4,069	4,771	7,026
Depreciation	532	523	1,045	1,040
Amortization of intangible assets	10	10	20	20
Impairment of long-lived assets	37	—	106	—
Total cost and expenses	12,419	16,800	24,979	36,198
Operating income (loss)	(157)	(1,043)	769	(3,825)
Interest income (expense) and other, net	230	48	112	17
Income (loss) before income taxes	73	(995)	881	(3,808)
Provision for income taxes	168	140	253	219
Net income (loss)	(95)	(1,135)	628	(4,027)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	(7)	12	(5)	11
Comprehensive income (loss)	$(102)	$(1,123)	$623	$(4,016)
Net earnings (loss) per share—basic and diluted	$(0.00)	$(0.05)	$0.03	$(0.17)
Weighted average shares outstanding – basic	25,100	23,851	24,878	23,886
Weighted average shares outstanding – diluted	25,100	23,851	25,100	23,886

Stock-based compensation:	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and marketing	$10	$38	$8	$76
Development	3	—	3	—
General and administrative	242	112	326	252

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$628	$(4,027)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,065	1,060
Impairment of long-lived assets	106	—
Foreign currency exchange loss (gain) on intercompany loan	(136)	42
Stock-based compensation	337	328
Deferred taxes	133	183
Bad debt expense	99	—
Changes in operating assets and liabilities:
Accounts receivable	7	169
Restricted cash	181	74
Prepaid expenses and other assets	728	921
Accounts payable and accrued liabilities	279	(575)
Deferred revenue	(784)	(499)
Other liabilities	(130)	—
Net cash provided by (used in) operating activities	2,513	(2,324)
Cash flows from investing activities:
Purchases of property and equipment	(1,447)	(1,121)
Purchases of intangible assets	—	(243)
Net cash used in investing activities	(1,447)	(1,364)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,740	540
Repurchases of common stock	(885)	(1,492)
Net cash provided by (used in) financing activities	1,855	(952)
Net increase (decrease) in cash and cash equivalents	2,921	(4,640)
Cash and cash equivalents at beginning of period	11,696	14,723
Cash and cash equivalents at end of period	$14,617	$10,083
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$72	$20

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Spark Networks, Inc. (the “Company” or “we”), is a leader in creating communities that help individuals make life-long relationships with others that share their interests and values. The Company’s core properties, ChristianMingle.com and JDate.com, are communities geared towards singles of the Christian and Jewish faiths. Through the Company’s websites and mobile applications, the Company helps members search for and communicate with other like-minded individuals.

Membership to the Company’s online and web services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a fee (typically, one, three or six month subscription fees) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, instant messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying members.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangible and other long-lived assets, legal contingencies, income taxes and stock-based compensation. In addition, management uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of granted stock-based awards. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

2.	Adoption of New Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption as of the original effective date of December 15, 2016 (including interim reporting periods within those periods) is permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Management is currently assessing the impact the guidance will have upon adoption.

In May 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management is currently assessing the impact the guidance will have upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. Management will evaluate the circumstances at the time of adoption for any additional disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance changes the presentation of debt issuance costs in financial statements. An entity should present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect that the adoption of this ASU will have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which includes amendments that provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Management is currently assessing the impact the guidance will have upon adoption.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Basic Net Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$(95)	$(1,135)	$628	$(4,027)
Weighted average shares outstanding	25,100	23,851	24,878	23,886
Basic Net Earnings (Loss) Per Share	$(0.00)	$(0.05)	$0.03	$(0.17)

Diluted Net Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$(95)	$(1,135)	$628	$(4,027)
Weighted average shares outstanding	25,100	23,851	24,878	23,886
Effect of dilutive securities	—	—	222	—
Weighted average number of shares	25,100	23,851	25,100	23,886
Diluted Net Earnings (Loss) Per Share	$(0.00)	$(0.05)	$0.03	$(0.17)

For the three months ended June 30, 2015, all stock options outstanding during the period have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive. For the six months ended June 30, 2015, approximately 720,000 shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2014, all stock options outstanding during each period have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

4.	Revolving Credit Facility

The Company and its wholly owned subsidiary, Spark Networks USA, LLC, have a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). The Credit Agreement matures on March 14, 2016.

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

On January 28, 2015, the Company executed an Eighth Amendment to the Credit Agreement (the “Eighth Amendment”), which amended various covenants.

The following table details the minimum consolidated adjusted EBITDA, per the Eighth Amendment, for each six month period for the quarters ending:

Quarter ending	Minimum Consolidated Adjusted EBITDA
June 30, 2015	$2.2 million
September 30, 2015	$2.3 million
December 31, 2015	$1.8 million

The Eighth Amendment also imposes limitations on capital expenditures in the ordinary course of business not exceeding $3.0 million during each fiscal year, subject to certain exceptions; provided, that for fiscal 2015, the capital expenditure limitation shall be $3.5 million.

The Eighth Amendment also provides that our Jewish Networks segment’s minimum contribution for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16.0 million.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants as of June 30, 2015.

As of June 30, 2015, there were no outstanding borrowings under the Credit Agreement. The deferred financing costs are amortized to interest income (expense) and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2015 was $3,000 and $6,000, respectively.  Amortization expense for the deferred financing costs for the three and six months ended June 30, 2014 was $2,000 and $6,000, respectively.  The unamortized balance of deferred financing costs was $9,000 as of June 30, 2015.

5.	Impairment of Long-lived Assets

During the three and six months ended June 30, 2015, the Company impaired $37,000 and $106,000, respectively, of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three and six months ended June 30, 2014, the Company did not record any impairment charges related to long-lived assets.

6.	Stockholders’ Equity

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock.  The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.  During the six months ended June 30, 2015, the Company repurchased 288,284 shares of common stock for $885,000. Since December 12, 2013, the Company has repurchased 559,401 shares of common stock for $2.4 million.  All stock repurchased has been retired.

7.	Stock-Based Compensation

Employee Stock Option Plans

On July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”). Pursuant to the 2007 Plan’s “evergreen” provision, on the first day of each calendar year beginning in 2009, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Company common stock on the last day of the immediately preceding fiscal year or (iii) an amount determined by the Board of Directors. As of June 30, 2015, the 2007 Plan had 6.0 million shares authorized for issuance.

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

As of June 30, 2015, total unrecognized compensation cost related to non-vested stock options was $821,000. This cost is expected to be recognized over a weighted-average period of two years.

The following table describes option activity for the three months ended March 31, 2015 and June 30, 2015:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Outstanding at December 31, 2014	2,146	$4.30
Granted	—	—
Exercised	(434)	3.08
Forfeited	(44)	7.31
Expired	(13)	7.64
Outstanding at March 31, 2015	1,655	$4.51
Granted	1,908	8.37
Exercised	(448)	3.10
Forfeited	(28)	7.24
Expired	(18)	7.64
Outstanding at June 30, 2015	3,069	$7.08

Trigger Price Options

Trigger price options awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the three and six months ended June 30, 2015, the Company entered into agreements with several executive officers and employees whereby the Company granted 1,908,000 trigger price options to the participants at an aggregate fair value of $434,000. These options vested immediately provided that the Company’s per share stock price closed at or above the applicable trigger prices detailed in the table below for twenty (not necessarily consecutive) business days after the grant date and prior to December 31, 2017.

The following table details the trigger price options granted during the three and six months period ended June 30, 2015:

	Options Granted	Trigger Price	Exercise Price
Tranche 1	318,000	$6.00	$5.25
Tranche 2	636,000	$10.00	$7.50
Tranche 3	954,000	$13.50	$10.00

Compensation expense is recognized over the requisite service period of two years.  For the three and six months ended June 30, 2015, compensation expense for trigger price options was $57,000. We have determined the fair value of the options as of the grant dates using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The input variables include stock price volatility and risk-free interest rate to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

As of June 30, 2015, there was $377,000 of unrecognized compensation cost related to trigger price options which will be fully recognized by June 30, 2017.

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed in respect of the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.

During 2014, the Company awarded 125,000 performance-based restricted shares to an executive officer that vest over a period of two years. In order for these performance awards to vest, certain objectives and conditions must be met.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest.  The Company did not award any performance-based restricted stock during the three and six months ended June 30, 2015. Further, 25,000 of the previously awarded performance-based restricted stock awards were granted during the three and six months ended June 30, 2015.

Compensation expense is recognized over the requisite service period of two years and will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes.  For the three and six months ended June 30, 2015, compensation expense was $122,000 and $149,000, respectively.  Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

The Company recognizes share-based compensation on a graded or straight-line basis depending on the terms of the award.

As of June 30, 2015, there was $94,000 of unrecognized compensation cost related to unvested restricted stock awards which will be fully recognized by December 31, 2016.

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the three and six months ended June 30, 2015, the Company entered into agreements with several executive officers and employees whereby the Company may grant RSUs based upon the achievement of certain performance-based goals.  In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted

EBITDA, additional restricted stock may be earned up to a maximum amount.  Upon achievement of the performance condition, the non-vested performance awards will vest on the first anniversary following the close of the 2015 fiscal year.

Compensation expense is recognized over the requisite service period of two years and will be adjusted in subsequent reporting periods if the estimated level of achievement of the performance goals changes.  For the three and six months ended June 30, 2015, compensation expense for RSUs was $35,000 and $53,000, respectively, which is based on management’s estimated level of achievement of the performance goals.  Achievement of this estimated level of performance would result in the grant of 76,000 restricted stock units. Considerable judgment is required in assessing the estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

As of June 30, 2015, there was $246,000 of unrecognized compensation cost related to RSUs which will be fully recognized by December 31, 2016.

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

8.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2015.

Foreign Currency Translation
(in thousands, net of $0 tax)
Balance at December 31, 2014	$759
Other comprehensive income (expense) before reclassifications	2
Amounts reclassified from accumulated other comprehensive income	—
Balance at March 31, 2015	$761
Other comprehensive income (expense) before reclassifications	(7)
Amounts reclassified from accumulated other comprehensive income	—
Balance at June 30, 2015	$754

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015.

9.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue
Jewish Networks	$4,846	$5,895	$10,026	$12,019
Christian Networks	6,921	9,199	14,713	18,988
Other Networks	470	570	957	1,180
Offline & Other Businesses	25	93	52	186
Total revenue	$12,262	$15,757	$25,748	$32,373

Direct marketing expenses
Jewish Networks	$745	$693	$1,344	$1,808
Christian Networks	4,450	7,073	9,788	17,177
Other Networks	133	115	248	257
Offline & Other Businesses	—	28	—	53
Total direct marketing expenses	$5,328	$7,909	$11,380	$19,295

Unallocated operating expenses	7,091	8,891	13,599	16,903
Operating Income (Loss)	$(157)	$(1,043)	$769	$(3,825)

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

Legal Proceedings

ISYSTEMS v. Spark Networks, Inc. et al.

On July 11, 2008, ISYSTEMS initiated a lawsuit against Spark Networks, Inc. and Spark Networks Limited (collectively, “Spark Networks”) and other parties in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit was filed in response to an arbitration award ordering the transfer of the domain name, JDATE.NET, to Spark Networks Limited from ISYSTEMS. Spark Networks was apprised of the lawsuit after ISYSTEMS unsuccessfully attempted to utilize the filing of the lawsuit to prevent the domain transfer to Spark Networks Limited. On September 4, 2012, Spark Networks filed its Answer to the Complaint. On January 22, 2014, the Court entered an Amended Scheduling Order continuing the commencement of the trial to July 21, 2014. The matter was tried before the Honorable David C. Godbey from July 21-22, 2014.  On September 19, 2014, the Court issued a Final Judgment in favor of Spark Networks and that ISystems takes nothing by its claims which were dismissed with prejudice.  On October 17, 2014, ISystems filed a Motion for a New Trial.  By written order dated January 13, 2015, the Court denied ISystems’ Motion for a New Trial.  On February 12, 2015, ISystems filed a Notice of Appeal for the Court’s Judgment in favor of Spark Networks and other rulings by the Court.  On April 23, 2015, ISystems filed a motion to reopen the appeal which was granted the same day. On July 22, 2015, United States Court of Appeals for the Fifth Circuit Clerk entered an order dismissing ISystems' appeal due to ISystems’ failure to timely file its opening brief and record excerpts.

California Unruh Act Litigation- Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. Spark Networks filed a motion to coordinate the two matters in Los Angeles Superior Court and the motion was granted.  The parties are currently awaiting an order designating the coordinated case judge and the coordinated cases are stayed pending such action.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to their motions to certify the classes was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. A hearing for the motions to certify the class actions is set for November 4, 2015.

Spark Networks USA, LLC v. Smooch Labs Inc.

Spark Networks USA, LLC (“Spark Networks”) filed a complaint against Smooch Labs Inc. (“Smooch Labs”) on November 12, 2014 in the United States District Court for the Southern District of New York. The complaint pertains to Smooch Labs’ infringement of Spark Networks’ U.S. Patent No. 5,950,200 (“the ’200 patent”) and Spark Networks’ J-Family of trademarks through the development, use, and license of Smooch Labs’ mobile application “Jswipe”, as well as other violations of Spark Networks’ rights under Federal law and New York State law. On February 13, 2015, Smooch Labs filed its Amended Answer, Affirmative Defense and Counterclaims. Spark Networks filed its Answer to Smooch Labs' Counterclaims on March 2, 2015. The parties met for a settlement conference on March 12, 2015. The parties are currently engaged in discovery, and have made exchanges of discovery requests and responses.  The parties sought extensions of upcoming deadlines from the Court, and now have a hearing scheduled for August 7, 2015, to discuss the remaining deadlines.

Please refer to the Company’s 2014 Annual Report for the year ended December 31, 2014 and Form 10-Q for the three months ended March 31, 2015 for a description of additional litigation and claims.

We intend to defend vigorously against each of the lawsuits. At this time, management does not believe the matters, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company and believes the recorded legal accruals as of June 30, 2015 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

We have additional existing legal claims and may encounter future legal claims in the normal course of business. In our opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations.

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending December 31 (amounts in thousands)
Remainder of 2015	$378
2016	777
2017	722
2018	514
2019 and thereafter	—
Total	$2,391

11.	Income Taxes

The Company recorded a provision for income tax of $253,000 for the six months ended June 30, 2015, which consists of $80,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $136,000 of federal, foreign and state current taxes and $37,000 related to interest accrued on unrecognized tax benefits. During the three months ended June 30, 2015, the Company booked a provision for income tax of $168,000, which consists of $57,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $93,000 of federal, foreign and state current taxes and $18,000 related to interest accrued on unrecognized tax benefits.

The Company’s year-to-date effective tax rate was less than the U.S. statutory rate of 34% primarily due to the utilization of losses not previously benefitted due to the Company’s valuation allowance.

12.	Related Party Transactions

There were no related party transactions during the three and six months ended June 30, 2015 and 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2014 Annual Report.

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

General

The common stock of Spark Networks, Inc. is traded on the NYSE MKT under the ticker symbol LOV. We are a leader in creating iconic, niche-focused brands and communities that help individuals make life-long relationships with others that share their interests and values. Our core properties, ChristianMingle.com and JDate.com, are communities geared towards singles of the Christian and Jewish faiths. Through our websites and mobile applications, we help members search for and communicate with other like-minded individuals. Membership to the Company’s online and web services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a fee (typically, one, three or six month subscription fees) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, instant messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying members.

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

There were no significant changes to our critical accounting policies during the six months ended June 30, 2015, as compared to those policies disclosed in our 2014 Annual Report.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Paying Subscribers	2015	2014	2015	2014
Jewish Networks	65,087	78,856	67,360	79,626
Christian Networks	126,214	181,062	128,537	185,157
Other Networks	12,594	15,427	12,773	15,912
Total Average Paying Subscribers	203,895	275,345	208,670	280,695

Average paying subscribers for the Jewish Networks segment decreased 17.5% to 65,087 in the three months ended June 30, 2015 compared to 78,856 in the same period last year and decreased 15.4% to 67,360 in the six months ended June 30, 2015 compared to 79,626 in the six months ended June 30, 2014.   Average paying subscribers for the Christian Networks segment decreased 30.3% to 126,214 and 30.6% to 128,537 in the three and six months ended June 30, 2015 compared to 181,062 and 185,157 in the same periods last year. The decrease in the average paying subscriber base reflects the reduction and reallocation of our direct marketing investments in this segment. Direct marketing expense for the Christian Networks segment decreased 37.1% to $4.5 million and 43.0% to $9.8 million in the three and six months ended June 30, 2015 compared to $7.1 million and $17.2 million in the same periods last year. Average paying subscribers for the Other Networks segment decreased 18.4% to 12,594 and 19.7% to 12,773 in the three and six months June 30, 2015 compared to 15,427 and 15,912 in the same periods last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenue	51.9	56.3	52.3	65.6
Sales and marketing	8.1	8.7	6.8	9.1
Customer service	5.9	4.8	5.7	4.8
Technical operations	1.7	1.9	1.7	2.0
Development	8.2	5.7	7.5	5.4
General and administrative	20.8	25.8	18.4	21.6
Depreciation	4.3	3.3	4.1	3.2
Amortization of intangible assets	0.1	0.1	0.1	0.1
Impairment of goodwill and other assets	0.3	—	0.4	—
Total cost and expenses	101.3	106.6	97.0	111.8
Operating income (loss)	(1.3)	(6.6)	3.0	(11.8)
Interest income (expense) and other, net	1.9	0.3	0.4	—
Income (loss) before income taxes	0.6	(6.3)	3.4	(11.8)
Provision for income taxes	1.4	0.9	1.0	0.6
Net income (loss)	(0.8)%	(7.2)%	2.4%	(12.4)%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 3.1% and 5.9% of our revenue in the three months ended June 2015 and 2014, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them for a term equal to their initial plan lengths.

Revenue decreased 22.2% to $12.3 million in the three months ended June 30, 2015 as compared to $15.8 million in the same period of 2014.  The decrease was primarily attributable to declines in subscription revenue in our Christian and Jewish Networks segments.

Revenue for Christian Networks decreased 24.8% to $6.9 million in the three months ended June 30, 2015 as compared to $9.2 million in the same period in 2014. This decline was primarily attributable to a 30.3% decrease in our average paying subscriber base, and a decrease in advertising revenue attributable to one customer.  The lower average paying subscriber base is a result of reduction and reallocation of our direct marketing investments compared to the comparable prior period. As a result of non-payment, the Company terminated the Beanstock Publisher Agreement, dated November 1, 2013 as last amended April 1, 2015 (“the Agreement”) with Beanstock Media, Inc (“Beanstock”) during the three months ended June 30, 2015. During this period, Beanstock had the right and obligation to fill portions of the Company’s advertising inventory. The Company invoiced advertising under this Agreement in the amount of $194,000 during the period, and has not yet received payment. Although the amount is not under dispute, the Company did not recognize this revenue due to Beanstock’s non-payment status. The Company intends to vigorously pursue the total amount owed to the Company under the terms of the Agreement.

Revenue for Jewish Networks decreased 17.8% to $4.8 million in the three months ended June 30, 2015 as compared to $5.9 million in the same period in 2014. The decline was primarily attributable to a 17.5% decrease in average paying subscribers.

Revenue for our Other Networks segment decreased 17.5% to $470,000 in the three months ended June 30, 2015 as compared to $570,000 in the same period in 2014.  The decrease in revenue was primarily due to an 18.4% decrease in average paying subscribers.

Revenue for the Offline & Other Businesses segment decreased 73.1% to $25,000 in the three months ended June 30, 2015 as compared to $93,000 in the same period in 2014. The decrease in revenue is primarily due to the winding down of HurryDate operations in the fourth quarter of 2014.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the three months ended June 30, 2015 decreased 26.1% to $12.4 million, as compared to $16.8 million in the same period in 2014.  The decrease was primarily attributable to a $2.5 million decrease in cost of revenue, and a $1.5 million decrease in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 28.2% to $6.4 million in the three months ended June 30, 2015 as compared to $8.9 million in the same period in 2014. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 37.1% to $4.5 million in the three months ended June 30, 2015 as compared to $7.1 million in the same period in 2014. The lower direct marketing expense primarily reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel.  Sales and marketing expenses decreased 27.2% to $1.0 million in the three months ended June 30, 2015 as compared to $1.4 million in the same period in 2014. The decrease is primarily attributed to lower salaries and wages expense.

Customer service.  Customer service expenses consist primarily of personnel costs associated with our customer service centers.  The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.  Customer service expenses decreased 5.5% to $721,000 in the three months ended June 30, 2015 as compared to $763,000 in the same period in 2014.  The expense decrease is primarily attributed to lower salaries and wages expense.

Technical operations.  Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.  Technical operations expenses decreased 28.7% to $214,000 in the three months ended June 30, 2015 as compared to $300,000 in the same period in 2014.  The decrease is primarily attributed to lower salaries and wages expense.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 12.0% to $1.0 million in the three months ended June 30, 2015 as compared to $900,000 in the same period in 2014.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 37.7% to $2.5 million in the three months ended June 30, 2015 as compared to $4.1 million in the same period in 2014.  The decrease can be primarily attributed to fees and expenses related to our proxy contest during the prior period, partially offset by an increase in legal expenses related to protecting the Company’s intellectual property, and an increase in bad debt expense related to Beanstock’s non-payment status.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses increased 1.7% to $532,000 in the three months ended June 30, 2015 as compared to $523,000 in the same period of 2014.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $10,000 for amortization expenses in both of the three months ended June 30, 2015 and 2014.  The amortization expense in the second quarter of 2015 and 2014 is related to an acquisition consummated in the third quarter of 2013.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of investments in businesses and computer software.  The Company recorded a $37,000 impairment expense in the three months ended June 30, 2015. The impairment expense reflects the write-off of the fully unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three months ended June 30, 2014, the Company did not record any impairment charges related to long-lived assets.

Interest income (expense) and other, net.  Interest income (expense) and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, gain or loss related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest income (expense) and other, net was $230,000 of income in the three months ended June 30, 2015 as compared to $48,000 of income in the same period in 2014. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Provision for income taxes. We recorded a provision for income tax of $168,000 for the three months ended June 30, 2015 which consists of $57,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $93,000 of federal, foreign and state current taxes and $18,000 related to interest accrued on unrecognized tax benefits. We did not recognize a tax benefit for losses incurred in the three months ended June 30, 2014, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $140,000 in the second quarter of 2014 which consists of $70,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $48,000 of foreign and state current tax and $22,000 related to interest accrued on unrecognized tax benefits.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 4.7% and 5.4% of our revenue in the six months ended June 30, 2015 and 2014, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 20.5% to $25.7 million in the first six months of 2015 as compared to $32.4 million in the same period of 2014. The decrease can be attributed to lower subscription revenue in our Christian Networks and Jewish Networks segments.

Christian Networks revenue decreased 22.5% to $14.7 million in the six months ended June 30, 2015 as compared to $19.0 million in the same period in 2014. This decline was primarily attributable to a 30.6% decrease in our average paying subscriber base, and a decrease in advertising revenue attributable to one customer.  The lower average paying subscriber base is a result of the reduction and reallocation of our direct marketing investments compared to the comparable prior period. As a result of non-payment, the Company terminated the Agreement with Beanstock during the six months ended June 30, 2015. During this period, Beanstock had the right and obligation to fill portions of the Company’s advertising inventory. The Company invoiced advertising under this Agreement in the amount of $288,000 during the period, and has not yet received payment. Although the amount is not under dispute, the Company did not recognize $194,000 of this revenue due to Beanstock’s non-payment status and further reserved the remaining $94,000 as bad debt expense. The Company intends to vigorously pursue the total amount owed to the Company under the terms of the Agreement.

Revenue for the Jewish Networks segment decreased 16.6% to $10.0 million in the first six months of 2015 as compared to $12.0 million in the same period in 2014.  The decline was primarily attributable to a 15.4% decrease in average paying subscribers.

Revenue for the Other Networks segment decreased 18.9% to $957,000 in the first six months of 2015 as compared to $1.2 million in the same period in 2014. The decrease in revenue is due to a 19.7% decrease in average paying subscribers.

Revenue for the Offline & Other Businesses segment decreased 72% to $52,000 in the first six months of 2015 as compared to $186,000 in the same period of 2014. The decrease in revenue is primarily due to the winding down of HurryDate operations in the fourth quarter of 2014.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses in the first six months of 2015 were $25.0 million, a decrease of 31.0% as compared to $36.2 million in the same period in 2014. The decrease is primarily attributable to a $7.8 million decrease in cost of revenue and a $2.3 million decrease in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 36.6% to $13.5 million in the first six months in 2015 as compared to $21.2 million in the same period in 2014. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 43.0% to $9.8 million in the first six months in 2015 as compared to $17.2 million in the same period in 2014. The lower direct marketing expenses reflect lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 40.3% to $1.8 million in the first six months in 2015 as compared to $2.9 million in the same period in 2014. The decrease reflects a reduction in salaries expense, consulting and public relations expenses from the prior period.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses decreased 5.2% to $1.5 million in the first six months in 2015 as compared to $1.6 million in the same period in 2014.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 33.5% to $426,000 in the first six months in 2015 as compared to $641,000 in the same period in 2014. The decrease is primarily due to lower salaries expense in the first six months in 2015 as compared to the same period in 2014.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 9.4% to $1.9 million in the first six months in 2015 as compared to $1.8 million in the same period in 2014.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 32.1% to $4.8 million in the first six months in 2015 as compared to $7.0 million in the same period in 2014.  The decrease can be primarily attributed to fees and expenses related to our proxy contest and lower salaries expense, partially offset by an increase in legal expenses related to protecting the Company’s intellectual property, and an increase in bad debt expense related to Beanstock’s non-payment status.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses remained relatively flat at $1.0 million first six months in 2015 as compared to $1.0 million in the same period in 2014.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $20,000 for amortization expenses in the first six months in 2015 and 2014.  The amortization expense in the first half of 2015 and 2014 is related to an acquisition consummated in the third quarter of 2013.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of investments in businesses and computer software.  The Company recorded a $106,000 impairment expense in the six months ended June 30, 2015. The impairment expense reflects the write-off of the fully unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the six months ended June 30, 2014, the Company did not record any impairment charges related to long-lived assets.

Interest income (expense) and other, net.  Interest income (expense) and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, gain or loss related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest income (expense) and other, net was $112,000 of income in the first six months in 2015 as compared to $17,000 of income in the same period in 2014.  Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Provision for income taxes. We recorded a provision for income taxes of $253,000 in the six months ended June 30, 2015 which consists of $80,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $136,000 of federal, foreign and state current tax and $37,000 related to interest accrued on uncertain tax positions. We did not recognize a tax benefit for losses incurred for the six months ended June 30, 2014, as we recorded a valuation allowance against our deferred tax assets. We recorded a provision for income tax of $219,000 in the first six months in 2014 which consists of $106,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $70,000 of foreign and state current tax and $43,000 related to interest accrued on unrecognized tax benefits.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $14.6 million. We have historically financed our operations with internally generated funds. We believe, based on our current operating plan, that our existing cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash provided by operations was $2.5 million in the first six months in 2015 as compared to net cash used in operations of $2.3 million in the first six months in 2014.  The change primarily resulted from the shift from a net loss position in first half of 2014 to a net income position in the first half of 2015.

Net cash used in investing activities was flat at $1.4 million in the first six months in 2015 and 2014.

Net cash provided by financing activities was $1.9 million in the first six months in 2015 as compared to net cash used in financing activities of $952,000 in the first six months in 2014.  Cash provided by financing activities in the first six months of 2015 reflect $2.7 million in proceeds from the exercise of stock options, partially offset by $885,000 in common stock repurchases.  Cash used in financing activities in the first six months in 2014 primarily reflects $1.5 million in common stock repurchases, partially offset by $540,000 in proceeds from the exercise of stock options.

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

On January 28, 2015, the Company executed an Eighth Amendment to the Credit Agreement, which amended various covenants.

The following table details the minimum consolidated adjusted EBITDA, per the Eighth Amendment, for each six month period for the quarters ending:

Quarter ending	Minimum Consolidated Adjusted EBITDA
June 30, 2015	$2.2 million
September 30, 2015	$2.3 million
December 31, 2015	$1.8 million

The Eighth Amendment also imposes limitations on capital expenditures in the ordinary course of business not exceeding $3.0 million during each fiscal year, subject to certain exceptions; provided, that for fiscal 2015, the capital expenditure limitation shall be $3.5 million.

The Eighth Amendment also provides that our Jewish Networks segment’s minimum contribution for each period of four consecutive fiscal quarters ending on the last day of each fiscal quarter shall not be less than $16.0 million.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants as of June 30, 2015. We believe that our current cash and cash equivalents, available credit facility and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility, or raise additional debt or issue additional equity in the private or public markets.

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

Contractual Obligations

For information about contractual obligations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2014.

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

As of June 30, 2015, we held cash funds of approximately $113,000 United States Dollar denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

For  a  description  of  our  material  pending  legal  proceedings,  please  refer  to  Note  10  “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on

Form 10Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2014 Annual Report.

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

During the three months ended June 30, 2015, we made the following stock repurchases:

Period	Total number of Shares Purchased	Weighted Average Price Paid per Share	Dollar amount of shares repurchased	Maximum Dollar Amount of Shares that May yet be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	—
May 1 – May 31	191,584	$3.00	$575,000	$2,934,000
June 1 – June 30	96,700	$3.21	$310,000	$2,623,000
Total	288,284	$3.07	$885,000	$2,623,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit No.	Description

10.1

Employment Agreement between Spark Networks, Inc. and John R Volturo, dated April 16, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2015).

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

Date: August 6, 2015