Form 10-Q
period 2015-09-30
SPARK NETWORKS INC
filed 2015-11-04
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The registrant had 25,690,893 shares of common stock, par value $0.001 per share, outstanding as of October 31, 2015.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$14,442	$11,696
Restricted cash	823	1,056
Accounts receivable (net of allowance for doubtful accounts of $99 and $0 at September 30, 2015 and December 31, 2014, respectively)	1,133	1,308
Deferred tax asset – current	9	11
Prepaid expenses and other	766	1,516
Total current assets	17,173	15,587
Property and equipment, net	5,346	4,072
Goodwill	8,522	8,575
Intangible assets, net	2,439	2,469
Deferred tax asset – non-current	68	68
Deposits and other assets	127	234
Total assets	$33,675	$31,005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,664	$1,300
Accrued liabilities	4,785	3,948
Deferred revenue	6,307	7,092
Deferred tax liability – current	601	496
Total current liabilities	13,357	12,836
Deferred tax liability – non-current	1,593	1,607
Other liabilities	609	807
Total liabilities	15,559	15,250
Commitments and contingencies (Note 10)
Stockholders’ equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	—	—
100,000,000 shares of Common Stock, $0.001 par value, with 25,260,191 and 24,556,182 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively:	25	25
Additional paid-in-capital	75,082	72,522
Accumulated other comprehensive income	754	759
Accumulated deficit	(57,745)	(57,551)
Total stockholders’ equity	18,116	15,755
Total liabilities and stockholders’ equity	$33,675	$31,005

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$11,682	$15,008	$37,430	$47,381
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	5,593	7,004	19,058	28,234
Sales and marketing	1,144	1,368	2,895	4,299
Customer service	769	738	2,239	2,289
Technical operations	210	276	636	917
Development	1,053	886	2,978	2,645
General and administrative	2,933	4,446	7,704	11,472
Depreciation	562	518	1,607	1,558
Amortization of intangible assets	10	10	30	30
Impairment of long-lived assets	26	103	132	103
Total cost and expenses	12,300	15,349	37,279	51,547
Operating income (loss)	(618)	(341)	151	(4,166)
Interest expense and other, net	191	340	79	323
Income (loss) before income taxes	(809)	(681)	72	(4,489)
Provision for income taxes	13	288	266	507
Net loss	(822)	(969)	(194)	(4,996)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	0	(27)	(5)	(16)
Comprehensive loss	$(822)	$(996)	$(199)	$(5,012)
Net loss per share—basic and diluted	$(0.03)	$(0.04)	$(0.01)	$(0.21)
Weighted average shares outstanding – basic and diluted	25,188	24,035	24,991	23,936

Stock-based compensation:	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	—	3	—	3
Sales and marketing	11	23	19	99
Development	5	—	8	—
General and administrative	159	259	485	511

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(194)	$(4,996)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,637	1,588
Impairment of long-lived assets	132	103
Foreign currency exchange loss (gain) on intercompany loan	39	(284)
Stock-based compensation	512	613
Deferred taxes	93	137
Bad debt expense	99	—
Changes in operating assets and liabilities:
Accounts receivable	76	112
Restricted cash	233	172
Prepaid expenses and other assets	866	1,487
Accounts payable and accrued liabilities	863	(1,739)
Deferred revenue	(785)	(921)
Other liabilities	(198)	(51)
Net cash provided by (used in) operating activities	3,373	(3,779)
Cash flows from investing activities:
Purchases of property and equipment	(2,675)	(1,631)
Purchases of intangible assets	—	(242)
Net cash used in investing activities	(2,675)	(1,873)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,933	1,730
Repurchases of common stock	(885)	(1,492)
Net cash provided by financing activities	2,048	238
Net increase (decrease) in cash and cash equivalents	2,746	(5,414)
Cash and cash equivalents at beginning of period	11,696	14,723
Cash and cash equivalents at end of period	$14,442	$9,309
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$95	$36
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$338	$—

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Spark Networks, Inc. (the “Company” or “we”), is a leader in creating communities that help individuals form life-long relationships with others that share their interests and values. The Company’s core properties, ChristianMingle and JDate, are communities geared towards singles of the Christian and Jewish faiths. Through the Company’s websites and mobile applications, the Company helps members search for and communicate with other like-minded individuals.

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

The consolidated financial statements in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangible and other long-lived assets, legal contingencies, income taxes and stock-based compensation. In addition, management uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of granted stock-based awards. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

2.	Adoption of New Accounting Principles

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption as of the original effective date of December 15, 2016 (including interim reporting periods within those periods) is permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Management is currently assessing the impact the guidance will have upon adoption.

In May 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management is currently assessing the impact the guidance will have upon adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. Management will evaluate the circumstances at the time of adoption for any additional disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance changes the presentation of debt issuance costs in financial statements. An entity should present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. Management does not expect that the adoption of this ASU will have a material impact on the consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the lack of guidance in ASU 2015-03 for debt issuance costs related to line of credit arrangements. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Given the absence of authoritative guidance, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.  Management does not expect that adoption of this guidance will have a material impact on the consolidated financial statements.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net Loss Per Share of Common Stock – Basic and Diluted
Net loss applicable to common stock	$(822)	$(969)	$(194)	$(4,996)
Weighted average shares outstanding – basic and diluted	25,188	24,035	24,991	23,936
Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.04)	$(0.01)	$(0.21)

For the three and nine months ended September 30, 2015 and 2014, all stock options outstanding during each period have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive.

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

On September 8, 2015, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment”), to modify certain financial covenants and to require cash collateralization of all outstanding loans and letter of credit obligations under the credit agreement.

The following table details, per the Ninth Amendment, the minimum consolidated adjusted EBITDA for each six month period, and the minimum contribution for each rolling four quarter period, for the quarters ending:

Quarter ending	Minimum Consolidated Adjusted EBITDA	Minimum Contribution
September 30, 2015	$(0.5) million	$15.5 million
December 31, 2015	$(2.0) million	$15.0 million

The Credit Agreement also imposes limitations on capital expenditures in the ordinary course of business, subject to certain exceptions, provided that for fiscal 2015, the capital expenditure limitation shall be $3.5 million.

The Company was compliant with all of the Credit Agreement’s covenants as of September 30, 2015.

As of September 30, 2015, there were no outstanding borrowings under the Credit Agreement. The deferred financing costs are amortized to interest expense and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) through the maturity of the Credit Agreement on March 14, 2016. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2015 was $5,000 and $11,000, respectively.  Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2014 was $3,000 and $9,000, respectively.  The unamortized balance of deferred financing costs was $14,000 as of September 30, 2015.

5.	Impairment of Long-lived Assets

During the three and nine months ended September 30, 2015, the Company impaired $26,000 and $132,000, respectively, of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three and nine months ended September 30, 2014, the Company impaired $103,000 of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain mobile products.

6.	Stockholders’ Equity

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock.  The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.  During the nine months ended September 30, 2015, the Company repurchased 288,284 shares of common stock for $885,000. Since December 12, 2013, the Company has repurchased 559,401 shares of common stock for $2.4 million.  All stock repurchased has been retired.

7.	Stock-Based Compensation

Employee Stock Option Plans

On July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”). Pursuant to the 2007 Plan’s “evergreen” provision, on the first day of each calendar year beginning in 2009, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Company common stock on the last day of the immediately preceding fiscal year or (iii) an amount determined by the Board of Directors. As of September 30, 2015, the 2007 Plan had 5.9 million shares authorized for issuance.

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

As of September 30, 2015, total unrecognized compensation cost related to non-vested stock options was $708,000. This cost is expected to be recognized over a weighted-average period of 2 years.

The following table describes option activity for the three months ended March 31, 2015, June 30, 2015, and September 30, 2015:

	Number of Shares	Weighted Average Exercise Price per Share
	(in thousands)
Outstanding at December 31, 2014	2,146	$4.30
Granted	—	—
Exercised	(434)	3.08
Forfeited	(44)	7.31
Expired	(13)	7.64
Outstanding at March 31, 2015	1,655	$4.51
Granted	1,908	8.37
Exercised	(448)	3.10
Forfeited	(28)	7.24
Expired	(18)	7.64
Outstanding at June 30, 2015	3,069	$7.08
Granted	—	—
Exercised	(146)	3.00
Forfeited	(86)	8.00
Expired	(281)	6.86
Outstanding at September 30, 2015	2,556	$7.30

Trigger Price Options

Trigger price options awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the nine months ended September 30, 2015, the Company entered into agreements with several executive officers and employees whereby the Company granted 1,908,000 trigger price options to the participants at an aggregate fair value of $434,000. These options vest immediately provided that the Company’s per share stock price closed at or above the applicable trigger prices detailed in the table below for twenty (not necessarily consecutive) business days after the grant date and prior to December 31, 2017.

The following table details the trigger price options granted during the nine month period ended September 30, 2015:

	Options Granted	Trigger Price	Exercise Price
Tranche 1	318,000	$6.00	$5.25
Tranche 2	636,000	$10.00	$7.50
Tranche 3	954,000	$13.50	$10.00

Compensation expense is recognized over the requisite service period of two years.  For the three and nine months ended September 30, 2015, compensation expense for trigger price options was $64,000 and $121,000, respectively. We have determined the fair value of the options as of the grant dates using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The input variables include stock price volatility and risk-free interest rate to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

As of September 30, 2015, there was $304,000 of unrecognized compensation cost related to trigger price options which will be fully recognized by June 30, 2017.

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed with respect to the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.

During 2014, the Company awarded 125,000 performance-based restricted shares to an executive officer that vest over a period of two years. In order for these performance awards to vest, certain objectives and conditions must be met.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest.  The Company did not award any performance-based restricted stock during the three and nine months ended September 30, 2015. Further, 25,000 of the previously awarded performance-based restricted stock awards were granted during the nine months ended September 30, 2015.

Compensation expense is recognized over the requisite service period of two years and will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes.  For the three and nine months ended September 30, 2015, compensation expense was $27,000 and $176,000, respectively.  Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

The Company recognizes share-based compensation on a graded or straight-line basis depending on the terms of the award.

As of September 30, 2015, there was $67,000 of unrecognized compensation cost related to unvested restricted stock awards which will be fully recognized by December 31, 2016.

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the nine months ended September 30, 2015, the Company entered into agreements with several executive officers and employees whereby the Company may grant up to 240,000 RSUs based upon the achievement of certain performance-based goals at the discretion of our Compensation Committee.  In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted EBITDA, additional restricted stock may be earned up to a maximum amount.  Upon achievement of the performance condition, the non-vested performance awards will vest on December 31, 2016.

Compensation expense is recognized over the requisite service period of two years and will be adjusted in subsequent reporting periods if the estimated level of achievement of the performance goals changes.  For the three and nine months ended September 30, 2015, compensation expense for RSUs was $44,000 and $97,000, respectively, which is based on management’s estimated level of achievement of the performance goals.  Achievement of this estimated level of performance would result in the grant of 76,000 restricted stock units. Considerable judgment is required in assessing the estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

As of September 30, 2015, there was $202,000 of unrecognized compensation cost related to RSUs which will be fully recognized by December 31, 2016.

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

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2015.

Foreign Currency Translation
(in thousands, net of $0 tax)
Balance at December 31, 2014	$759
Other comprehensive income (expense) before reclassifications	2
Amounts reclassified from accumulated other comprehensive income	—
Balance at March 31, 2015	$761
Other comprehensive income (expense) before reclassifications	(7)
Amounts reclassified from accumulated other comprehensive income	—
Balance at June 30, 2015	$754
Other comprehensive income (expense) before reclassifications	0
Amounts reclassified from accumulated other comprehensive income	—
Balance at September 30, 2015	$754

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2015.

9.	Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue
Jewish Networks	$4,613	$5,724	$14,639	$17,743
Christian Networks	6,581	8,672	21,294	27,660
Other Networks	466	533	1,423	1,713
Offline & Other Businesses	22	79	74	265
Total revenue	$11,682	$15,008	$37,430	$47,381

Direct marketing expenses
Jewish Networks	$619	$628	$1,963	$2,436
Christian Networks	3,664	5,293	13,452	22,470
Other Networks	141	107	389	364
Offline & Other Businesses	—	19	—	72
Total direct marketing expenses	$4,424	$6,047	$15,804	$25,342

Unallocated operating expenses	7,876	9,302	21,475	26,205
Operating Income (Loss)	$(618)	$(341)	$151	$(4,166)

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

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website

ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. A motion filed by Spark Networks to coordinate the two matters in Los Angeles Superior Court was granted, and the parties have resumed discovery in preparation for filing cross-motions for summary judgment, which are set to be heard on May 9, 2016.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging inter alia violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law and its regulations. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to these motions to certify the class actions was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. A hearing regarding the motions to certify the class actions is set for November 4, 2015.

Spark Networks USA, LLC v. Smooch Labs Inc.

Spark Networks USA, LLC (“Spark Networks”) filed a complaint against Smooch Labs Inc. (“Smooch Labs”) on November 12, 2014 in the United States District Court for the Southern District of New York. The complaint pertains to Smooch Labs’ infringement of Spark Networks’ U.S. Patent No. 5,950,200 (“the ’200 patent”) and Spark Networks’ J-Family of trademarks through the development, use, and license of Smooch Labs’ mobile application “Jswipe”, as well as other violations of Spark Networks’ rights under Federal law and New York State law. On February 13, 2015, Smooch Labs filed its Amended Answer, Affirmative Defense and Counterclaims. Spark Networks filed its Answer to Smooch Labs' Counterclaims on March 2, 2015. After conducting discovery for several months, and meeting with a neutral mediator, the parties mutually agreed to drop their respective cases.  On October 14, 2015, Spark Networks announced the acquisition of Smooch Labs as a subsidiary, where the Smooch Lab founders will play an active role in managing the JSwipe product and expanding Spark Networks’ mobile dating capabilities.  On October 16, 2015, the District Court entered the parties’ joint Stipulation of Dismissal of all claims and counterclaims, without attorneys’ fees or costs to either party.

Please refer to the Company’s 2014 Annual Report for the year ended December 31, 2014 and Forms 10-Q for the three months ended March 31, 2015 and June 30, 2015 for a description of additional litigation and claims.

We intend to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of September 30, 2015 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

We have additional existing legal claims and may encounter future legal claims in the normal course of business. In our opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations.

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows:

Year Ending December 31 (amounts in thousands)
Remainder of 2015	$207
2016	841
2017	786
2018	562
2019 and thereafter	—
Total	$2,396

11.	Income Taxes

During the three months ended September 30, 2015, the Company recorded a provision for income tax of $13,000, which consists of $25,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, a $31,000 decrease to foreign and state current taxes payable and $19,000 related to interest accrued on unrecognized tax benefits. The Company recorded a provision for income tax of $266,000 for the nine months ended September 30, 2015, which consists of $105,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $105,000 of foreign and state current taxes payable and $56,000 related to interest accrued on unrecognized tax benefits.

The Company’s year-to-date September 30, 2015 and 2014 effective tax rate was less than the U.S. statutory rate of 34% primarily due to the utilization of losses not previously benefitted due to the Company’s valuation allowance.

12.	Related Party Transactions

There were no related party transactions during the nine months ended September 30, 2015.

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

13.	Subsequent Events

On October 14, 2015, the Company completed the acquisition of all the outstanding shares of Smooch Labs, an unrelated third party and owner of dating app, JSwipe.  The Company believes that this acquisition will help expand the Company’s Jewish-focused dating platforms with an additional mobile application.  The purchase consideration for the acquisition of $7.0 million paid at closing included a combination of $6.0 million in cash on hand and approximately 315,000 shares of the Company’s common stock valued at $1.0 million based on the Company’s common stock price as reported on the NYSE on the acquisition date.  In addition to the amounts paid at closing, the purchase consideration also included contingent earnout consideration of up to a maximum of an additional $10.0 million to be paid with a combination of one-third cash and two-thirds stock based upon Smooch Lab’s performance against certain agreed-upon operating objectives for the periods ending December 31, 2016, and December 31, 2017.

Management is currently evaluating the allocation of the purchase price to the acquired assets and assumed liabilities. It is not practicable to disclose the preliminary purchase price allocation or the unaudited combined financial information given the short period of time between the acquisition and the issuance of these unaudited interim consolidated financial statements.

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

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands; continue to depend upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of this Form 10-Q and our 2014 Annual Report.

General

The common stock of Spark Networks, Inc. is traded on the NYSE MKT under the ticker symbol LOV. We are a leader in creating iconic, niche-focused brands and communities that help individuals form life-long relationships with others that share their interests and values. Our core properties, ChristianMingle and JDate, are communities geared towards singles of the Christian and Jewish faiths. Through our websites and mobile applications, we help members search for and communicate with other like-minded individuals. Membership to the Company’s online and web services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a fee (typically, one, three or six month subscription fees) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, instant messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying members.

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

There were no significant changes to our critical accounting policies during the nine months ended September 30, 2015, as compared to those policies disclosed in our 2014 Annual Report.

Key Metric— Average Paying Subscribers

We regularly review average paying subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Paying subscribers are defined as individuals for whom we collect a monthly fee for access to communication and website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Paying Subscribers	2015	2014	2015	2014
Jewish Networks	63,538	76,481	66,086	78,577
Christian Networks	121,597	166,908	126,224	179,074
Other Networks	11,974	14,290	12,506	15,371
Total Average Paying Subscribers	197,109	257,679	204,816	273,022

Average paying subscribers for the Jewish Networks segment decreased 16.9% to 63,538 in the three months ended September 30, 2015 compared to 76,481 in the same period last year and decreased 15.9% to 66,086 in the nine months ended September 30, 2015 compared to 78,577 in the nine months ended September 30, 2014.   Average paying subscribers for the Christian Networks segment decreased 27.1% to 121,597 and 29.5% to 126,224 in the three and nine months ended September 30, 2015 compared to 166,908 and 179,074 in the same periods last year. The decrease in the average paying subscriber base reflects the reduction and reallocation of our direct marketing investments in this segment. Direct marketing expense for the Christian Networks segment decreased 30.8% to $3.7 million and 40.1% to $13.5 million in the three and nine months ended September 30, 2015, respectively, compared to $5.3 million and $22.5 million in the same periods last year. Average paying subscribers for the Other Networks segment decreased 16.2% to 11,974 and 18.6% to 12,506 in the three and nine months September 30, 2015 compared to 14,290 and 15,371 in the same periods last year.

Key Metric— Period Ending Subscribers

We regularly review period ending subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Period ending subscribers for each quarter represent the paying subscriber count as of the last day of the period.

Unaudited selected statistical information regarding period ending subscribers for our operating segments is shown in the table below.

Period Ending Subscribers	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014
Jewish Networks	64,144	62,991	67,703	71,251	75,355
Christian Networks	122,068	121,561	129,964	131,479	154,367
Other Networks	11,620	12,267	12,879	12,787	13,777
Total Period Ending Subscribers	197,832	196,819	210,546	215,517	243,499

Period ending subscribers for the Jewish Networks segment decreased 14.9% to 64,144 for the period ended September 30, 2015 compared to 75,355 in the same period last year. Period ending subscribers for the Christian Networks segment decreased 20.9% to 122,068 for the period ended September 30, 2015 compared to 154,367 in the same period last year. The decrease in the period ending subscriber base reflects the reduction and reallocation of our direct marketing investments in this segment, as described above. Period ending subscribers for the Other Networks segment decreased 15.7% to 11,620 for the period ended September 30, 2015 compared to 13,777 in the same period last year.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenue	47.9	46.7	50.9	59.6
Sales and marketing	9.8	9.1	7.7	9.1
Customer service	6.6	4.9	6.0	4.8
Technical operations	1.8	1.8	1.7	1.9
Development	9.0	5.9	8.0	5.6
General and administrative	25.1	29.6	20.5	24.2
Depreciation	4.8	3.5	4.3	3.3
Amortization of intangible assets	0.1	0.1	0.1	0.1
Impairment of long-lived assets	0.2	0.7	0.4	0.2
Total cost and expenses	105.3	102.3	99.6	108.8
Operating income (loss)	(5.3)	(2.3)	0.4	(8.8)
Interest expense (income) and other, net	1.6	2.3	0.2	0.7
Income (loss) before income taxes	(6.9)	(4.6)	0.2	(9.5)
Provision for income taxes	0.1	1.9	0.7	1.1
Net loss	(7.0)%	(6.5)%	(0.5)%	(10.6)%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 3.6% and 5.6% of our revenue in the three months ended September 2015 and 2014, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically, until subscribers terminate them, for a term equal to their initial plan lengths.

Revenue decreased 22.2% to $11.7 million in the three months ended September 30, 2015 as compared to $15.0 million in the same period of 2014.  The decrease was primarily attributable to declines in subscription revenue in our Christian and Jewish Networks segments.

Revenue for Christian Networks decreased 24.1% to $6.6 million in the three months ended September 30, 2015 as compared to $8.7 million in the same period in 2014. This decline was primarily attributable to a 27.1% decrease in our average paying subscriber base.  The lower average paying subscriber base is a result of reduction and reallocation of our direct marketing investments compared to the comparable prior period.

Revenue for Jewish Networks decreased 19.4% to $4.6 million in the three months ended September 30, 2015 as compared to $5.7 million in the same period in 2014. The decline was primarily attributable to a 16.9% decrease in average paying subscribers.

Revenue for our Other Networks segment decreased 12.6% to $466,000 in the three months ended September 30, 2015 as compared to $533,000 in the same period in 2014.  The decrease in revenue was primarily due to a 16.2% decrease in average paying subscribers.

Revenue for the Offline & Other Businesses segment decreased 72.2% to $22,000 in the three months ended September 30, 2015 as compared to $79,000 in the same period in 2014. The decrease in revenue is primarily due to the winding down of HurryDate operations in the fourth quarter of 2014.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the three months ended September 30, 2015 decreased 19.9% to $12.3 million, as compared to $15.3 million in the same period in 2014.  The decrease was primarily attributable to a $1.4 million decrease in cost of revenue, and a $1.5 million decrease in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 20.1% to $5.6 million in the three months ended September 30, 2015 as compared to $7.0 million in the same period in 2014. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 30.8% to $3.7 million in the three months ended September 30, 2015 as compared to $5.3 million in the same period in 2014. The lower direct marketing expense primarily reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel.  Sales and marketing expenses decreased 16.4% to $1.1 million in the three months ended September 30, 2015 as compared to $1.4 million in the same period in 2014. The decrease is primarily attributed to lower consulting expenses.

Customer service.  Customer service expenses consist primarily of personnel costs associated with our customer service centers.  The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members.  Customer service expenses increased 4.2% to $769,000 in the three months ended September 30, 2015 as compared to $738,000 in the same period in 2014.  The increase is primarily attributed to higher salaries and wages expense.

Technical operations.  Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements.  Technical operations expenses decreased 23.9% to $210,000 in the three months ended September 30, 2015 as compared to $276,000 in the same period in 2014.  The decrease is primarily attributed to lower salaries and wages expense due to changes in headcount.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 18.8% to $1.1 million in the three months ended September 30, 2015 as compared to $886,000 in the same period in 2014.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 34.0% to $2.9 million in the three months ended September 30, 2015 as compared to $4.4 million in the same period in 2014.  The decrease can be primarily attributed to fees and expenses related to our proxy contest of $1.8 million during the prior period, partially offset by an increase in legal expenses related to protecting the Company’s intellectual property and closing the acquisition of Smooch Labs of $950,000.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses increased 8.3% to $561,000 in the three months ended September 30, 2015 as compared to $518,000 in the same period of 2014.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $10,000 for amortization expenses in both of the three months ended September 30, 2015 and 2014.  The amortization expense in the third quarter of 2015 and 2014 is related to an acquisition consummated in the third quarter of 2013.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of investments in businesses and computer software.  The Company recorded a $26,000 impairment expense in the three months ended September 30, 2015. The impairment expense reflects the write-off of the fully unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three months ended September 30, 2014, the Company recorded $103,000 of impairment expense.

Interest expense and other, net.  Interest expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, gain or loss related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest expense and other, net was $191,000 in the three months ended September 30, 2015 as compared to $340,000 in the same period in 2014. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Provision for income taxes. We recorded a provision for income tax of $13,000 for the three months ended September 30, 2015 which consists of $25,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, a $31,000 decrease to foreign and state current taxes payable and $19,000 related to interest accrued on unrecognized tax benefits. We did not recognize a tax benefit for losses incurred in the three months ended September 30, 2015 and 2014, as we recorded valuation allowances against our deferred tax assets. We recorded a provision for income tax of $288,000 in the third quarter of 2014 which consists of $165,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $101,000 of foreign and state current taxes payable and $22,000 related to interest accrued on uncertain tax positions.

Nine months ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 4.4% and 5.5% of our revenue in the nine months ended September 30, 2015 and 2014, respectively, was generated through offline social events and advertising revenue. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three and six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 21.0% to $37.4 million in the first nine months of 2015 as compared to $47.4 million in the same period of 2014. The decrease can be attributed to lower subscription revenue in our Christian Networks and Jewish Networks segments.

Christian Networks revenue decreased 23.0% to $21.3 million in the nine months ended September 30, 2015 as compared to $27.7 million in the same period in 2014. This decline was primarily attributable to a 29.5% decrease in our average paying subscriber base, and a decrease in advertising revenue attributable to one customer.  The lower average paying subscriber base is a result of the reduction and reallocation of our direct marketing investments compared to the comparable prior period. As a result of non-payment, the Company terminated the Beanstock Publisher Agreement, dated November 1, 2013 as last amended April 1, 2015 (“the Agreement”) with Beanstock Media, Inc. (“Beanstock”) during the nine months ended September 30, 2015. During this period, Beanstock had the right and obligation to fill portions of the Company’s advertising inventory. The Company invoiced advertising under this Agreement in the amount of $288,000 during the nine months ended September 30, 2015, and has not yet received payment. Although the amount is not under dispute, the Company did not recognize $194,000 of this revenue due to Beanstock’s non-payment status and further reserved the remaining $94,000 as bad debt expense. The Company intends to vigorously pursue the total amount owed to the Company under the terms of the Agreement.

Revenue for the Jewish Networks segment decreased 17.5% to $14.6 million in the first nine months of 2015 as compared to $17.7 million in the same period in 2014.  The decline was primarily attributable to a 15.9% decrease in average paying subscribers.

Revenue for the Other Networks segment decreased 16.9% to $1.4 million in the first nine months of 2015 as compared to $1.7 million in the same period in 2014. The decrease in revenue is due to an 18.6% decrease in average paying subscribers.

Revenue for the Offline & Other Businesses segment decreased 72.1% to $74,000 in the first nine months of 2015 as compared to $265,000 in the same period of 2014. The decrease in revenue is primarily due to the winding down of HurryDate operations in the fourth quarter of 2014.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Cost and expenses in the first nine months of 2015 were $37.3 million, a decrease of 27.7% as compared to $51.5 million in the same period in 2014. The decrease is primarily attributable to a $9.2 million decrease in cost of revenue and a $3.8 million decrease in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 32.5% to $19.1 million in the first nine months in 2015 as compared to $28.2 million in the same period in 2014. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 40.1% to $13.5 million in the first nine months in 2015 as compared to $22.5 million in the same period in 2014. The lower direct marketing expenses reflect lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 32.7% to $2.9 million in the first nine months in 2015 as compared to $4.3 million in the same period in 2014. The decrease reflects a reduction in salaries expense, consulting and public relations expenses from the prior period.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses decreased 2.2% to $2.2 million in the first nine months in 2015 as compared to $2.3 million in the same period in 2014.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 30.6% to $636,000 in the first nine months in 2015 as compared to $917,000 in the same period in 2014. The decrease is primarily due to lower salaries expense due to changes in headcount in the first nine months in 2015 as compared to the same period in 2014.

Development.  Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services.  Development expenses increased 12.6% to $3.0 million in the first nine months in 2015 as compared to $2.6 million in the same period in 2014.  The increased costs reflect higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 32.8% to $7.7 million in the first nine months in 2015 as compared to $11.5 million in the same period in 2014.  The decrease can be primarily attributed to fees and expenses related to our proxy contest and lower salaries expense, partially offset by an increase in legal expenses related to protecting the Company’s intellectual property, and an increase in bad debt expense related to Beanstock’s non-payment status.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized software costs, computer hardware and other fixed assets. Depreciation expenses remained relatively flat at $1.6 million for both of the first nine months of 2015 and 2014.

Amortization of intangible assets.  Amortization expenses consist primarily of amortization of intangible assets related to previous acquisitions.  The Company recorded $30,000 for amortization expenses for both of the first nine months of 2015 and 2014.  The amortization expense in the first nine months of 2015 and 2014 is related to an acquisition consummated in the third quarter of 2013.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of investments in businesses and computer software.  The Company recorded $132,000 of impairment expense in the nine months ended September 30, 2015. The impairment expense reflects the write-off of the fully unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the nine months ended September 30, 2014, the Company recorded $103,000 of impairment expense. The impairment reflects the write-off of the fully unamortized balance of capitalized software development costs associated with certain mobile products.

Interest expense and other, net.  Interest expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, gain or loss related to currency fluctuations and interest expense associated with the borrowings from our revolving credit facility.  Interest expense and other, net was $79,000 in the first nine months in 2015 as compared to $323,000 in the same period in 2014.  Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Provision for income taxes. We recorded a provision for income taxes of $266,000 in the nine months ended September 30, 2015 which consists of $105,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $105,000 of foreign and state current taxes payable and $56,000 related to interest accrued on unrecognized tax benefits. We did not recognize a tax benefit for losses incurred for the nine months ended September 30, 2015 and 2014, as we recorded valuation allowances against our deferred tax assets. We recorded a provision for income tax of $507,000 in the first nine months in 2014 which consists of $269,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $174,000 of foreign and state current taxes payable and $64,000 related to interest accrued on uncertain tax positions.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $14.4 million. We have historically financed our operations with internally generated funds. We believe, based on our current operating plan, that our existing cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash provided by operations was $3.4 million in the first nine months in 2015 as compared to net cash used in operations of $3.8 million in the first nine months in 2014.  The change primarily resulted from a decrease in the net loss position in first nine months of 2015 as compared to the first nine months of 2014.

Net cash used in investing activities was $2.7 million in the first nine months in 2015 as compared to $1.9 million in the first nine months in 2014.  The change primarily resulted from an increase in capitalized software costs.

Net cash provided by financing activities was $2.0 million in the first nine months in 2015 as compared to net cash provided by financing activities of $238,000 in the first nine months in 2014.  Cash provided by financing activities in the first nine months of 2015 reflect $2.9 million in proceeds from the exercise of stock options, partially offset by $885,000 in common stock repurchases.

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

On September 8, 2015, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment”), to modify certain financial covenants and to require cash collateralization of all outstanding loans and letter of credit obligations under the credit agreement.

The following table details, per the Ninth Amendment, the minimum consolidated adjusted EBITDA for each six month period, and the minimum contribution for each rolling four quarter period, for the quarters ending:

Quarter ending	Minimum Consolidated Adjusted EBITDA	Minimum Contribution
September 30, 2015	$(0.5) million	$15.5 million
December 31, 2015	$(2.0) million	$15.0 million

The Credit Agreement also imposes limitations on capital expenditures in the ordinary course of business, subject to certain exceptions, provided that for fiscal 2015, the capital expenditure limitation shall be $3.5 million.

The Company was compliant with the Credit Agreement’s customary affirmative and negative covenants as of September 30, 2015.  We believe that our current cash and cash equivalents, available credit facility and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility, or raise additional debt or issue additional equity in the private or public markets. As of September 30, 2015, there were no outstanding borrowings under the Credit Agreement.

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

As of September 30, 2015, we held cash funds of approximately $131,000 United States Dollar denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Form 10-Q, which is incorporated herein by reference.

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

During the three months ended September 30, 2015, we did not make any stock repurchases.  During the nine months ended September 30, 2015, we made the following stock repurchases:

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

2.1

Agreement and Plan of Merger dated October 14, 2015 by and among Spark Networks, Inc., LOV USA LLC, Merger Sub 1 Inc., Smooch Labs Inc., and Darren Bassman, Bryan Welfel and Chad Wood, as Equityholders’ Representative

(incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and

Exchange Commission on October 15, 2015).

10.1

Ninth Amendment to Credit Agreement dated September 8, 2015 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent) and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2015).

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

Date: November 3, 2015