Form 10-K
period 2015-12-31
SPARK NETWORKS INC
filed 2016-03-11
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2015 was approximately $48,355,969 based on $3.07, the closing price of the registrant’s common stock on the NYSE MKT on June 30, 2015.

The registrant had 25,845,879 outstanding common stock, par value $0.001 per share, as of February 29, 2016.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this annual report on Form 10-K, regarding, among other matters:

●	our ability to attract members to our websites, convert members into paying subscribers and retain our paying subscribers;
●	the highly competitive nature of our business;
●	our ability to keep pace with rapid technological change and enhance existing or introduce new services;
●	the strength of our existing brands and our ability to maintain and enhance those brands;
●	our ability to effectively manage our operations and attract and retain qualified personnel;
●	the hiring of a new management team, including the CEO and CFO;
●	the geo-political instability in Israel;
●	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;
●	effectively protecting our internet and domain names and participating rights;
●	the effect of new interpretation of existing laws and regulations on our operations; and
●	other factors referenced in this annual report on Form 10-K and other reports.

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

ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E. Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

We maintain a corporate website at www.spark.net. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our Web address is provided for informational purposes only and does not constitute incorporation by reference of the information contained on this website.

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, the terms “Company,” “Spark”, “we,” “us,” and “our” refer to Spark Networks, Inc., a Delaware corporation and its subsidiaries. The Company was incorporated on April 20, 2007.

Our Business

Spark Networks, Inc. (the “Company” or “we”), is a leader in creating communities that help individuals form life-long relationships with others that share their interests and values. The Company’s core properties, JDate and ChristianMingle, are communities geared towards singles of the Jewish and Christian faiths. Through the Company’s websites and mobile applications, the Company helps members search for and communicate with other like-minded individuals.

Along with these two core brands, we also operate a number of other niche-focused and international websites and mobile applications and maintain physical presence in both the United States and Israel.  Information regarding the geographical source of our revenue and data on our reportable segments can be found in Note 10 to our Consolidated Financial Statements included in this annual report.

Our online singles properties provide users with three key services:  searching for compatible individuals with whom to potentially form long-term relationships; validating compatibility through profiles, viewing photographs and understanding likes and characteristics; and communicating via one of our numerous communications platforms designed to foster relationships.

Like many on-line businesses, we have experienced a significant shift in our member base from desktop usage to mobile usage, and now offer mobile applications across all of our core properties.  To further accelerate our mobile offerings, we completed the acquisition of Smooch Labs, Inc. (“Smooch Labs”), the owner of the millennial Jewish mobile-only dating application JSwipe, in late 2015.  Through this acquisition, we have broadened our reach to younger members of the Jewish community, who traditionally were not JDate subscribers.  Similarly, we launched the mobile-only Christian dating application CrossPaths in late 2015 with the goal of reaching a younger Christian audience.

Membership on our online singles websites or mobile applications is free and allows registered members to post personal profiles and take advantage of our search and validation features. With the exception of JSwipe and CrossPaths, which are pre-revenue, the ability to initiate communication with other members requires payment, typically a monthly subscription fee which, along with advertising sales represent our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

The common stock of Spark Networks, Inc. is traded on the NYSE MKT.

Our Industry

Our primary businesses are in the online personals industry, which we believe fulfills significant needs for single adults looking to meet a companion. Traditional methods such as printed personals advertisements, offline dating services and public gathering places often do not meet the needs of single people. Printed personals advertisements offer individuals limited personal information and interaction before meeting. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and other social venues provide a limited opportunity to learn about others prior to an in-person meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions before they meet in-person. With features such as detailed personal profiles, email, mobile chat and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in an anonymous, convenient and secure setting.

The online personals industry in the United States has experienced significant growth in recent years.  According a Pew Research study released in early 2016, the percentage of the U.S. population using online personals websites or mobile applications grew approximately 40% from 11% in 2013 to 15% in 2015.  Members of the millennial generation (individuals under 35 years old) tend to have the highest usage of online or mobile personals sites, however members of older age groups represent approximately 60% of total users.

Our Competitive Strengths

●

Affinity-Focused Communities. We believe singles are more likely to interact, find friends and form lasting relationships with like-minded individuals who share common values, beliefs, traditions and cultural upbringings. For this reason, the majority of our websites and mobile applications are targeted to specific religious, ethnic, geographic and special interest groups. We believe our targeted communities enjoy greater word-of-mouth recognition and consumer loyalty relative to non-targeted communities.  This community affinity also affords us the opportunity to work alongside leaders within these communities, and increase the strength of our brands through powerful endorsements.

●

Strength of the JDate and ChristianMingle Brands. We believe JDate and ChristianMingle, with their strong brand recognition, are valuable assets. The strength of these brands have been derived both through paid advertising but also by the numerous successes we have been responsible for in the form of marriages between our customers.  According to a 2015 Survata industry survey, both JDate and ChristianMingle were responsible for more marriages within their respective Jewish and Christian communities than any other online personals site.  We believe the size and strength of each of our key brands allows us to market to and serve each of the Jewish and Christian communities profitably.

●

Multiple Business Models.  With the acquisition of JSwipe and the launch of CrossPaths, we have broadened our product offerings to include “freemium”, mobile-only offerings that complement our subscription-driven JDate and ChristianMingle platforms.  The addition of these mobile-only applications to our portfolio has furthered our reach with millennial users; a highly active segment of the online personals industry.

●

Website & Mobile Platforms. We invested heavily to modernize and improve our JDate and ChristianMingle technology platforms in 2015. Through this modernization we are now able to more quickly and easily test and launch new product and marketing features.  Additionally, we have updated our user interfaces and site designs for the first time in many years.  Many of the features we offer, such as onsite emails, instant messaging and community specific matching techniques increase the probability of communication between our members, which we believe increases the number and percentage of members who become and remain paying subscribers. Additionally, we have developed a full suite of mobile applications that have allowed our customers to access our communities from any device.

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

Our Online Personals Services

Our core subscription online personals services offer single adults a convenient and secure setting for meeting other singles. Visitors to our websites or mobile applications are encouraged to become registered members and post profiles. Posting a profile is a process in which visitors are asked various questions about themselves, including information such as their tastes in food, hobbies and desired attributes of potential partners. Members may also post photos of themselves. Members can perform detailed searches of other profiles and save their preferences, and their profiles can be viewed by other members. In most cases, for a member to initiate email and instant message communication with others, that member must purchase a subscription. A subscription affords access to the paying subscribers’ on-site email, mobile chat, and instant messaging systems, enabling such subscribers to communicate with other members and paying subscribers. Our subscription fees are charged on a monthly basis, with discounts for longer-term subscription purchases.

For our “freemium” mobile applications (JSwipe and CrossPaths) users can install our applications for free and register via Facebook authentication.  These applications use “right swipes” to indicate interest in another user.  If there is mutual interest between two users, the application facilitates a forum for communication.  Currently, all of this activity takes place for free; however, we expect to launch monetization features in 2016.

Online Personals Websites & Applications. We believe we are a relatively unique company in the online personals industry because we operate websites and mobile applications targeted at specific religious, ethnic, geographic and special interest groups. We currently offer websites and mobile applications primarily in English, Hebrew and French. Some of our properties, organized by segment, are as follows:

Online Personals Property	Target Audience
Jewish Networks
JDate.com	Jewish singles
JSwipe	Jewish singles (millennials)
JDate.co.uk	Jewish singles
JDate.fr	Jewish singles (French speakers)
JDate.co.il	Jewish singles (Hebrew speakers)
Cupid.co.il	Jewish singles (Hebrew speakers)

Christian Networks
ChristianMingle.com	Christian singles
CrossPaths	Christian singles (millennials)
ChristianMingle.co.uk	Christian singles
ChristianMingle.com.au	Christian singles
Christiansingles.com	Christian singles
Other Networks
AdventistSinglesConnection.com	Adventist singles
BBWPersonalsPlus.com	Big beautiful women and admirers
BlackSingles.com	African-American singles
CatholicMingle.com	Catholic singles
DeafSinglesConnection.com	Deaf singles
LDSMingle.com	Mormon singles
LDSSingles.com	Mormon singles
MilitarySinglesConnection.com	Military singles
SilverSingles.com	Mature singles
Spark.com	Non-targeted
Offline and Other Businesses
HurryDate.com	Rapid dating and offline events (wound down in 2014)

Platform Features. We offer different ways for our members to communicate including:

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

●	Mobile Chat. Members can utilize our mobile applications to communicate with each other through in-app mobile messaging.
●

Instant Message.  Paying subscribers can use our instant messaging system to communicate with other subscribers in real-time. This allows subscribers to communicate directly with another subscriber online at the same time instantly.

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

Media Properties. We operate four different media properties primarily focused on serving the Christian community.  These properties are designed to strengthen the Christian community and extend our relationship with our ChristianMingle users.  Revenue generated from these properties today is driven by online advertising; however, we may develop other revenue streams on these or future complementary properties such as subscription services and merchandise sales.  Our current portfolio of media properties include:

Media Property	Primary Content
Believe.com	Christian lifestyle portal
Faith.com	Inspirational videos
DailyBibleVerse.com	Send a daily bible verse
ChristianCard.net	Christian eCard and wallpaper site

Business Strategy

We intend to grow revenue by driving additional traffic to our websites and mobile applications, increasing the number and percentage of our members who convert to paying subscribers, and expanding advertising sales on select properties.

Drive traffic. We believe there are opportunities to drive additional traffic to our websites through integrated and targeted marketing initiatives as well as grass-roots partnerships within the communities we serve.

●

Integrated and targeted marketing. We believe targeting potential members with consistent and compelling marketing messages, delivered through a broad mix of marketing channels, will be effective in driving more traffic and a higher percentage of relationship-oriented singles to our websites. We intend to use a variety of channels to build our brands and increase our base of subscribers including online and offline advertising, customer relationship management tools, public relations, promotional alliances and special events.

●

Grass-roots Partnerships. We have cultivated relationships with key organizations that share a focus and interest in the affinity markets where we have established communities.  These organizations include charity and service focused organizations as well as churches and synagogues.  We believe that these relationships serve to deepen our ties to our communities and are an area where we intend to focus more attention in the future.

Increase Conversion Rates. We believe a growth opportunity lies in our ability to convert more of our members into paying subscribers. We plan to achieve this increase in conversion by focusing on:

●

Improved member features. We believe enhanced member communications is a key component to growing our business. We continue to focus on improving and enhancing our platform features and functionality to encourage communication among members. We have also invested in our search and matching capabilities to further improve the user experience of our members.  As engagement with these features increases, members have an increased likelihood of finding a compatible partner.  We believe that by driving more user connections, we are able to raise customer satisfaction and, in turn, drive organic awareness of our websites and mobile applications.

●

Improved testing and optimization.  As part of our technical modernization in 2015 we deployed a number of tools that allow us to more efficiently optimize key product features and marketing initiatives.  We believe that continuous improvement is key to both providing the best possible experience for our members and maximizing the return on our marketing investments.

●

Leveraging strong customer service. Each time a member or a potential member is in touch with our customer service center by email or phone, he or she represents a potential new or returning paying subscriber. We continuously train our customer service personnel on identifying these opportunities and capturing these sales.

Improve member monetization. We believe there is an opportunity for additional revenue from both the sale of advertising on our websites and mobile applications and through providing complementary services to our members. We expect advertisers will continue to seek highly targeted environments such as ours to complement their brands and reach niche consumers. We intend to remain selective about our choices for advertising partners so as not to adversely affect the quality of our user experience.  We believe that our relationships with our members position us well to offer additional products and services beyond our core subscription offerings.

Sales and Marketing

We engage in a variety of marketing activities intended to drive consumer traffic to our websites and allow us the opportunity to introduce our products and services to prospective visitors, members and subscribers. Our marketing efforts are focused online and offline. Our online marketing approach employs a combination of banner and other display advertising. We also rely on search engine marketing and direct email campaigns to attract potential members and paying subscribers, and use a network of online affiliates, through which we acquire traffic.

We supplement our online marketing by employing a variety of offline marketing and business development activities. These include print, television, public relations, event sponsorship and promotional alliances. We believe a more consistent, targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our websites and, therefore, increase the number of visitors, members and paying subscribers.

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

Technology

Our internal product teams are focused on the development and maintenance of products in addition to building and managing our software and hardware infrastructure.  We intend to continue investing in the development of new products, such as mobile applications, and enhancing the functionality of our existing products and infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner. We operate Web and database servers co-located at third party data center facilities in Irvine, California and Bluffdale, Utah.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.

Spark Networks, Spark, JDate, ChristianMingle and BlackSingles.com are registered trademarks in the United States. Spark Networks, JDate and ChristianMingle are registered trademarks in the EU. JDate and ChristianMingle are registered trademarks in Australia. JDate is also a registered trademark in Israel and Canada. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. We hold two United States patents for our Click! technology, the first of which expires January 24, 2017, that pertain to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patents describe the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match Group, which operates the Match.com, OkCupid, Plenty of Fish, and Tinder properties, and eHarmony. In addition, we face competition from new entrants that have recently offered free and freemium mobile applications as well as social networking sites such as Facebook.

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

Employees

As of December 31, 2015, we had 129 full-time and 75 part-time employees. Virtually all of our part-time employees are dedicated to our customer service department.  We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

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

Between 2007 and 2010, in 2014, and in 2015 our revenue declined and it may decline again in the future. It is possible our operating margins will deteriorate if revenue growth does not exceed planned increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, development, technical operations and general and administrative expenses.

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

We have historically generated significant operating losses. As of December 31, 2015, we had an accumulated deficit of approximately $59.0 million. We incurred net loss of approximately $(1.4), ($1.1) and ($12.4) million for the years ended December 31, 2015, 2014 and 2013, respectively. If our revenue does not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenue begins to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

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

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of websites. We cannot assure you that our monthly average paying subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2015, average paying subscribers decreased 22.2% and revenue also decreased 21.9% compared to 2014. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

Our subscriber acquisition costs vary depending upon prevailing market conditions and may increase significantly in the future.

Costs for us to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, many of which are beyond our control. Historically, we have used online and offline advertising as the primary means of marketing our services. During 2015, our cost of revenue substantially decreased, primarily as a result of lower direct marketing expenses related to our Christian Networks.

Despite a slow economy, costs of online and/or offline advertising may continue to increase. If we are not able to reduce our other operating costs, increase our paying subscriber base or increase revenue per paying subscriber to offset these increases, our profitability will be adversely affected.

In addition, our costs to acquire subscribers may increase if we raise prices on our websites or attempt to further monetize our mobile applications, as potential customers may be slower or more reluctant to purchase higher-priced services.

We secured a $10.0 million revolving credit facility, which could restrict our ability to use our operating cash flow for the growth of our business.

In January 2016, we entered into an initial credit agreement with Bridge Bank. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future revenue. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

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

Our revolving credit facility has certain covenants that could restrict how we operate our business.

The terms of our revolving credit facility contain various provisions that limit our ability to, among other things:

●	incur or guarantee additional debt;
●	incur capital expenditures;
●	receive dividends or distributions from our subsidiaries;
●	make investments and other restricted payments;
●	make dividend payments or redeem equity securities;
●	grant liens;
●	acquire other entities;
●	transfer or sell assets;
●	engage in different lines of business; and

●	consolidate, merge or transfer all or substantially all of our assets.

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

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match Group, which operates the Match.com, OkCupid, Plenty of Fish, and Tinder properties, and eHarmony. In addition, we face competition from multiple mobile-based apps and social networking sites such as Facebook. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our websites and reduce our market share.

In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establishing cooperative and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and Internet Service Providers, or ISPs, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause us difficulty in attracting and retaining members and converting members into paying subscribers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other online properties.

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

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features may be introduced by one competitor, and if they are perceived as attractive to users, they are often copied later by others. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2015 and 2014 we introduced a number of new features, and we anticipate the introduction of additional features in 2016 and beyond. We may not be able to effectively integrate new technologies into our websites on a timely basis or at all, which may degrade the responsiveness and speed of our websites. Such technologies, even if integrated, may not function as expected.

Our business depends on establishing and maintaining strong brands and if we are not able to maintain and enhance our brands, we may be unable to expand or maintain our member and paying subscriber bases.

We believe that establishing and maintaining our brands is critical to our efforts to attract and expand our member and paying subscriber bases. We believe that the importance of brand recognition will continue to increase, given the growing number of Internet sites and the low barriers to entry for companies offering online personals services. To attract and retain members and paying subscribers, and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among these groups. If visitors, members and paying subscribers to our websites and our affiliate and distribution associates do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diluted, thereby decreasing the attractiveness of our websites to such parties. As a result, our results of operations may be adversely affected by decreased brand recognition.

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

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, to our ability to attract visitors and members to our websites, to convert them into paying subscribers and to retain paying subscribers. An unexpected and/or substantial increase in the use of our websites could strain the capacity of our systems, which could lead to a slower response time or system failures. Although we have not recently experienced any significant delays, any future slowdowns or system failures could adversely affect the speed and responsiveness of our websites and would diminish the experience for our visitors, members and paying subscribers. We face risks related to our ability to scale up to potential increased customer levels while maintaining superior performance. If the usage of our websites substantially increases, we may need to purchase additional servers and networking equipment and services to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our websites could reduce traffic on our websites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands as well as reduce revenue and negatively impact our operating results.

We are also in the process of integrating our hardware systems and software applications between the JDate.com and ChristianMingle.com segments.  There can be no assurance that such integration will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Further, any delay in the timing could decrease and/or delay our expense savings expected in respect of such integration, and any such disruption could have a material adverse effect on our results of operations and financial condition.

Furthermore, we rely on many different hardware systems and software applications, some of which have been developed internally. If these hardware systems or software applications fail, it would adversely affect our ability to provide our services. If we are unable to protect our data from loss or electronic or magnetic corruption, or if we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business and reputation. We have experienced occasional systems interruptions in the past as a result of unexpected increases in usage, and we cannot assure you that we will not incur similar or more serious interruptions in the future. From time to time, our company and our websites may be subject to delays and interruptions due to software viruses, or variants thereof, such as internet worms.

In addition, we do not have a “high availability” disaster recovery system, which means in the event of any catastrophic failure involving our websites, we may be unable to serve our Web traffic for a significant period of time. Our websites primarily operate from only a single site located in either Southern California or Utah. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our websites and services or a decrease in responsiveness of our services would result in reduced visitor traffic, reduced revenue and would adversely affect our reputation and brands.

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

We regard substantial elements of our websites and the underlying technology as proprietary, and attempt to protect them by relying on trademark, service mark, copyright, patent and trade secret laws and restrictions on disclosure and transferring title and other methods. We also generally enter into confidentiality agreements with our employees and consultants, and generally seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar or superior technology independently. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult. Any such misappropriation or development of similar or superior technology by third parties could adversely impact our profitability and our future financial results.

We believe that our websites, services, trademarks, patent and other proprietary technologies do not infringe upon the rights of third parties. However, there can be no assurance that our business activities do not and will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We are aware that other parties utilize the “Spark” name, or other marks that incorporate it, and those parties may have rights to such marks that are superior to ours. From time to time, we have been, and expect to continue to be, subject to claims in the ordinary course of business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us. Although such claims have not resulted in any significant litigation or had a material adverse effect on our business to date, any such claims and resultant litigation might subject us to temporary injunctive restrictions on the use of our products, services or brand names and could result in significant liability for damages for intellectual property infringement, require us to enter into royalty agreements, or restrict us from using infringing software, services, trademarks, patents or technologies in the future. Even if not meritorious, such litigation could be time-consuming and expensive and could result in the diversion of management’s time and attention away from our day-to-day business.

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

We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our websites and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We also offer messaging services on our websites and send emails directly and through third parties, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or personal information or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and, therefore, may be inadequate to protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occurs, our revenue could be materially adversely affected or we could incur significant additional expense, and the market price of our securities may decline.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our common stock. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenue or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect our quarterly results include:

●	the demand for, and acceptance of, our online personals services and enhancements to these services;
●	the timing and amount of our subscription revenue;
●	the introduction, development, timing, competitive pricing and market acceptance of our websites and services and those of our competitors;
●	the magnitude and timing of marketing initiatives and capital expenditures relating to expansion of our operations;
●	the cost and timing of online and offline advertising and other marketing efforts;
●

the maintenance and development of relationships with portals, search engines, ISPs and other Web properties and other entities capable of attracting potential members and paying subscribers to our websites;

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

One of our strategies is to expand our presence in international markets. Although we currently have offices in Israel and websites that directly serve the French, Israeli and United Kingdom markets, we have only limited experience with operations outside the United States. Our primary international operations are in Israel, which carries additional risk for our business as a result of intermittent hostilities there. Expansion into international markets requires management time and capital resources. In addition, we face the following additional risks associated with our expansion outside the United States:

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

The nature of online personals services is such that we cannot control the actions of our members and paying subscribers in their communication or physical actions. There is a possibility that one or more of our members or paying subscribers could be physically or emotionally harmed following interaction with another one of our members or paying subscribers. We warn our members and paying subscribers that we do not conduct background checks on other members and paying subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between members or paying subscribers arranged following contact initiated via our websites. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on one of our websites or a website of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online personals industry in general. Any such incident involving one of our websites or mobile applications could damage our reputation and our brands. This, in turn, could adversely affect our revenue and could cause the value of our common stock to decline. In addition, the affected members or paying subscribers could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation.

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

We rely on third-party platforms such as the Apple App Store and the Google Play Store to distribute our mobile applications and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms were unavailable for a prolonged period of time, our business will suffer.

With the launch of our portfolio of mobile applications, we have recognized an increasing amount of revenue from distribution of our subscriptions on the Apple App Store and the Google Play Store, where we rely on the payments processing systems of these platform providers.  We are subject to their standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their platforms. In addition, if we violate, or if a platform provider believes that we have violated, its terms and conditions, the particular platform provider may discontinue or limit our access to that platform, which would harm our business. Our business would be harmed if they discontinue or limit our access to their platforms, if their platforms decline in popularity, if they modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees, or change how the personal information of subscribers is made available to developers or develop their own competitive offerings.

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

Five of our stockholders own approximately 50% of our stock and could exercise significant influence over the Company.

As of December 31, 2015, Spruce House Capital LLC, North Run Advisors, LLC, 402 Capital, Osmium Partners, and entities controlled by Lloyd I. Miller, III (“Mr. Miller”) and their respective affiliates beneficially owned approximately, in the aggregate, 50% of the outstanding common stock. While such stockholders are unaffiliated and do not constitute a “group” as defined in the U.S. Securities Exchange Act of 1934, as amended, these stockholders individually possess influence over our company, and the managing members of Osmium Partners and 402 Capital each serve on our board of directors along with a designee from Mr. Miller. Concentrated ownership may influence matters requiring stockholder approval, including the election of directors.

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

We maintain physical operations in Israel and our Hebrew language sites, JDate.co.il and Cupid.co.il, represent approximately 5% of our Jewish Networks revenue. As a result, the conflicts between Israel and Hamas could impact our employees, operations and our members’ and potential members’ interest in our services, and may have a material impact upon our subscriber and revenue bases as conflict occurs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property that is materially important to our business. Our headquarters is currently located in Los Angeles, California, where we occupy approximately 16,000 square feet of office space, housing our technology department and most of our corporate and administrative personnel. Our current lease for this space expires on October 31, 2018 with monthly basic rent ranging from approximately $43,000 to $51,000 with six months of rent abatement, as well as scheduled rent increases and rent credits. We also lease office space in Utah and Israel and datacenter space in California and Utah. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

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

California Unruh Act Litigation – Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”). The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation. The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc. The Wright Complaint alleges that Spark Networks’ commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation. The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. We believe the parties are now close to a final signed settlement pursuant to which the Company would make individual settlement payments for statutory damages and service awards, as well as legal fees. The final settlement would need to be approved by the court.  The parties are in process of preparing exhibits and the necessary motions to obtain court approval. The Company has recorded an accrual for the probable cost related to resolving this matter of $468,000 as of December 31, 2015.

Jane LV Doe v. Spark Networks, Inc., Sean Patrick Banks, and DOES 1 through 100

On November 20, 2014, Plaintiff filed an unverified complaint against the Company and Sean Patrick Banks in the Los Angeles County Superior Court for the State of California alleging several causes of action pertaining to being stalked and harassed by defendant Sean Patrick Banks from December 2012 to February 2013.  Plaintiff alleges that prior to when she actively joined the site, the Company had information that Defendant could have been a sexual predator and that the Company had a duty to investigate defendant Sean Patrick Banks and warn Plaintiff.  As permitted under California procedure in response to an unverified complaint, Spark filed an answer in the form of a general denial on January 16, 2015.  Pursuant to a confidential settlement agreement entered into between the parties, plaintiff filed a request for dismissal with prejudice on April 2, 2015.

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

The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016, the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. As such, an accrual for the probable cost related to resolving this matter of $52,000 has been recorded as of December 31, 2015.

Spark Networks USA, LLC v. Smooch Labs Inc.

Spark Networks USA, LLC (“Spark Networks”) filed a complaint against Smooch Labs on November 12, 2014 in the United States District Court for the Southern District of New York. The complaint pertains to Smooch Labs’ infringement of Spark Networks’ U.S. Patent No. 5,950,200 (“the ‘200 patent”) and Spark Networks’ J-Family of trademarks through the development, use, and license of Smooch Labs’ mobile application “JSwipe”, as well as other violations of Spark Networks’ rights under Federal law and New York State law. On February 13, 2015, Smooch Labs filed its Amended Answer, Affirmative Defense and Counterclaims. Spark Networks filed its Answer to Smooch Labs’ Counterclaims on March 2, 2015. After conducting discovery for several months, and meeting with a neutral mediator, the parties mutually agreed to drop their respective cases. On October 14, 2015, Spark Networks announced the acquisition of Smooch Labs as a subsidiary, where the Smooch Lab founders will play an active role in managing the JSwipe product and expanding Spark Networks’ mobile dating capabilities. On October 16, 2015, the District Court entered the parties’ joint Stipulation of Dismissal of all claims and counterclaims, without attorneys’ fees or costs to either party.

Scottsdale Insurance Co. v. Spark Networks, Inc., et al.

On January 13, 2016, Scottsdale Insurance Company (“Scottsdale”) filed a complaint for declaratory relief and reimbursement/unjust enrichment against Spark Networks, Inc. in the United States District Court for the Central District of California. In its complaint, Scottsdale alleges that, after the Company was sued in the Werner Complaint, the Company tendered its defense and indemnity to Scottsdale pursuant to the terms of the business and management indemnity insurance policy that Scottsdale had issued to the Company on November 1, 2012. The complaint alleges that, after receiving the demand, Scottsdale accepted the defense of the Company in the Werner Complaint under a reservation of rights, including Scottsdale’s right to seek reimbursement of any amounts paid to defend against non-covered claims. Having made some payments for the Company’s defense costs, and with the Werner Complaint near settlement, Scottsdale contends in its complaint that it did not have a duty to defend the Company in the Werner Complaint, because there allegedly was no potential for coverage of the claims in the Werner Complaint. Scottsdale seeks a determination that it did not have a duty to defend the Company in the Werner Complaint. It also seeks reimbursement of the amounts it paid for the Company’s defense in the Werner Complaint. The Company is in process of filing its answer and counterclaims against Scottsdale, in which it will seek damages for Scottsdale’s breach of policy and breach of the implied covenant of good faith and fair dealing.

We intend to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of December 31, 2015 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

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

Year ended December 31, 2014	High	Low
First Quarter	$6.45	$4.66
Second Quarter	$5.89	$4.37
Third Quarter	$6.20	$4.63
Fourth Quarter	$4.69	$3.41

Year ended December 31, 2015	High	Low
First Quarter	$4.04	$3.31
Second Quarter	$4.07	$2.85
Third Quarter	$3.26	$2.83
Fourth Quarter	$4.00	$3.00

Holders

As of March 4, 2016 there were 68 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

On October 14, 2015, the Company and its subsidiary, LOV USA LLC, entered into an agreement and plan of merger (the “Agreement”) with Smooch Labs and certain other parties related to Smooch Labs, including the founders of Smooch Labs. The merger closed on October 14, 2015 and, pursuant to the Agreement, the Company acquired all outstanding shares of Smooch Labs, and Smooch Labs has become an indirect wholly owned subsidiary of the Company for total consideration comprising $7 million paid at closing and an earnout payment, to the extent earned, of up to a maximum of an additional $10 million (such consideration, including the earnout, to the extent earned, the “Aggregate Purchase Price”). Pursuant to the terms of the Agreement, $1 million of the Aggregate Purchase Price paid at closing was paid with shares of the Company’s common stock. Additionally, two-thirds of the remaining Aggregate Purchase Price, if any, shall be similarly paid with shares of the Company’s common stock.

The issuance of the shares of common stock at closing was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and Rule 506(b) thereunder. The Agreement prohibits the recipients of the shares from transferring or disposing of any interest in any such shares for one year from issuance of the shares and prohibits any transfer or disposition of any shares received in connection with the earnout for a period of 180 days from the issuance of such shares, except, in each case, a transfer or disposition pursuant to a change in control.

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

During the twelve months ended December 31, 2014 and 2015, the Company made the following stock repurchases:

Period	Total number of shares purchased	Weighted average price paid per share	Dollar amount of shares repurchased	Maximum dollar amount of shares that may yet be purchased under the Plans or Programs
Year Ended December 31, 2014
January 1 – January 31	43,167	$5.87	$253,000	$4,747,000
February 1 – February 28	135,180	$5.81	$785,000	$3,962,000
March 1 – March 31	92,770	$4.88	$453,000	$3,509,000
Total	271,117	$5.50	$1,491,000	$3,509,000

Year Ended December 31, 2015
April 1 – April 30	—	—	—	—
May 1 – May 31	191,584	$3.00	$575,000	$2,934,000
June 1 – June 30	96,700	$3.21	$310,000	$2,624,000
Total	288,284	$3.07	$885,000	$2,624,000

ITEM 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31
	(dollars in thousands except per share amounts)
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data
Revenue	$48,135	$61,645	$69,409	$61,743	$48,493
Net income (loss)	(1,437)	(1,127)	(12,380)	(14,989)	(1,611)
Net income (loss) per share—basic and diluted	$(0.06)	$(0.05)	$(0.54)	$0.72	$0.08
Cash dividends declared per share	-	-	-	-	-

	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Total Assets	$33,076	$31,005	$35,254	$28,364	$37,936
Long-term debt, including maturities	-	-	-	-	-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

The common stock of Spark Networks, Inc. is traded on the NYSE MKT under the ticker symbol LOV.  We are a leader in creating iconic, niche-focused brands and communities that help individuals form life-long relationships with others that share their interests and values.  Our core properties, JDate and ChristianMingle, are communities geared towards singles of the Jewish and Christian faiths.  Through our websites and mobile applications, we help members search for and communicate with other like-minded individuals. Membership to the Company’s online and web services, which includes the posting of a personal profile and photos, and access to its database of profiles, is free. The Company charges a fee (typically, one, three or six month subscription fees) to members, allowing them to initiate communication with other members and subscribers using the Company’s onsite communication tools, including anonymous email, instant messenger, chat rooms and message boards. For most of the Company’s services, two-way communications through the Company’s email platform can only take place between paying members.

For the year ended December 31, 2015, we had 203,557 average paying subscribers, representing a decrease of 22.2% from the year ended December 31, 2014. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

For the year ended December 31, 2015, we had 200,023 period ending subscribers, representing a decrease of 7.2% from the year ended December 31, 2014. Period ending subscribers are defined as the paying subscriber count as of the last day of the period.

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

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. We incur substantial advertising expenses in order to generate traffic to our websites. These advertising costs consist of television and online advertising, including affiliate and co-brand arrangements, and are directly attributable to the revenue we receive from our subscribers. We have entered into numerous affiliate arrangements, under which our affiliates advertise or promote our website, and earn a fee whenever visitors click through the affiliate’s advertisement to one of our websites and register or subscribe, on our website. Some of our affiliates may also be affiliates for our competitors. Under our co-branded arrangements, our co-brand partners may operate their own separate websites where visitors can register and subscribe to our websites. Affiliate deals, co-brand deals and online advertising arrangements may fall in the categories of CPS, CPA, CPC, or CPM, as discussed below.

Our advertising expenses are recognized based on the terms of each individual contract. The majority of our advertising expenses are based on five pricing models:

●	Cost per subscription (CPS) where we pay an online advertising provider a fee based upon the number of new paying subscribers it generates;
●	Cost per acquisition (CPA) where we pay an online advertising provider a fee based on the number of new member registrations it generates;
●	Cost per click (CPC) where we pay an online advertising provider a fee based on the number of clicks to our websites it generates;
●	Cost per thousand for banner advertising (CPM) where we pay an online advertising provider a fee based on the number of times it displays our advertisements; and
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

Website and Software Development Costs

We capitalize costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Website and software development costs are expensed as incurred or capitalized into property and equipment. Costs incurred in the planning and post-implementation stages of an internal use software project are expensed as incurred while direct costs associated with the development phase are capitalized and amortized on a straight-line basis over the estimated useful lives.  Costs associated with minor enhancements and maintenance for a website are included in expenses in the accompanying consolidated statements of operations.

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

In 2015, the Company performed its annual impairment analysis utilizing the qualitative assessment option. We assessed qualitative factors to determine whether it was necessary to perform the two-step test (quantitative assessment). The analysis concluded that it is more-likely-than-not that the fair values of the Jewish Networks, Christian Networks, and Other Networks are higher than their carrying values.

As of December 31, 2015, Jewish Networks, Christian Networks, and Other Networks carried goodwill balances of $12.6 million, $1.7 million, and $232,000 million, respectively.

In 2015, the Company impaired $197,000 of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. In 2014, the Company impaired $128,000 of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain mobile projects and web-based products no longer in use. In 2013, the Company impaired $265,000, representing the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards.

Accounting for Business Combinations

We acquire the stock or specific assets of companies that may be considered to be business acquisitions. Under the acquisition method of accounting, we allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to estimating the fair value and expected useful life assigned to each class of assets and liabilities acquired. Different classes of assets will have varying useful lives. For example, the useful life of a member database, which is typically three years, is not the same as the useful life of a paying subscriber list, which is typically three months, or a domain name, which is indefinite. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period or no amortization for indefinite lived intangibles.

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

As of December 31, 2015, we had a valuation allowance against our deferred tax assets of approximately $13.7 million. We assess whether a valuation allowance should be recorded against the deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. Cumulative losses in recent years, which the Company defines as the most recent three year period, is considered significant negative evidence in evaluating the realizability of DTAs that is difficult to overcome. In light of the Company’s recent history of losses, we are not able to conclude that it is more likely than not that our DTAs will be realized and we recorded a valuation allowance against our net DTAs, with a corresponding benefit to our income tax provision, of approximately $662,000 during the year ended December 31, 2015.

At December 31, 2015, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $37.8 million and $50.1 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards may be limited based on changes in the ownership of the Company. The Company also has net operating loss carryovers for Israeli tax purposes of approximately $7.9 million which do not expire.  The Company has federal income tax credit carry-forwards for income tax purposes of approximately $894,000 million available to reduce future federal income tax.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2015, deferred tax assets do not include approximately $5.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $5.3 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write-off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital, with any remainder charged to provision for income taxes.

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

Stock-Based Compensation

We calculate the fair value of stock-based compensation using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. We used historical and empirical data to assess different forfeiture rates for three different groups of employees. We must reassess forfeiture rates when deemed necessary and we must calibrate actual forfeiture behavior to what has already been recorded.

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

Segment Reporting

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate operating segments which were principally determined based on similarity of economic characteristics; and include: (1) Jewish Networks, which consists of JDate, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and JSwipe; (2) Christian Networks, which now consists of ChristianMingle, CrossPaths, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market websites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	2015	2014	2013
Revenue	100%	100%	100%
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	50.0	55.7	80.6
Sales and marketing	8.6	8.3	8.1
Customer service	6.4	4.9	4.2
Technical operations	2.1	1.8	1.7
Development	8.4	5.6	4.5
General and administrative	21.6	21.6	15.1
Depreciation	4.6	3.3	2.9
Amortization of intangible assets	0.2	0.1	-
Impairment of long-lived assets	0.4	0.2	0.4
Total cost and expenses	102.3	101.5	117.5
Operating loss	(2.3)	(1.5)	(17.5)
Interest expense (income) and other, net	0.2	0.9	(0.3)
Loss before provision for income taxes	(2.5)	(2.4)	(17.1)
Income tax (benefit) provision	0.5	(0.6)	0.7
Net loss	(3.0)%	(1.8)%	(17.8)%

The following table describes certain selected information and Adjusted EBITDA (1) for the years ended December 31,

(in thousands)	2015	2014	2013
Net loss	$(1,437)	$(1,127)	$(12,380)
Interest expense	68	48	71
Income tax (benefit) provision	243	(375)	495
Depreciation	2,211	2,053	1,987
Impairment of long-lived assets	197	128	265
Amortization of intangible assets	108	40	20
Non-cash currency translation adjustments	15	518	(297)
Stock-based compensation	782	946	767
Non-recurring proxy, executive severance, and acquisition costs	644	3,308	-
Adjusted EBITDA(1)	$2,831	$5,539	$(9,072)

(1)

The Company reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles in the United States (“US GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from on-going operations and excludes the impact of: (i) non-cash items such as stock-based compensation, asset impairments, non-cash currency translation adjustments related to an inter-company loan and (ii) one-time items that have not occurred in the past two years and are not expected to recur in the next two years. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

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

Selected statistical information regarding average paying subscribers for our operating segments is shown in the table below:

	Years Ended December 31,
	2015	2014	2013
Average Paying Subscribers
Jewish Networks	65,721	77,290	84,149
Christian Networks	125,639	169,602	193,316
Other Networks	12,197	14,842	20,232
Total Average Paying Subscribers	203,557	261,734	297,697

 Average paying subscribers for the Jewish Networks segment decreased 15.0% to 65,721 for the year ended December 31, 2015 compared to 77,290 in 2014, reflecting decreased direct marketing investment within this segment. Average paying subscribers for the Jewish Networks segment decreased 8.2% to 77,290 for the year ended December 31, 2014 compared to 84,149 in 2013. The decrease can be primarily attributed to certain affiliate-driven email deliverability issues we experienced in the first quarter of 2014, an increase in failed renewal transactions as a result of credit and debit card turnover associated with a security breach at a major US-based retailer and increased competition in our international operations. During the first quarter of 2014, some of our email affiliates conducted their business in violation of our terms and conditions and in a manner considered unacceptable by certain email internet service providers.  As a result, for a significant portion of the first quarter of 2014, certain internet service providers either prevented emails sent by us from reaching our members or placed our emails into our members’ email spam boxes.  The reduction of email communication from our Company to our members negatively affected our ability to convert non-paying members into paying subscribers.  Although we resolved this issue in early March 2014, our first quarter average paying subscriber numbers were depressed, setting the stage for lower numbers throughout the year.

Average paying subscribers for the Christian Networks segment decreased 25.9% to 125,640 for the year ended December 31, 2015 compared to 169,602 in 2014, reflecting reduced marketing investment within this segment. Average paying subscribers for the Christian Networks segment decreased 12.3% to 169,602 for the year ended December 31, 2014 compared to 193,316 in 2013, also reflecting reduced direct marketing investment within this segment.

Average paying subscribers for the Other Networks segment decreased 17.8% to 12,197 for the year ended December 31, 2015 compared to 14,842 in 2014.  Average paying subscribers for the Other Networks segment decreased 26.6% to 14,842 for the year ended December 31, 2014 compared to 20,232 in 2013. This decrease can be primarily attributed to a reduction in marketing spend in prior and current periods.

We expect the cost of customer acquisition for the Jewish Networks to remain below the acquisition cost for our other segments due to the brand recognition of JDate. Our Christian Networks and Other Networks segments operate in a much more competitive environment, and therefore we generally must spend more on marketing to attract new subscribers.

Key Metric – Period Ending Subscribers

We regularly review period ending subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Period ending subscribers for each period represent the paying subscriber count as of the last day of the period.

Selected statistical information regarding period ending subscribers for our operating segments is shown in the table below:

	Years Ended December 31,
	2015	2014	2013
Period Ending Subscribers
Jewish Networks	65,004	71,251	82,438
Christian Networks	123,800	131,479	191,536
Other Networks	11,219	12,787	16,782
Total Period Ending Subscribers	200,023	215,517	290,756

Period ending subscribers for the Jewish Networks segment decreased 8.8% to 65,004 for the year ended December 31, 2015 compared to 71,251 in 2014, reflecting decreased direct marketing investment within this segment. Period ending subscribers for the Jewish Networks segment decreased 13.6% to 71,251 for the year ended December 31, 2014 compared to 82,438 in 2013, primarily attributable to certain affiliate-driven email deliverability issues we experienced in the first quarter of 2014, an increase in failed renewal transactions as a result of credit and debit card turnover associated with a security breach at a major US-based retailer and increased competition in our international operations.

Period ending subscribers for the Christian Networks segment decreased 5.8% to 123,800 for the year ended December 31, 2015 compared to 131,479 in 2014. Period ending subscribers for the Christian Networks segment decreased 31.4% to 131,479 for the year ended December 31, 2014 compared to 191,536 in 2013. The decrease in both periods can be primarily attributed to the reduction and reallocation of direct marketing investment within this segment during the periods presented.

Period ending subscribers for the Other Networks segment decreased 12.3% to 11,219 for the year ended December 31, 2015 compared to 12,787 in 2014. Period ending subscribers for the Other Networks segment decreased 23.8% to 12,787 for the year ended

December 31, 2014 compared to 16,782 in 2013. The decrease in both periods can be primarily attributed to a reduction in marketing spend during the periods presented.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 4.2% and 5.8% of our revenue for the years ended December 31, 2015 and 2014, respectively, were generated through advertising revenue and offline social and travel events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue for the year ended December 31, 2015 decreased 21.9% to $48.1 million from $61.6 million in 2014. The revenue decrease can be primarily attributed to a decrease in Jewish Networks and Christian Networks revenue.

Revenue for the Jewish Networks segment decreased 18.5% to $18.9 million for the year ended December 31, 2015, compared to $23.2 million in 2014. The lower Jewish Networks revenue reflects a 15.0% decrease in average paying subscribers due to the reasons cited above. Revenue for our Christian Networks segment decreased 24.1% to $27.2 million for the year ended December 31, 2015, compared to $35.9 million in 2014. The lower Christian Networks revenue reflects a 25.9% decrease in average paying subscribers, driven by a 37.4% decrease in direct marketing investment.  Revenue for the Other Networks segment decreased 22.3% to $2.0 million for the year ended December 31, 2015, compared to $2.2 million in 2014. The decrease in Other Networks revenue is driven by a 17.8% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses decreased 21.3% to $49.2 million for the year ended December 31, 2015, compared to $62.6 million in 2014. The decrease is primarily attributable to a $10.2 million decrease in cost of revenue, and a $2.8 million decrease in general and administrative expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 29.9% to $24.1 million for the year ended December 31, 2015, compared to $34.3 million in 2014. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses.  Direct marketing expenses for the Christian Networks segment decreased 37.4% to $16.6 million for the year ended December 31, 2015, compared to $26.8 million in 2014. The lower direct marketing expense reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 19.3% to $4.1 million for the year ended December 31, 2015, compared to $5.1 million in 2014. The decrease can be primarily attributed to a reduction in salaries expense due to changes in headcount, public relations expense and consulting fees.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect fraudulent activity and eliminate suspected fraudulent activity, as well as address site usage and dating questions from our members. Customer service expenses increased 0.9% to $3.1 million for the year ended December 31, 2015, compared to $3.0 million in 2014. The expense increase is primarily attributed to higher personnel costs, reflecting increased support of our core websites in the fourth quarter of 2015 following their redesigns.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 9.4% to $1.0 million for the year ended December 31, 2015, compared to $1.1 million in 2014. The decrease is primarily due to lower salaries expense due to changes in headcount in 2015 as compared to the same period in 2014.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 17.2% to $4.0 million for the year ended December 31, 2015, compared to $3.4 million in 2014. The increase can be attributed to higher compensation expense, associated with the expansion of our mobile development team.

General and administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 22.0% to $10.4 million for the year ended December 31, 2015, compared to $13.3 million in 2014.  The decrease can be primarily attributed to fees and expenses related to our proxy contest and lower salaries expense, partially offset by an increase in legal expenses related to protecting the Company’s intellectual property, and an increase in bad debt expense related to the non-payment status of an advertiser.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased by 7.7% to $2.2 million for the year ended December 31, 2015, compared to $2.1 million in 2014. The increase is primarily attributable to higher capitalized website and software development costs in the fourth quarter of 2015.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased 170.0% to $108,000 for the year ended December 31, 2015, compared to $40,000 in 2014. The increase reflects amortization expense attributable to intangible assets acquired as part of the Smooch Labs acquisition in the fourth quarter of 2015.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets increased 53.9% to $197,000 for the year ended December 31, 2015 compared to $128,000 in 2014.  The expenses reflect the fully unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest expense (income) and other, net. Interest expense (income) and other, net consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest expense and other, net reflected $96,000 of expense for the year ended December 31, 2015, compared to $564,000 of expense in 2014. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax (benefit) provision. Income tax (benefit) provision for the year ended December 31, 2015 was $243,000 compared to $(375,000) for the year ended December 31, 2014. The 2015 provision for income tax consists of $107,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $58,000 of foreign and state current taxes payable and $77,000 related to interest accrued on unrecognized tax benefits. We did not recognize a tax benefit for losses incurred for the year ended December 31, 2015, as we recorded valuation allowances against our deferred tax assets.

Income tax (benefit) provision for the year ended December 31, 2014 was $(375,000). We did not recognize a tax benefit for losses incurred in 2014, as we recorded a valuation allowance against our deferred tax assets.  The 2014 income tax provision consists of $103,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $(562,000) of federal, state, and foreign current tax benefit and $84,000 related to interest accrued on unrecognized tax benefits.  The $(562,000) of current tax benefit includes a $(609,000) reduction to the reserve for unrecognized tax benefits.

Net loss and net loss per share. Net loss was $(1.4) million, or $(0.06) per share, for the year ended December 31, 2015, compared to a net loss of $(1.1) million, or $(0.05) per share in 2014. The increase in net loss and net loss per share was primarily due to lower contribution generated in 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Substantially all of our revenue is derived from subscription fees. Approximately 5.8% and 4.5% of our revenue for the years ended December 31, 2014 and 2013, respectively, were generated through advertising revenue and offline social and travel events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

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

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased by 3.3% to $2.1 million for the year ended December 31, 2014, compared to $2.0 million in 2013. The increase is primarily attributable to higher capitalized website and software development costs.

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

Interest expense (income) and other, net. Interest expense (income) and other, net consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest expense (income) and other, net reflected $564,000 of expense for the year ended December 31, 2014, compared to $229,000 of income in 2013. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax (benefit) provision. Income tax (benefit) provision for the year ended December 31, 2014 was $(375,000) compared to $495,000 for the year ended December 31, 2013.  We did not recognize a tax benefit for losses incurred in 2014, as we recorded a valuation allowance against our deferred tax assets.  The 2014 income tax provision consists of $103,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $(562,000) of federal, state, and foreign current tax benefit and $84,000 related to interest accrued on unrecognized tax benefits.  The $(562,000) of current tax benefit includes a $(609,000) reduction to the reserve for unrecognized tax benefits.  The 2013 income tax provision consists of $344,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $62,000 of foreign and state current tax and $89,000 related to interest accrued on unrecognized tax benefits.

Net loss and net loss per share. Net loss was $(1.1) million, or $(0.05) per share, for the year ended December 31, 2014, compared to a net loss of $(12.4) million, or $(0.54) per share in 2013. The reduction in net loss and net loss per share was primarily due to higher contribution generated in 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $6.6 million. We have historically financed our operations with internally generated funds.

Net cash provided by operating activities was $1.6 million for the year ended December 31, 2015 compared to net cash used in operations of $1.3 million for the same period in 2014. The decrease in Christian Networks direct marketing accounted for the majority of the change in operating cash flow.

Net cash used in investing activities was $9.6 million for 2015 compared to $2.5 million for the same period in 2014. The $6.0 million of cash consideration paid as part of the acquisition of Smooch Labs during the fourth quarter 2015 accounted for the majority of the increase.

Net cash provided by financing activities was $2.9 for the year ended December 31, 2015 compared to $829,000 for 2014. Cash provided by financing activities in 2015 was primarily related to proceeds received from the exercise of stock options of $3.8 million, offset by $885,000 of cash used to repurchase shares under our stock repurchase program.  Cash provided by financing activities in 2014 was primarily related to proceeds received from the exercise of stock options of $2.3 million, offset by $1.5 million of cash used to repurchase shares under our stock repurchase program.

During 2015, we had a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”). On December 23, 2015, we paid in full and terminated the Credit Agreement. As such, as of December 31, 2015, there was no outstanding amount under the Credit Agreement. In connection with the original Credit Agreement and the first nine amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $168,000, respectively. Costs associated with both the original Credit Agreement and the first nine amendments thereto were included in prepaid expenses and other assets. The deferred financing costs were amortized to interest expense (income) and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2015 and 2014 were $26,000 and $12,000, respectively. At December 31, 2015 all deferred financing costs are fully amortized. The unamortized balance of deferred financing costs was $13,000 as of December 31, 2014.

In January 2016, we secured a $10.0 million revolving credit facility with Western Alliance Bank, which matures on January 22, 2018.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our new revolving credit facility, or raise additional debt or issue additional equity in the private or public markets.

The following table describes our contractual commitments and obligations as of December 31, 2015 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
Operating leases	$841	$1,348	-	-	$2,189
Other commitments and contingencies	613	266	-	-	879
Total contractual obligations	$1,454	$1,614	-	-	$3,068

We had non-cancelable contractual obligations consisting of operating leases, and other non-cancelable commitments and obligations consisting of legal settlements, contracts with software licensing, communications and marketing service providers. Other commitments and obligations totaled $613,000 for less than one year and $266,000 for between one and three years. Contracts with other service providers are for terms less than one year. For contingences related to our tax positions, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption as of the original effective date of December 15, 2016 (including interim reporting periods within those periods) is permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Management is currently evaluating when to adopt the new standard, the impacts of adoption, and the implementation approach to be used.

In May 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management is currently assessing the impact the guidance will have upon adoption.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet.  The guidance in ASU No. 2015-17 is effective for the annual periods beginning after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.  The Company has elected to early adopt ASU No. 2015-17 for the year ended December 31, 2015 and has applied the new guidance prospectively. Accordingly, the prior balance sheets were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting for lease transactions by increasing transparency and comparability among organizations. The guidance in ASU No. 2016-02 requires a lessee to recognize the following at the commencement date for all leases with lease terms of more than 12 months: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

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

As of December 31, 2015, we held cash funds of approximately $190,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign currency exchange gains and losses are not material to the Company's earnings in 2015, 2014 and 2013. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the internal control over financial reporting of Spark Networks, Inc. (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 10, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California

March 10, 2016

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

2.1

Agreement and Plan of Merger dated October 14, 2015 by and among Spark Networks, Inc., LOV USA LLC, Merger Sub 1 Inc., and Darren Bassman, Bryan Welfel and Chad Wood, as Equityholders’ Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2015).

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

10.6***

Executive Employment Agreement dated December 28, 2015 between Spark Networks, Inc. and Michael S. Egan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015).

10.7***

Employment Agreement dated December 28, 2015 between Spark Networks, Inc. and Robert W. O’Hare (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015).

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

10.19***

Employment Agreement between Spark Networks, Inc. and John R Volturo, dated December 28, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2015).

10.20***

Separation Agreement and Release, dated April 9, 2015, between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015).

10.21

Ninth Amendment to Credit Agreement dated September 8, 2015 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2015).

10.22

Nomination and Standstill Agreement dated as of November 1, 2015, by and between Spark Networks, Inc., Lloyd I.

Miller, III, Lloyd I. Miller Trust A-4, AMIL of Ohio, LLC, Catherine C. Miller Irrevocable Trust, dtd 3/26/1991, MILFAM LLC, MILFAM I L.P., MILFAM II L.P., Susan Miller Trust for Children dtd 9/28/2006, Lloyd A. Crider Trust, dtd 7/16/1990 and Susan F. Miller (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015).

10.23***

Separation Agreement and Release, dated November 13, 2015, between Sparks Networks, Inc. and Gregory Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2015).

10.24***

Employment Agreement between Spark Networks, Inc. and Shailen S. Mistry, dated December 4, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2015).

10.25

Loan and Security Agreement dated as of January 22, 2016 among Spark Networks, Inc., as borrower, certain of Spark Networks, Inc.’s direct and indirect subsidiaries named therein as co-borrowers, and Western Alliance Bank, as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2016).

10.26

Form of Intellectual Property Security Agreement entered into pursuant to Loan and Security Agreement dated as of January 22, 2016 among Spark Networks, Inc., as borrower, certain of Spark Networks, Inc.’s direct and indirect subsidiaries named therein as co-borrowers, and Western Alliance Bank, as lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2016).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 10, 2016.

SPARK NETWORKS, INC.
/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Michael S. Egan		March 10, 2016
Michael S. Egan	Chief Executive Officer (Principal Executive Officer)
/s/ Robert W. O’Hare		March 10, 2016
Robert W. O’Hare	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael J. McConnell		March 10, 2016
Michael J. McConnell	Director
/s/ John H. Lewis		March 10, 2016
John H. Lewis	Director
/s/ Ian V. Jacobs		March 10, 2016
Ian V. Jacobs	Director
/s/ Walter L. Turek		March 10, 2016
Walter L. Turek	Director
/s/ Jonathan R. Mather		March 10, 2016
Jonathan R. Mather	Director
/s/ Lee K. Barba		March 10, 2016
Lee K. Barba	Director

/s/ Michael Brodsky		March 10, 2016
Michael Brodsky	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spark Networks, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Spark Networks, Inc.’s operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 13, 2014

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,565	$11,696
Restricted cash	747	1,056
Accounts receivable (net of allowance for doubtful accounts of $99 and $0 at December 31, 2015 and 2014, respectively)	790	1,308
Deferred tax asset - current	-	11
Prepaid expenses and other	1,341	1,516
Total current assets	9,443	15,587
Property and equipment, net	5,584	4,072
Goodwill	14,450	8,575
Intangible assets, net	3,451	2,469
Deferred tax asset - non-current	-	68
Deposits and other assets	148	234
Total assets	$33,076	$31,005
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,749	1,300
Accrued liabilities	3,854	3,948
Deferred revenue	5,834	7,092
Deferred tax liability - current	-	496
Total current liabilities	11,437	12,836
Deferred tax liability - non-current	2,136	1,607
Other liabilities	537	807
Total liabilities	14,110	15,250
Commitments and Contingencies (Note 11)
Stockholders' equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	-	-
100,000,000 shares of Common Stock, $0.001 par value, with 25,845,879 and 24,556,182 shares of Common Stock issued and outstanding at December 31, 2015 and 2014, respectively:	27	25
Additional paid-in-capital	77,188	72,522
Accumulated other comprehensive income	739	759
Accumulated deficit	(58,988)	(57,551)
Total stockholders' equity	18,966	15,755
Total liabilities and stockholders' equity	$33,076	$31,005

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$48,135	$61,645	$69,409
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	24,075	34,321	55,958
Sales and marketing	4,137	5,127	5,601
Customer service	3,065	3,038	2,902
Technical operations	1,024	1,130	1,167
Development	4,037	3,446	3,129
General and administrative	10,379	13,300	10,494
Depreciation	2,211	2,053	1,987
Amortization of intangible assets	108	40	20
Impairment of long-lived assets	197	128	265
Total cost and expenses	49,233	62,583	81,523
Operating loss	(1,098)	(938)	(12,114)
Interest expense (income) and other, net	96	564	(229)
Loss before provision for income taxes	(1,194)	(1,502)	(11,885)
Income tax (benefit) provision	243	(375)	495
Net loss	(1,437)	(1,127)	(12,380)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(20)	(17)	64
Comprehensive loss	$(1,457)	$(1,144)	$(12,316)

Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.54)
Weighted average shares outstanding - basic and diluted	25,170	24,064	22,795

	Years Ended December 31,
Stock-based compensation	2015	2014	2013
Cost of revenue	$-	$3	$-
Sales and marketing	47	110	145
Technical operations	-	-	4
Development	12	-	10
General and administrative	723	833	608

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
BALANCE, December 31, 2012	20,945	$21	$54,857	$712	$(44,044)	$11,546

Issuance of common stock upon exercise of stock options	916	1	2,872	-	-	2,873
Issuance of common stock in a public offering	2,141	2	12,251	-	-	12,253
Foreign currency translation adjustments, net of tax	-	-	-	64	-	64
Stock-based compensation	-	-	767	-	-	767
Net loss	-	-	-	-	(12,380)	(12,380)
BALANCE, December 31, 2013	24,002	24	70,747	776	(56,424)	15,123

Issuance of common stock upon exercise of stock options	737	1	2,321	-	-	2,322
Issuance of restricted stock	88	-	-	-	-	-
Purchase of common stock for retirement	(271)	-	(1,492)	-	-	(1,492)
Foreign currency translation adjustments, net of tax	-	-	-	(17)	-	(17)
Stock-based compensation	-	-	946	-	-	946
Net loss	-	-	-	-	(1,127)	(1,127)
BALANCE, December 31, 2014	24,556	25	72,522	759	(57,551)	15,755

Issuance of common stock upon exercise of stock options	1,236	1	3,770	-	-	3,771
Issuance of common stock upon acquisition of subsidiary	315	1	999	-	-	1,000
Issuance of restricted stock	27	-	-	-	-	-
Purchase of common stock for retirement	(288)	-	(885)	-	-	(885)
Foreign currency translation adjustments, net of tax	-	-	-	(20)	-	(20)
Stock-based compensation	-	-	782	-	-	782
Net loss	-	-	-	-	(1,437)	(1,437)
BALANCE, December 31, 2015	25,846	$27	$77,188	$739	$(58,988)	$18,966

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(1,437)	$(1,127)	$(12,380)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,319	2,093	2,007
Impairment of long-lived assets	197	128	265
Stock-based compensation	782	946	767
Non-current taxes payable and other	-	-	12
Foreign exchange loss (gain) on intercompany loan	15	518	(297)
Provision for deferred income taxes	112	103	454
Provision for doubtful accounts	99	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	434	261	(59)
Restricted cash	309	240	(64)
Prepaid expenses and other assets	241	227	(258)
Accounts payable and accrued liabilities	57	(2,073)	782
Deferred revenue	(1,258)	(1,738)	702
Other liabilities	(270)	(897)	255
Net cash provided by (used in) operating activities	1,600	(1,319)	(7,814)
Cash flows from investing activities:
Sales of property and equipment	-	-	-
Purchases of property and equipment	(3,617)	(2,294)	(2,689)
Purchases of intangible assets	-	(244)	(358)
Acquisitions of businesses	(6,000)	-	-
Net cash used in investing activities	(9,617)	(2,538)	(3,047)
Cash flows from financing activities:
Proceeds from issuance of stock in a public offering	-	-	12,253
Proceeds from issuance of stock from exercise of stock options	3,771	2,322	2,873
Purchase of common stock for retirement	(885)	(1,492)	-
Net cash provided by financing activities	2,886	830	15,126
Net (decrease) increase in cash	(5,131)	(3,027)	4,265
Cash and cash equivalents at beginning of year	11,696	14,723	10,458
Cash and cash equivalents at end of year	$6,565	$11,696	$14,723
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$95	$36	$61
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$298	$-	$-
Acquisitions of businesses with common stock	$1,000	$-	$-

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Spark Networks, Inc. (the “Company” or “we”) creates communities that help individuals form life-long relationships with others that share their interests and values.  The Company’s core properties, JDate and ChristianMingle, are communities geared towards singles of the Jewish and Christian faiths.  Through the Company’s websites and mobile applications, The Company helps members search for and communicate with other like-minded individuals.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangible and other long-lived assets, legal contingencies, income taxes and stock-based compensation. In addition, management uses assumptions when utilizing the Black-Scholes option valuation model to calculate the fair value of granted stock-based awards. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

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

The intercompany loan between the Company and its Israel subsidiary is classified as a loan as management expects settlement upon maturity in 2025. The loan is eliminated upon consolidation. The foreign exchange gains and losses related to this loan are recorded as part of net loss and excluded from accumulated other comprehensive loss. For the years ended December 31, 2015, 2014, and 2013, the Company recorded a foreign exchange loss of $15,000, $518,000, and gain of $297,000, respectively, related to the intercompany loan.

Revenue Recognition and Deferred Revenue

Substantially all of the Company’s revenue is derived from subscription fees. Revenue is presented net of credits and credit card chargebacks. The Company recognizes revenue in accordance with US GAAP. Revenue recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed or determinable, and collection is reasonably assured. Subscribers pay in advance, primarily by using a credit card, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight line method over the term of the subscription.

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

Business Combinations

We acquire the stock or specific assets of companies that may be considered to be business acquisitions. Under the acquisition method of accounting, we allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to estimating the fair value and expected useful life assigned to each class of assets and liabilities acquired. Different classes of assets will have varying useful lives. For example, the useful life of a member database, which is typically three years, is not the same as the useful life of a paying subscriber list, which is typically three months, or a domain name, which is indefinite. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period or no amortization for indefinite lived intangibles.

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

As of December 31, 2015, we held cash funds in Israel of approximately $190,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies.

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2015 and 2014, the Company had $0.7 million and $1.1 million in restricted cash, respectively.

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for subscription fees, less amounts withheld and presented as restricted cash, pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company reviews its accounts receivable from advertisers on a monthly basis to determine if an allowance is necessary. Allowance for doubtful accounts was $99,000 as of December 31, 2015.  An allowance was not necessary as of December 31, 2014.

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

Website and Software Development Costs

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

The Company expenses costs related to the planning and post implementation phases of website development efforts. Direct costs incurred in the development phase are capitalized. Costs associated with minor enhancements and maintenance for a website are included in development expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Capitalized website and internal software development costs are recorded under property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2015	2014	2013
Beginning Balance	$3,131	$2,651	2,431
Capitalized	$3,704	$1,997	$1,849
Amortization	$(1,646)	$(1,389)	$(1,364)
Impaired	$(197)	$(128)	$(265)
Unamortized Balance	$4,992	$3,131	$2,651

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions, specifically allocated to reporting units. Intangible assets resulting from the acquisitions of entities are recorded using the acquisition method of accounting and estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised mainly of domain names and acquired technologies. Domain names were determined to have indefinite useful lives, thus, they are not amortized. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives of 3 years.  In addition to the recoverability assessment, management routinely reviews the remaining estimated useful lives of its amortizable intangible assets. If the Company reduces its estimate of the useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life. Management determines its reporting units and operating segments through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance.

Management reviews the potential of goodwill impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Management has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If management determines that it is more likely than not that the fair value of its reporting units is less than their respective carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the estimated fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its estimated fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to the estimated fair value.  Fair value is determined based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. The valuation of goodwill and indefinite lived intangible assets incorporates significant Level 3 unobservable inputs and requires estimates, including the amount and timing of future cash flows. As of December 31, 2015, no impairment of goodwill or intangible assets had been identified. As of December 31, 2015 and 2014, the Company had unamortized goodwill of approximately $14.5 million and $8.6 million, respectively.

Impairment of Long-lived Assets

Management assesses the impairment of assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or the Company’s common stock, a significant decline in actual and projected revenue, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces, as well as other factors.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its estimated fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, and quoted market prices or appraised values, depending on the nature of the assets. Fair value measurements utilized for assets under non-recurring measurements were measured with Level 3 unobservable inputs.

In 2015, the Company impaired approximately $197,000 of long-lived assets primarily related to the full unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. In 2014, the Company impaired capitalized software development costs of approximately $128,000 primarily related to the full unamortized balance of capitalized software development costs associated with certain mobile projects and web-based products no longer in use. In 2013, the Company impaired capitalized software development costs of approximately $265,000 primarily related to the full unamortized balance of capitalized software development costs related to certain web-based products that failed to perform to Company standards.

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

The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The Company has filed tax returns with positions that may be challenged by Federal and State tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, management regularly assesses its tax position for such matters and, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. To the extent reserves are recorded, they will be utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. Management believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity. The Company recognizes the tax effects from an uncertain tax position in our consolidated financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Direct marketing costs are expensed in the period incurred and primarily represent online marketing, including payments to search engines and affiliates, and offline marketing, including radio, billboard, television and print advertising. For the years ended December 31, 2015, 2014 and 2013, the Company incurred direct marketing costs amounting to approximately $19.7 million, $30.5 million and $52.1 million, respectively.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to salaries for sales and marketing personnel.

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

Development

The Company’s development expenses relate primarily to salaries and wages for personnel involved in the development, enhancement and maintenance of its websites and services.

General and Administrative

The Company’s general and administrative expenses relate primarily to corporate personnel-related costs, professional fees, occupancy and other overhead costs.

Stock-based Compensation

We calculate the fair value of stock options using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. We used historical and empirical data to assess different forfeiture rates for three different groups of employees. We must reassess forfeiture rates when deemed necessary and we must calibrate actual forfeiture behavior to what has already been recorded. The Company recognizes stock-based compensation on a graded or straight-line basis depending on the terms of the award.

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

The Company used historical and empirical data to assess different forfeiture rates for three different groups of employees. The Company must reassess forfeiture rates when deemed necessary and it must calibrate actual forfeiture behavior to what has already been recorded. For 2015, 2014 and 2013, there were three groups of employees whose behavior was significantly different from each other. Therefore, the Company estimated different forfeiture rates for each group.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of dilutive securities would be anti-dilutive.

	Years Ended December 31
(in thousands except per share amounts)	2015	2014	2013
Net Loss Per Common Share — Basic and Diluted
Net loss applicable to common stock	$(1,437)	$(1,127)	$(12,380)
Weighted average shares outstanding – basic and diluted	25,170	24,064	22,795
Net Loss Per Share – Basic and Diluted	$(0.06)	$(0.05)	$(0.54)

Options to purchase 1.8 million, 2.1 million and 3.0 million shares for fiscal years 2015, 2014 and 2013, respectively, were not included in the computation of diluted net loss per share because the options were anti-dilutive.

Recent Accounting Developments

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption as of the original effective date of December 15, 2016 (including interim reporting periods within those periods) is permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Management is currently evaluating when to adopt the new standard, the impacts of adoption, and the implementation approach to be used.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet.  The guidance in ASU No. 2015-17 is effective for the annual periods beginning after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.  The Company has elected to early adopt ASU No. 2015-17 for the year ended December 31, 2015 and has applied the new guidance prospectively. Accordingly, the prior balance sheets were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting for lease transactions by increasing transparency and comparability among organizations. The guidance in ASU No. 2016-02 requires a lessee to recognize the following at the commencement date for all leases with lease terms of more than 12 months: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

Note 2. Income Taxes

The loss before provision for income taxes by jurisdiction is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S	$969	$820	$(11,597)
Foreign	(2,163)	(2,322)	(288)
	$(1,194)	$(1,502)	$(11,885)

The income tax (benefit) provision is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$1	$(395)	$2
State	92	(129)	100
Foreign	37	46	49
	130	(478)	151
Deferred
Federal	1,353	846	(3,803)
State	(17)	131	(552)
Foreign	(561)	(615)	(25)
	775	362	(4,380)
Change in valuation allowance	(662)	(259)	4,724
	$243	$(375)	$495

The following is a reconciliation of effective income tax rate by years:

	Years Ended December 31,
	2015	2014	2013
Benefit on loss at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax (benefit) provision, net of federal (benefit) provision	6.9	0.7	(0.8)
Nondeductible stock compensation	71.6	11.8	(0.3)
Nondeductible transaction costs	11.5	-	-
Tax reserves	4.3	(0.6)	0.5
Change in state effective tax rate	(5.8)	(0.1)	0.8
Foreign tax rate differential	17.0	14.5	0.3
Valuation allowance	(55.5)	(17.3)	39.7
Other	4.3	-	(2.0)
Total provision for income taxes	20.3%	(25.0)%	4.20%

With respect to the income of its foreign subsidiary, the Company takes the position that the earnings of the foreign subsidiary are permanently invested in that jurisdiction. As of the December 31, 2015, there are no earnings in our foreign subsidiary to repatriate.

The components of the deferred income tax asset (liability) at December 31 are as follows (in thousands):

Deferred income tax assets	2015	2014
Net operating loss carry-forward	$12,092	$10,414
Depreciation and amortization	-	1,109
Compensation accruals	515	1,165
R&D credits	894	893
Other	726	864
Total before valuation allowance	14,227	14,445
Less: Valuation allowance	(13,742)	(13,939)
Net deferred income tax assets	485	506

Deferred income tax liabilities
Foreign intangible assets	(1,602)	(1,596)
U.S. indefinite lived intangible	(539)	(427)
Depreciation and amortization	(11)	-
Other	(469)	(507)
Total deferred income tax liabilities	(2,621)	(2,530)
Net deferred income taxes	$(2,136)	$(2,024)

As of December 31, 2015, the Company has a valuation allowance against its deferred tax assets of approximately $13.7 million. Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. In accordance with ASC 740, cumulative losses in recent years, which the Company defines as the most recent three year period, is considered significant negative evidence in evaluating the realizability of DTAs, that is difficult to overcome. In light of the Company’s recent history of losses, it is not able to conclude that it is more likely than not that its DTAs will be realized and it recorded a valuation allowance against its net DTAs, with a corresponding benefit to the income tax provision, of approximately $662,000 as of December 31, 2015.

At December 31, 2015, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $37.8 million and $50.1 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards may be limited based on changes in the ownership of the Company.

At December 31, 2015, the Company also has net operating loss carryovers for Israeli tax purposes of approximately $7.9 million which do not expire.

At December 31, 2015, the Company has federal income tax credit carry-forwards for income tax purposes of approximately $894,000 available to reduce future federal income tax which do not expire.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2015, deferred tax assets do not include approximately $5.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $5.3 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write-off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital, with any remainder charged to provision for income taxes. During 2015, no amounts related to excess tax benefits were realized.

The following table summarizes the activity related to the Company’s unrecognized tax positions as of December 31 (in thousands):

	2015	2014
Balance at beginning of year	$1,225	$1,225
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Balance at end of year	$1,225	$1,225

Included in the unrecognized tax benefits of $1.2 million at December 31, 2015 was $1.0 million of tax, which if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.

As of December 31, 2015 and 2014, the Company had recorded a $370,000 and $293,000 accrual for interest and penalties on unrecognized tax benefits, respectively. Interest expense (income) other, net of $77,000, $(13,000) and $89,000 were recognized in the years ended December 31, 2015, 2014 and 2013, respectively. It is reasonably possible that the unrecognized tax benefits decreases by approximately $594,000 over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2012; state and local income tax examinations before 2011; and foreign income tax examinations before 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

Note 3. Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2015	2014
Computer equipment	$2,605	$2,476
Computer software	11,566	8,733
Furniture, fixtures and equipment	522	518
Leasehold improvements	497	491
	15,190	12,218
Less: Accumulated depreciation	(9,606)	(8,146)
Total	$5,584	$4,072

Depreciation expense for the years ended December 31, 2015 and 2014, was $2.2 million and $2.1 million, respectively.

Note 4. Business Combinations

Smooch Labs, Inc.

On October 14, 2015, the Company completed the acquisition of all the outstanding shares of Smooch Labs, an unrelated third party and owner of the mobile application, JSwipe. The Company believes that this acquisition will help expand the Company’s Jewish-focused online personals platforms with an additional mobile application. Pursuant to the merger agreement, we issued 315,108 shares of common stock valued at $1.0 million based on the volume weighted average sale price of one share of the Company’s common stock, as reported on the New York Stock Exchange and paid $6.0 million in cash. Smooch Labs has become a wholly owned subsidiary of the Company.

The purchase agreement also included contingent earnout consideration up to an additional $10.0 million to be paid with a combination of one-third cash and two-thirds stock based upon Smooch Lab’s performance against certain agreed-upon operating objectives for the years ending December 31, 2016 and 2017. Management has completed an evaluation of the probability of the performance milestones being achieved within the related earnout periods, and determined that the performance milestones would not likely be achieved. As such, management has not recorded any contingent consideration as of the acquisition date or December 31, 2015. Management would classify a contingent consideration liability within Level 3 of the fair value hierarchy, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

As part of the acquisition, the Company entered into employment agreements with four key employees. As part of these agreements, in the event that Smooch Labs achieves certain operating objectives for the years ending December 31, 2016 and 2017, and subject to the approval of the Company’s Board of Directors, the Company may award up to $200,000 in additional compensation in the form of restricted stock units under the terms of the 2007 Omnibus Incentive Plan.

The Company used its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired at the acquisition date. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired. The following table summarizes the allocation of the total purchase consideration to the net assets assumed, including the related estimated useful lives, where applicable:

		Preliminary estimated useful life
Accounts receivable	$15
Finite-lived intangible assets:
Developed technology	480	4 years
Monthly active users	370	4 years
Covenant not to compete	240	4 years
Goodwill	5,895
Total purchase price	$7,000

Goodwill resulting from the allocation of purchase consideration is primarily attributable to expected synergies from future growth, potential monetization opportunities, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. All goodwill resulting from the allocation of purchase consideration is recorded within the Jewish Networks operating segment.

The Company recognized approximately $404,000 of acquisition related costs during the year ended December 31, 2015, which are recorded within general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The operations of Smooch Labs were fully integrated into the operations of the Company upon acquisition, and the Company’s consolidated financial statements for the year ended December 31, 2015 include Smooch Labs’ results of operations from the acquisition date through December 31, 2015. Operating loss attributable to Smooch Labs during this period and included in the Company’s consolidated financial statements for the year ended December 31, 2015 was $301,000, and includes $68,000 of intangible asset amortization. Smooch Labs revenues were insignificant to the Company’s consolidated statements of operations for this period.

As part of the acquisition, the Company recorded deferred tax liabilities of $394,000 related to acquired intangible assets and $862,000 of deferred tax assets, of which $862,000 relate to net operating loss carry forwards.  Given the uncertainty of generating taxable income at both the Company and Smooch Labs, a full valuation allowance was recognized against deferred tax assets.

Unaudited Pro Forma Information

The following unaudited pro forma information combines our historical results of operations with Smooch Labs’ historical results of operations and have been prepared as if the acquisition had occurred on January 1, 2014, the beginning of the comparable prior annual reporting period. The historical financial information of the Company and Smooch Labs has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results include amortization for the acquired intangible assets, and the elimination of acquisition related costs recorded by the Company and by Smooch Labs.

The unaudited pro forma information does not reflect any integration activities or cost savings from operating efficiencies, synergies, asset dispositions, or other restructurings that could result from the acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the consolidated company (in thousands).

	Years Ended December 31,
	2015	2014
Revenues	$48,150	$61,645
Net loss	$(2,181)	$(2,208)

Note 5. Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2015 and 2014 is related to the purchase of Pointmatch in January 2004, MingleMatch, Inc. in May 2005, LDSSingles in May 2006, and Smooch Labs in October 2015. The following table shows the activity and balances related to goodwill from January 1, 2014 to December 31, 2015 (in thousands):

	Gross Goodwill	Accumulated Impairments	Net Goodwill
Balance at January 1, 2014	$23,039	$(13,734)	$9,305
Foreign currency translation adjustments	(730)	-	(730)
Balance at December 31, 2014	22,309	(13,734)	8,575
Foreign currency translation adjustments	(20)	-	(20)
Additions from the acquisition of Smooch Labs, Inc.	5,895	-	5,895
Balance at December 31, 2015	$28,184	$(13,734)	$14,450

The following table shows the balances of goodwill by reporting segment (in thousands):

	December 31,
	2015	2014
Jewish Networks	$12,525	$6,650
Christian Networks	1,693	1,693
Other Networks	232	232
Total	$14,450	$8,575

In 2014, management performed its annual impairment analysis utilizing a quantitative assessment. The fair value of the reporting units was estimated based on the market approach and income approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. Management used a discount rate which reflects the risks and uncertainty related to each reporting unit. The market approach uses the guideline public companies method, where value is estimated by comparing the Company to similar companies with publicly traded ownership interests. The analysis concluded that the estimated reporting units’ fair values exceeded their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted.

In 2015, management performed its annual impairment analysis utilizing the qualitative assessment option. Qualitative factors were assessed to determine whether it was necessary to perform the two-step test (quantitative assessment). The analysis concluded that it is more-likely-than-not that the fair values of the Jewish Networks, Christian Networks and Other Networks exceeded their carrying values. At the conclusion of the analysis, it was determined that impairment was not warranted for either year.

Intangible Assets

Finite-lived intangible assets consist of purchased technologies, non-compete agreements, and monthly active users which are amortized over their expected periods of benefits (ranging from three to five years). Indefinite-lived intangible assets, consist of purchased domain names and are not amortized. Intangible assets consist of the following (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Purchased technologies	$1,680	$(1,230)	$450	$1,200	$(1,200)	$-
Non-compete	360	(115)	245	120	(60)	60
Monthly active users	370	(23)	347	-	-	-
Definite lived intangible assets	2,410	(1,368)	1,042	1,320	(1,260)	60
Domain names	2,409	-	2,409	2,409	-	2,409
Total	$4,819	$(1,368)	$3,451	$3,729	$(1,260)	$2,469

The following table shows the balances of intangible assets by reporting segment (in thousands):

	December 31,
	2015	2014
Jewish Networks	$1,082	$60
Christian Networks	1,616	1,616
Other Networks	718	718
Offline and Other Networks	35	75
Total	$3,451	$2,469

Amortization expense for finite-lived intangible assets for the years ended December 31, 2015 and 2014 was $108,000 and $40,000, respectively.  In 2015 and 2014, no impairment charge was necessary.

At December 31, 2015, estimated amortization expense of finite-lived intangible assets for the four succeeding years is as follows (in thousands):

Year ending December 31,
2016	$293
2017	273
2018	273
2019	203
$1,042

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2015	2014
Advertising	$359	$727
Legal	590	270
Compensation	926	1,024
Taxes payable	960	1,013
Other	1,019	914
Total	$3,854	$3,948

Note 7. Revolving Credit Facility

As of December 31, 2014, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC, had a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “Credit Agreement”).

On December 23, 2015, the Company paid in full and terminated the Credit Agreement.  In connection with the termination of the Credit Agreement, the Company paid $10,000 in fees.

In connection with the original Credit Agreement and the first nine amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $168,000, respectively. The deferred financing costs were amortized to interest expense (income) other, net and in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the Credit Agreement and were accelerated upon termination of the Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2015 and 2014 was $26,000 and $12,000, respectively. At December 31, 2015 all deferred financing costs are fully amortized.  The unamortized balance of deferred financing costs was 13,000 as of December 31, 2014.

Note 8. Stockholders’ Equity

Common Stock Repurchase Plan

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. During the years ended December 31, 2015 and 2014, the Company repurchased 288,284 and 271,117 shares of common stock for an aggregate price of $885,000 and $1.5 million, respectively.

Employee Stock Option Plan

On July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the Spark Networks, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) authorizing and reserving 2.5 million shares. In connection with the Company’s Scheme of Arrangement, the 2004 Share Option Plan was frozen; however, all outstanding shares previously granted thereunder continue in full force and effect.

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

Information relating to outstanding stock options is as follows (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	2,952	$4.19
Granted	490	4.97
Exercised	(759)	3.16
Expired	(5)	3.91
Forfeited	(532)	6.04
Outstanding at December 31, 2014	2,146	$4.30
Granted	1,958	8.25
Exercised	(1,308)	3.06
Expired	(332)	6.70
Forfeited	(543)	8.14
Outstanding at December 31, 2015	1,921	7.67

As of December 31, 2015, total unrecognized compensation cost related to non-vested stock options was $413,000. This cost is expected to be recognized over a weighted-average period of 3 years. The following table describes option activity for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Granted, weighted average fair value per share	$0.25	$1.82	2.28
Exercised, weighted average intrinsic value per share	$0.56	$1.73	4.55
Aggregate intrinsic value of options outstanding and exercisable	$16	$726	6,093

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2015	2014	2013
Expected life in years	4.45 - 4.75	4.56 - 4.75	4.56 - 4.75
Dividend per share	—	—	—
Volatility	40.0%	40.0 - 41.0%	35.0 - 43.0%
Risk-free interest rate	0.86 - 1.51%	1.58 - 1.83%	1.0%

Option Range Summary

As of December 31, 2015

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$7.40 - $10.00	1,298	4.00	$8.98	23	3.96	$7.64
$5.04 - $5.64	510	4.77	$5.28	68	5.51	$5.33
$2.18 - $3.49	113	7.22	$3.41	25	3.87	$3.22
	1,921	4.39	$7.67	116	4.84	$5.33

Options granted prior to 2006 were priced in foreign currency. Weighted average price per share calculations are impacted by foreign currency exchange fluctuations.

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

During the year ended December 31, 2015, the Company entered into agreements with several executive officers and employees whereby the Company granted 1,908,000 trigger price options to the participants at an aggregate fair value of $434,000. These options vested immediately but the Company’s per share stock price must close at or above the applicable trigger prices detailed in the table below for twenty (not necessarily consecutive) business days after the grant date and prior to December 31, 2017 in order for the options to be exercisable.

The following table details the trigger price options granted during the year ended December 31, 2015:

	Options Granted	Trigger Price	Exercise price
Tranche 1	318,000	$6.00	$5.25
Tranche 2	636,000	$10.00	$7.50
Tranche 3	954,000	$13.50	$10.00

Compensation expense is recognized over the requisite service period of two years.   For the year ended December 31, 2015, compensation expense was $170,000.  We have determined the fair value of the options as of the grant dates using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The input variables include stock price volatility and risk-free interest rate to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

As of December 31, 2015, there was $223,000 of unrecognized compensation cost related to trigger price options which will be fully recognized by June 30, 2017.

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed with respect to the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.

During 2014, the Company awarded 125,000 performance-based restricted shares to an executive officer that vest over a period of two years. In order for these performance awards to vest, certain objectives and conditions must be met.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest. During 2015, the Company awarded an additional 25,000 performance-based restricted shares to an executive officer.

Compensation expense is recognized over the requisite service period of two years and will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes.  For year ended December 31, 2015, compensation expense was $203,000. Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals. Accordingly, use of different assumptions or estimates could result in different compensation expense.

As of December 31, 2015, there was $40,000 of unrecognized compensation cost related to unvested restricted stock awards which will be fully recognized by December 31, 2016.

The following table summarizes the Company’s performance-based restricted stock activities for the year ended December 31, 2015 (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Prior year awards	95	$5.17

Awards granted in 2015
Granted, at maximum	25	3.80
Vested	(85)	4.68
Performance forfeited	-	-
Service forfeited	-	-
Total non-vested at December 31, 2015	35	$5.41

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During year ended December 31, 2015, the Company entered into agreements with several executive officers and employees whereby the Company may grant up to 240,000 RSUs based upon the achievement of certain performance-based goals at the discretion of our Compensation Committee.  In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted EBITDA, additional restricted stock may be earned up to a maximum amount.  Upon achievement of the performance condition, the non-vested performance awards will vest on December 31, 2016.

Compensation expense is recognized over the requisite service period of two years and will be adjusted in subsequent reporting periods if the estimated level of achievement of the performance goals changes.  For the year ended December 31, 2015, compensation expense for RSUs was $261,000, which is based on management’s estimated level of achievement of the performance goals.  Achievement of this estimated level of performance would result in the grant of 76,000 restricted stock units. Considerable judgment is required in assessing the estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

As of December 31, 2015, there was $654,000 of unrecognized compensation cost related to RSUs which will be fully recognized by December 31, 2016.

	Number of Shares	Weighted Average Price per Share
Prior year awards	-	-

Awards granted in 2015
Granted, at maximum	240	$3.85
Vested	-	-
Performance forfeited	-	-
Service forfeited	-	-
Total non-vested at December 31, 2015	240	$3.85

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

Note 9. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2015, 2014 and 2013 were approximately $317,000, $394,000 and $378,000, respectively.

Note 10. Segment Information

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments. The Company’s four operating segments are: (1) Jewish Networks, which consists of JDate, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and JSwipe; (2) Christian Networks, which now consists of ChristianMingle, CrossPaths, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market websites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities.

	Years Ended December 31,
(in thousands)	2015	2014	2013
Revenue
Jewish Networks	$18,938	$23,245	$25,789
Christian Networks	27,234	35,875	40,245
Other Networks	1,869	2,217	2,972
Offline and Other Businesses	94	308	403
Total Revenue	$48,135	$61,645	$69,409

Direct Marketing Expenses
Jewish Networks	$2,611	$3,120	$3,340
Christian Networks	16,563	26,795	48,016
Other Networks	518	480	595
Offline and Other Businesses	-	76	123
Total Direct Marketing Expenses	19,692	30,471	52,074
Unallocated Operating Expenses	29,541	32,112	29,449
Operating Loss	$(1,098)	$(938)	$(12,114)

Due to the Company’s integrated business structure, cost and expenses, other than direct marketing expenses, are not allocated to the individual reporting segments. As such, the Company does not measure operating profit or loss by segment for internal reporting purposes. Assets are not allocated to the different business segments for internal reporting purposes.

The Company operates several international websites; however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenue represents sales generated outside the U.S. where the Company has its principal operations. Revenue and identifiable long-lived assets (excluding deferred tax assets, goodwill and intangibles) by geographical area are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue
United States	$45,629	$58,296	$65,354
Israel	2,506	3,349	4,055
Total Revenue	$48,135	$61,645	$69,409

	Years Ended December 31,
	2015	2014
Long-Lived Assets
United States	$5,655	$4,153
Israel	77	153
Total Long-Lived Assets	$5,732	$4,306

Note 11. Commitments and Contingencies

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows (in thousands):

Year Ending December 31,
2016	$841
2017	786
2018	562
Total	$2,189

On July 29, 2015, the Company entered into an office lease for its Israel location, which expires on September 30, 2018. The Company relocated to the new office space during the third quarter of 2015.

Rental expense under non-cancelable operating leases with scheduled rent increases or free rent is accounted for on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense over the lease term.

The Company recognized rent expense under operating leases of $0.6 million, $0.9 million and $0.8 million for the years ended December 31, 2015, 2015 and 2013, respectively.

Other Commitments and Obligations

The Company has other non-cancelable commitments and obligations consisting of legal settlements, contracts with software licensing, communications and marketing service providers. These commitments are payable as follows:

Year Ending December 31,
2016	$613
2017	145
2018	121
Total	$879

Contingent consideration related to the acquisition of Smooch Labs has been excluded from the above commitments, as management determined that the performance milestones would not likely be achieved and payment of the contingent earnout is remote as of December 31, 2015.

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

California Unruh Act Litigation – Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”). The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation. The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc. The Wright Complaint alleges that Spark Networks’ commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation. The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. The Company believes that the parties are now close to a final signed settlement that provides that the Company would make individual settlement payments for statutory damages and service awards, as well as legal fees. The final settlement would need to be approved by the court.  The parties are in process of preparing exhibits and the necessary motions to obtain court approval. The Company has recorded an accrual for the probable cost related to resolving this matter of $468,000 as of December 31, 2015.

Jane LV Doe v. Spark Networks, Inc., Sean Patrick Banks, and DOES 1 through 100

On November 20, 2014, Plaintiff filed an unverified complaint against the Company and Sean Patrick Banks in the Los Angeles County Superior Court for the State of California alleging several causes of action pertaining to being stalked and harassed by defendant Sean Patrick Banks from December 2012 to February 2013.  Plaintiff alleges that prior to when she actively joined the site, the Company had information that Defendant could have been a sexual predator and that the Company had a duty to investigate defendant Sean Patrick Banks and warn Plaintiff.  As permitted under California procedure in response to an unverified complaint, Spark filed an answer in the form of a general denial on January 16, 2015.  Pursuant to a confidential settlement agreement entered into between the parties, plaintiff filed a request for dismissal with prejudice on April 2, 2015.

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

The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion.  On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016, the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. As such, an accrual for the probable cost related to resolving this matter of $52,000 has been recorded as of December 31, 2015.

Spark Networks USA, LLC v. Smooch Labs Inc.

Spark Networks USA, LLC (“Spark Networks”) filed a complaint against Smooch Labs on November 12, 2014 in the United States District Court for the Southern District of New York. The complaint pertains to Smooch Labs’ infringement of Spark Networks’ U.S. Patent No. 5,950,200 (“the ’200 patent”) and Spark Networks’ J-Family of trademarks through the development, use, and license of Smooch Labs’ mobile application “Jswipe”, as well as other violations of Spark Networks’ rights under Federal law and New York State law. On February 13, 2015, Smooch Labs filed its Amended Answer, Affirmative Defense and Counterclaims. Spark Networks filed its Answer to Smooch Labs' Counterclaims on March 2, 2015. After conducting discovery for several months, and meeting with a neutral mediator, the parties mutually agreed to drop their respective cases.  On October 14, 2015, Spark Networks announced the acquisition of Smooch Labs as a subsidiary, where the Smooch Lab founders will play an active role in managing the JSwipe product and expanding Spark Networks’ mobile dating capabilities.  On October 16, 2015, the District Court entered the parties’ joint Stipulation of Dismissal of all claims and counterclaims, without attorneys’ fees or costs to either party.

Scottsdale Insurance Co. v. Spark Networks, Inc., et al.

On January 13, 2016, Scottsdale Insurance Company (“Scottsdale”) filed a complaint for declaratory relief and reimbursement/unjust enrichment against Spark Networks, Inc. in the United States District Court for the Central District of California. In its complaint, Scottsdale alleges that, after the Company was sued in the Werner Complaint, the Company tendered its defense and indemnity to Scottsdale pursuant to the terms of the business and management indemnity insurance policy that Scottsdale had issued to the Company on November 1, 2012. The complaint alleges that, after receiving the demand, Scottsdale accepted the defense of the

Company in the Werner Complaint under a reservation of rights, including Scottsdale’s right to seek reimbursement of any amounts paid to defend against non-covered claims. Having made some payments for the Company’s defense costs, and with the Werner Complaint near settlement, Scottsdale contends in its complaint that it did not have a duty to defend the Company in the Werner Complaint, because there allegedly was no potential for coverage of the claims in the Werner Complaint. Scottsdale seeks a determination that it did not have a duty to defend the Company in the Werner Complaint. It also seeks reimbursement of the amounts it paid for the Company’s defense in the Werner Complaint. The Company is in process of filing its answer and counterclaims against Scottsdale, in which it will seek damages for Scottsdale’s breach of policy and breach of the implied covenant of good faith and fair dealing.

The Company intends to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of December 31, 2015 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company’s favor.

The Company has additional existing legal claims and may encounter future legal claims in the normal course of business. In the Company’s opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations.

Note 12. Related Party Transactions

There were no related party transactions during the twelve months ended December 31, 2015.

During the twelve months ended December 31, 2014, the Company reimbursed Osmium Partners, LLC and 402 Capital, LLC and paid certain of its vendors for costs incurred in connection with a proxy contest to take control over the Company’s Board of Directors in an amount totaling approximately $509,000.

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

	Three Months Ended
(in thousands, except per share amount)	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014

Consolidated Statement of Operations Data:

Revenue	$10,705	$11,682	$12,262	$13,486	$14,264	$15,008	$15,757	$16,616
Cost of revenue	5,017	5,593	6,368	7,097	6,087	7,004	8,866	12,364
Sales and marketing	1,242	1,144	996	755	828	1,368	1,369	1,562
Customer service	826	769	721	749	749	738	763	788
Technical operations	388	210	214	212	213	276	300	341
Development	1,059	1,053	1,008	917	801	886	900	859
General and administrative	2,675	2,933	2,533	2,238	1,828	4,446	4,069	2,957
Depreciation	604	562	532	513	495	518	523	517
Amortization	78	10	10	10	10	10	10	10
Impairment of goodwill and other assets	65	26	37	69	25	103	-	-
Total cost and expenses	11,954	12,300	12,419	12,560	11,036	15,349	16,800	19,398
Income (loss) from operations	(1,249)	(618)	(157)	926	3,228	(341)	(1,043)	(2,782)
Interest expense (income) and other, net	16	191	(229)	118	241	340	(48)	31
Income (loss) before provision (benefit) for income taxes	(1,265)	(809)	72	808	2,987	(681)	(995)	(2,813)
Provision (benefit) for income taxes	(23)	13	168	85	(882)	288	140	79
Net income (loss)	$(1,242)	$(822)	$(96)	$723	$3,869	$(969)	$(1,135)	$(2,892)
Basic and diluted net income (loss) per share	$(0.05)	$(0.03)	$(0.00)	$0.03	$0.16	$(0.04)	$(0.05)	$(0.12)
Shares used in computation of basic net income (loss) per share	25,675	25,188	25,100	24,654	24,425	24,035	23,851	23,922
Shares used in computation of diluted net income (loss) per share	25,675	25,188	25,100	24,942	24,822	24,035	23,851	23,922

The quarter ended December 31, 2014 includes a $609,000 reduction to a reserve for unrecognized tax benefits.

Note 14. Subsequent Events

On January 22, 2016, the Company entered into a two-year Loan and Security Agreement (the “Credit Agreement”) with Western Alliance Bank, as lender (the “Bank”).  Under the Credit Agreement, the Company has a revolving line of credit available of up to $10.0 million, with an aggregate sublimit of $500,000 for ancillary services (including letters of credit, cash management services and foreign exchange transaction services). The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon the eligible GAAP revenue of the borrowers and an advance rate percentage calculated in accordance with the terms of the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at the prime rate (which shall have a floor of 3.25%) plus 0.25%.  In addition, the Company is required to pay a quarterly unused line fee equal to 0.30% per annum of the unused portion of the revolving line of credit during the applicable quarter.  The Credit Agreement provides for interest-only payments during its term, with principal due at maturity.  Pursuant to the Credit Agreement and the intellectual property security agreement entered into by each of the borrowers on January 22, 2016 (each an “IP Security Agreement”), the Company has granted to the Bank a security interest in substantially all of its respective personal property, including intellectual property, to secure the obligations under the Credit Agreement and the other loan documents.

The Credit Agreement contains various restrictive covenants (applicable, in most instances, to both the borrowers and their subsidiaries), including limitations on the ability to sell assets, change the current line of business, merge or consolidate with or into another person, incur additional debt, grant liens, pay dividends or make other distributions, make loans or other investments, enter into transactions with affiliates, make any payment in respect of any subordinated debt and make capital expenditures (without the Bank’s prior written consent) in any fiscal year in excess of $3.75 million, along with other restrictions and limitations typical to credit agreements of this type and size.

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA (as defined in the Credit Agreement) of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month.