Form 10-Q
period 2016-03-31
SPARK NETWORKS INC
filed 2016-05-16
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 25,886,444 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2016.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$4,083	$6,565
Restricted cash	674	747
Accounts receivable (net of allowance for doubtful accounts of $101 and $99 at March 31, 2016, and December 31, 2015, respectively)	502	790
Prepaid expenses and other	795	1,341
Total current assets	6,054	9,443
Property and equipment, net	5,799	5,584
Goodwill	14,668	14,450
Intangible assets, net	3,374	3,451
Deposits and other assets	174	148
Total assets	$30,069	$33,076
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,874	1,749
Accrued liabilities	3,705	3,854
Deferred revenue	5,983	5,834
Total current liabilities	11,562	11,437
Deferred tax liability - non-current	2,182	2,136
Other liabilities	465	537
Total liabilities	14,209	14,110
Commitments and Contingencies (Note 10)
Stockholders' equity:
10,000,000 shares of Preferred Stock authorized, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	-	-
100,000,000 shares of Common Stock authorized, $0.001 par value, with 25,845,879 shares of Common Stock issued and outstanding at March 31, 2016 and December 31, 2015:	29	27
Additional paid-in-capital	77,510	77,188
Accumulated other comprehensive income	718	739
Accumulated deficit	(62,397)	(58,988)
Total stockholders' equity	15,860	18,966
Total liabilities and stockholders' equity	$30,069	$33,076

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$9,859	$13,486
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	6,229	7,097
Sales and marketing	1,452	755
Customer service	993	749
Technical operations	297	212
Development	1,030	917
General and administrative	2,511	2,238
Depreciation	712	513
Amortization of intangible assets	78	10
Impairment of long-lived assets	39	69
Total cost and expenses	13,341	12,560
Operating (loss) income	(3,482)	926
Interest (income) expense and other, net	(141)	118
(Loss) income before provision for income taxes	(3,341)	808
Income tax provision	67	85
Net (loss) income	(3,408)	723
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(21)	2
Comprehensive (loss) income	$(3,429)	$725

Net (loss) earnings per share - basic and diluted	$(0.13)	$0.03
Weighted average shares outstanding - basic	25,846	24,654
Weighted average shares outstanding - diluted	25,846	24,942

	Three Months Ended
	March 31,
	2016	2015
Stock-based compensation
Sales and marketing	$28	$(2)
Customer service	1	-
Technical operations	21	-
Development	5	-
General and administrative	267	84

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(3,408)	$723
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	790	523
Impairment of long-lived assets	39	69
Stock-based compensation	322	82
Foreign exchange loss (gain) on intercompany loan	(154)	102
Provision for deferred income taxes	46	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	288	35
Bad debt expense	2	-
Restricted cash	73	106
Prepaid expenses and other assets	425	353
Accounts payable and accrued liabilities	89	(596)
Deferred revenue	149	(73)
Other liabilities	(72)	(71)
Net cash (used in) provided by operating activities	(1,411)	1,240
Cash flows from investing activities:
Purchases of property and equipment	(1,071)	(604)
Net cash used in investing activities	(1,071)	(604)
Cash flows from financing activities:
Proceeds from issuance of stock from exercise of stock options	-	1,205
Net cash provided by financing activities	-	1,205
Net (decrease) increase in cash	(2,482)	1,841
Cash and cash equivalents at beginning of year	6,565	11,696
Cash and cash equivalents at end of year	$4,083	$13,537
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$6
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$114	$-

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Spark Networks, Inc. (the “Company” or “we”) creates communities that help individuals form life-long relationships with others that share their interests and values. The Company’s core properties, JDate and Christian Mingle, are communities geared towards singles of the Jewish and Christian faiths. Through the Company’s websites and mobile applications, the Company helps members search for and communicate with other like-minded individuals.

Our online singles properties provide users with three key services: searching for compatible individuals with whom to potentially form long-term relationships; validating compatibility through profiles, viewing photographs and understanding likes and characteristics; and communicating via one of our numerous communications platforms designed to foster relationships.

Membership on our online singles websites or mobile applications is free and allows registered members to post personal profiles and take advantage of our search and validation features. With the exception of JSwipe and CrossPaths, which utilize a “freemium” model, the ability to initiate communication with other members requires payment in the form of a monthly subscription fee. These subscription fees are our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

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

The consolidated financial statements in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2015. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the 2015 Annual Report.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, cost of revenue, prepaid advertising, website and software development costs, goodwill, intangible and other long-lived assets, legal contingencies, income taxes and stock-based compensation. In addition, management uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of granted stock-based awards. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Company generated a net loss of approximately $3.4 million and utilized $1.4 million in cash from operating activities. The operating results and use of cash were partially attributable to an increase in direct marketing costs during the quarter over the three months ended December 31, 2015, due to the seasonality of our business. Management is reducing headcount and other operating expenses in the second quarter of this fiscal year ending December 31, 2016. See Note 14 (Subsequent Events). As of March 31, 2016, the Company had cash and cash equivalents, excluding restricted cash, of $4.1 million.

Management believes that its cash and cash equivalents and cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and contractual obligations for the next 12 months. Management does not anticipate requiring additional capital; however, if required or desirable, management may utilize its revolving credit facility to the extent available, or raise additional debt or issue additional equity in the private or public markets.

2.	Adoption of New Accounting Principles

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption as of the original effective date of December 15, 2016 (including interim reporting periods within those periods) is permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. Management is currently evaluating when to adopt the new standard, the impact of adoption, and the implementation approach to be used.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the existing guidance in Topic 718, Compensation – Stock Compensation. The guidance in ASU No. 2016-09 simplifies various aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016, and interim periods within those fiscal periods, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

3.	Net (Loss) Earnings Per Share

Basic net (loss) earnings per share is computed by dividing net loss (earnings) available to common stockholders by the weighted average number of shares of common stock outstanding.

For the three months ended March 31, 2016, all stock options outstanding during the period have been excluded from the diluted weighted average shares outstanding calculation because they would have been anti-dilutive. For the three months ended March 31, 2015, approximately 743,000 shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
(in thousands except per share amounts)	2016	2015
Basic Net (Loss) Earnings Per Share
Net (loss) income applicable to common stock	$(3,408)	$723
Weighted average shares outstanding	25,846	24,654
Basic Net (Loss) Earnings Per Share	$(0.13)	$0.03
Diluted Net (Loss) Earnings Per Share
Net (loss) income applicable to common stock	$(3,408)	$723
Weighted average shares outstanding	25,846	24,654
Effect of dilutive securities	-	288
Weighted average number of shares	25,846	24,942
Diluted Net (Loss) Earnings Per Share	$(0.13)	$0.03

4.	Revolving Credit Facility

On January 22, 2016, the Company entered into a two year Loan and Security Agreement (the “Credit Agreement”) with Western Alliance Bank, as lender (the “Bank”). Under the Credit Agreement, the Company has a revolving line of credit available of up to $10.0 million, with an aggregate sublimit of $500,000 for ancillary services (including letters of credit, cash management services and foreign exchange transaction services). The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon the eligible GAAP revenue of the borrowers and an advance rate percentage calculated in accordance with the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at the prime rate (which shall have a floor of 3.25%) plus 0.25% (3.75% at March 31, 2016). In addition, the Company is required to pay a quarterly unused line fee equal to 0.30% per annum of the unused portion of the revolving line of credit during the applicable quarter. The Credit Agreement provides for interest-only payments during its term, with principal due at maturity. Pursuant to the Credit Agreement and the intellectual property security agreement entered into by each of the borrowers on January 22, 2016 (each an “IP Security Agreement”), the Company has granted to the Bank a security interest in substantially all of its respective personal property, including intellectual property, to secure the obligations under the Credit Agreement and the other loan documents.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of March 31, 2016, credit extensions under the Credit Agreement were not available to the Company as a result of the foregoing financial covenants.

As of March 31, 2016, there were no outstanding borrowings under the Credit Agreement. In connection with the Credit Agreement, the Company paid deferred financing costs, which are included in prepaid expenses and other, and deposits and other assets. The deferred financing costs are amortized on a straight-line basis to interest (income) expense and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) through the maturity of the Credit Agreement on January 22, 2018. Amortization expense for the deferred financing costs for the three months ended March 31, 2016 was $8,000. The unamortized balance of deferred financing costs was $86,000 as of March 31, 2016.

5.	Impairment of Long-lived Assets

During the three months ended March 31, 2016, the Company impaired $39,000 of long-lived assets primarily related to the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three months ended March 31, 2015, the Company impaired $69,000 of long-lived assets.

6.	Stockholders’ Equity

Common Stock Repurchase Plan

On December 12, 2013, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. Since December 12, 2013, the Company has repurchased 288,284 shares of common stock for $2.4 million. All stock repurchased has been retired.

On April 6, 2016, the Company’s Board of Directors authorized the expansion of the repurchase program to increase the amount available for repurchase by approximately $2.5 million.

7.	Stock-Based Compensation

Employee Stock Option Plan

On July 9, 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”), which initially authorized and reserved 2.5 million shares of common stock to be issued under the plan. In connection with the Company’s Scheme of Arrangement, the 2004 Share Option Plan was frozen; however, all outstanding shares previously granted thereunder continue in full force and effect.

Pursuant to the 2007 Plan’s “evergreen” provision, on the first day of each calendar year beginning in 2009, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Company common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors. As of March 31, 2016, the 2007 Plan had 6.5 million shares available for issuance.

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

For the three months ended March 31, 2016 and 2015, compensation expense for stock options was $49,000 and $37,000, respectively. As of March 31, 2016, there was $562,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2 years.

The following table describes option activity for the three months ended March 31, 2016 (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	1,921	$7.67
Granted	540	6.61
Exercised	-	-
Expired	-	-
Forfeited	(36)	6.49
Outstanding at March 31, 2016	2,425	$7.45

Trigger Price Options

Trigger price options awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the three months ended March 31, 2016, the Company entered into an agreement with an executive officer whereby the Company granted 360,000 trigger price options to the participant with an aggregate fair value of $51,000. These options vest immediately provided that the Company’s per share stock price closed at or above the applicable trigger prices detailed in the table below for twenty (not necessarily consecutive) business days after the grant date and prior to December 31, 2017.

The following table details the trigger price options granted during the three month period ended March 31, 2016:

	Options Granted	Trigger Price	Exercise price
Tranche 1	60,000	$6.00	$5.25
Tranche 2	120,000	$10.00	$7.50
Tranche 3	180,000	$13.50	$10.00

Compensation expense is recognized over a service period of two years.  For the three months ended March 31, 2016, compensation expense for trigger price options was $69,000. We have determined the fair value of the options as of the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The input variables include stock price volatility and risk-free interest rate to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

As of March 31, 2016, there was $187,000 of unrecognized compensation cost related to trigger price options which will be fully recognized by August 31, 2017.

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed with respect to the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.

During 2014, the Company awarded 125,000 performance-based restricted shares to an executive officer that vest over a period of two years. In order for these performance awards to vest, certain objectives and conditions must be met.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest. During 2015, the Company awarded 25,000 performance-based restricted shares to the same executive officer. The Company did not award any performance-based restricted stock during the three months ended March 31, 2016.

Compensation expense for restricted stock awards is recognized over the requisite service period of two years and will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes.  For the three months ended March 31, 2016 and 2015, compensation expense was $10,000 and $27,000, respectively. Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

The Company recognizes share-based compensation on a graded or straight-line basis depending on the terms of the award.

As of March 31, 2016, there was $30,000 of unrecognized compensation cost related to unvested restricted stock awards which will be fully recognized by December 31, 2016.

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the three months ended March 31, 2016, the Company entered into agreements with several executive officers and employees whereby the Company may grant up to 267,000 RSUs based upon the achievement of certain performance-based goals at the discretion of our Compensation Committee.  In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted EBITDA, additional restricted stock may be earned up to a maximum amount.  Upon achievement of the performance condition, the non-vested performance awards will vest immediately.

Compensation expense for restricted stock units is recognized over the requisite service period of five quarters and will be adjusted in subsequent reporting periods if the estimated level of achievement of the performance goals changes.  For the three months ended March 31, 2016 and 2015, compensation expense for RSUs was $54,000 and $18,000, respectively, which is based on management’s estimated level of achievement of the performance goals.  Achievement of this estimated level of performance would result in the grant of 80,000 restricted stock units. Considerable judgment is required in assessing the estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense. As of March 31, 2016, there was $212,000 of unrecognized compensation cost related to RSUs which will be fully recognized by March 31, 2017.

During the three months ended March 31, 2016, the Company also granted an executive officer and an employee 52,000 RSUs, which vested immediately. The total compensation cost recognized for these RSUs during this period was $159,000.

During the three months ended March 31, 2016, the Company recognized compensation cost of $154,000 related to awards granted to the Board of Directors in 2015, of which 25% of the RSUs subject to the award vest each quarter such that all RSUs are vested by November 30, 2016. During the three months ended March 31, 2015, the Company recognized compensation costs of $18,000. As of March 31, 2016, there was $380,000 of unrecognized compensation cost related to these RSUs, which will be fully recognized by November 30, 2016.

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

8.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2016.

(in thousands, net of tax)	Foreign Currency Translation
Balance at December 31, 2015	739
Other comprehensive income (loss) before reclassifications	(21)
Balance at March 31, 2016	$718

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016.

9.	Segment Information

Segment reporting requires the use of the management approach in determining operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments: (1) Jewish Networks, which consists of JDate, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and JSwipe; (2) Christian Networks, which consists of ChristianMingle, CrossPaths, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market websites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities.

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue
Jewish Networks	$3,995	$5,180
Christian Networks	5,405	7,792
Other Networks	438	487
Offline and Other Businesses	21	27
Total Revenue	$9,859	$13,486

Direct Marketing Expenses
Jewish Networks	$533	$599
Christian Networks	4,420	5,338
Other Networks	120	115
Offline and Other Businesses	0	-
Total Direct Marketing Expenses	5,073	6,052
Unallocated Operating Expenses	8,268	6,508
Operating (Loss) Income	$(3,482)	$926

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

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. A motion filed by Spark Networks to coordinate the two matters in Los Angeles Superior Court was granted. The parties have reached a settlement including the following terms:  (1) individual settlement payments of $4,000 each in statutory damages and $5,000 each in service awards to plaintiffs Werner and Wright, and (2) $450,000 in attorneys’ fees and costs to compensate Werner and Wright’s counsel for their time and out-of-pocket expenses.  In order to become effective, the settlement must be approved by the court.  On April 19, 2016, the plaintiffs’ counsel filed a motion for an order granting approval of the settlement.  The hearing date will be determined by the court. The Company has recorded an accrual for the probable cost related to resolving this matter of $468,000 as of March 31, 2016.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging inter alia violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law and its regulations. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to these motions to certify the class actions was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016 the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. On March 10, 2016, the Consumer Council filed an objection to the settlement agreement, arguing inter alia that the benefits offered to the clients are insufficient, and that the Company's new business model does not comply with certain legal requirements. The Company and the plaintiffs filed their responses on March 24, 2016. On April 14,

2016, the Attorney General notified the Court that it has no objection to the settlement agreement. The Company has recorded an accrual for the probable cost related to resolving this matter of $52,000 as of March 31, 2016.

Scottsdale Insurance Co. V. Spark Networks, Inc., et al.

On January 13, 2016, Scottsdale Insurance Company (“Scottsdale”) filed a complaint for declaratory relief and reimbursement/unjust enrichment against Spark Networks, Inc. in the United States District Court for the Central District of California. In its complaint, Scottsdale alleges that, after the Company was sued in the Werner Complaint, the Company tendered its defense and indemnity to Scottsdale pursuant to the terms of the business and management indemnity insurance policy that Scottsdale had issued to the Company on November 1, 2012. The complaint alleges that, after receiving the demand, Scottsdale accepted the defense of the Company in the Werner Complaint under a reservation of rights, including Scottsdale’s right to seek reimbursement of any amounts paid to defend against non-covered claims. Having made some payments for the Company’s defense costs, and with the Werner Complaint near settlement, Scottsdale contends in its complaint that it did not have a duty to defend the Company in the Werner Complaint, because there allegedly was no potential for coverage of the claims in the Werner Complaint. Scottsdale seeks a determination that it did not have a duty to defend the Company in the Werner Complaint. It also seeks reimbursement of the amounts it paid for the Company’s defense in the Werner Complaint. The Company filed its answer and counterclaims against Scottsdale on March 7, 2016, in which it seeks damages for Scottsdale’s breach of policy and breach of the implied covenant of good faith and fair dealing. The case is scheduled for mediation on May 17, 2016.

Please refer to the Company’s 2015 Annual Report for the year ended December 31, 2015 for a description of additional litigation and claims. We have additional existing legal claims and may encounter future legal claims in the normal course of business. In our opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations.

We intend to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of March 31, 2016 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

11.	Income Taxes

During the three months ended March 31, 2016, the Company recorded a provision for income tax of $67,000, which consists of $79,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $59,000 of foreign and state current tax expense, $20,000 related to interest accrued on unrecognized tax benefits, and $(91,000) related to the impact of a tax law change in Israel. During the three months ended March 31, 2015, the Company recorded a provision for income tax of $85,000, which consists of $23,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $43,000 of foreign and state current tax and $19,000 related to interest accrued on uncertain tax positions.

The Company’s year-to-date March 31, 2016 effective tax rate was less than the U.S. statutory rate of 34% primarily due to an increase in the Company’s valuation allowance. The Company’s year-to-date March 31, 2015 effective tax rate was less than the U.S. statutory rate primarily due to the utilization of tax losses not previously recorded due to the Company’s valuation allowance.

12.	Related Party Transactions

There were no related party transactions during the three months ended March 31, 2016 and 2015.

13.	Business Combinations

On October 14, 2015, the Company completed the acquisition of all the outstanding shares of Smooch Labs, an unrelated third party and owner of dating app, JSwipe.

The purchase agreement with Smooch Labs included contingent earnout consideration up to an additional $10.0 million to be paid with a combination of one-third cash and two-thirds stock based upon Smooch Lab’s performance against certain agreed-upon operating objectives for the years ending December 31, 2016 and 2017. Management has completed an evaluation of the probability of the performance milestones being achieved within the related earnout periods, and determined that the performance milestones would not likely be achieved. As such, management has not recorded any contingent consideration as of the acquisition date or March 31, 2016. Management would classify a contingent consideration liability within Level 3 of the fair value hierarchy, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

The following unaudited pro forma information combines our historical results of operations with Smooch Labs’ historical results of operations and has been prepared as if the acquisition had occurred on January 1, 2015, the beginning of the comparable prior annual reporting period. The historical financial information of the Company and Smooch Labs has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results include amortization for the acquired intangible assets.

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

Three Months Ended
March 31, 2015
Pro forma revenues	$13,486
Pro forma net income	$383

14.	Subsequent Events

On May 13, 2016, the Company implemented a workforce and expense reduction initiative to improve operating efficiency and better position the Company for profitable growth. Annualized savings are estimated to be between $4.3 million and $4.8 million. In connection with the workforce reduction, the Company expects to incur pre-tax cash charges of approximately $500,000 for severance benefits and other related expenses. The workforce and expense reductions are expected to be substantially completed by the end of the second quarter of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2015 Annual Report.

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to our ability to: attract members; convert members into paying subscribers and retain our paying subscribers; develop or acquire new product offerings and successfully implement and expand those offerings; keep pace with rapid technological changes; maintain the strength of our existing brands and maintain and enhance those brands; continue to depend upon the telecommunications infrastructure and our networking hardware and software infrastructure; identify and consummate strategic acquisitions and integrate acquired companies or assets; obtain financing on acceptable terms; and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of this Form 10-Q and our 2015 Annual Report.

General

The common stock of Spark Networks, Inc. is traded on the NYSE MKT under the ticker symbol LOV. We are a leader in creating communities that help individuals form life-long relationships with others that share their interests and values. The Company’s core properties, JDate and ChristianMingle, are communities geared towards singles of the Jewish and Christian faiths. Through the Company’s websites and mobile applications, the Company helps members search for and communicate with other like-minded individuals. Membership on our online singles websites or mobile applications is free and allows registered members to post personal profiles and take advantage of our search and validation features. With the exception of JSwipe and CrossPaths, which utilize a “freemium” model, the ability to initiate communication with other members requires payment, typically a monthly subscription fee which, along with advertising sales, represents our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

Recent Key Changes in Business

In May 2016, we announced three key operational changes that we believe will drive profitability while we continue to execute upon our growth initiatives.  The first change is to significantly reduce television spend on ChristianMingle. We are focused on driving profitable growth within the communities we serve and are prioritizing the growth of our church partnership program while also de-emphasizing direct marketing via television.  The second key change is to reduce and consolidate the Company’s customer service teams, consistent with industry trends.  These reductions and consolidations are anticipated to provide the Company with operating cost savings.  The third key change is to restructure the Company’s technology team to place greater focus on creating a modern back-end infrastructure for our JDate and ChristianMingle brands.  We believe that this restructuring of the technology team will allow us to be more flexible with monetization features, provide more seamless product optimizations and reduce technical overhead.

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

There were no significant changes to our critical accounting policies during the three months ended March 31, 2016, as compared to those policies disclosed in our 2015 Annual Report.

Key Metric — Average Paying Subscribers

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Average Paying Subscribers
Jewish Networks	63,930	64,627	69,632
Christian Networks	124,180	123,888	130,860
Other Networks	11,341	11,266	12,953
Total Average Paying Subscribers	199,451	199,781	213,445

Average paying subscribers for the Jewish Networks segment decreased 8.2% to 63,930 in the three months ended March 31, 2016 compared to 69,632 in the three months ended March 31, 2015. Average paying subscribers for the Christian Networks segment decreased 5.1% to 124,180 in the three months ended March 31, 2016 compared to 130,860 in the same period last year. Average paying subscribers for the Other Networks segment decreased 12.4% to 11,341 in the three months ended March 31, 2016 compared to 12,953 in the same period last year. The decreases reflect reduced marketing investment within these segments.

Key Metric — Period Ending Subscribers

We regularly review period ending subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Period ending subscribers for each quarter represent the paying subscriber count as of the last day of the period.

Unaudited selected statistical information regarding period ending subscribers for our operating segments is shown in the table below.

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Period Ending Subscribers
Jewish Networks	63,982	65,004	67,703
Christian Networks	122,935	123,800	129,964
Other Networks	11,321	11,219	12,879
Total Period Ending Subscribers	198,238	200,023	210,546

Period ending subscribers for the Jewish Networks segment decreased 5.5% to 63,982 for the period ended March 31, 2016 compared to 67,703 in the three months ended March 31, 2015. Period ending subscribers for the Christian Networks segment decreased 5.4% to 122,935 for the period ended March 31, 2016 compared to 129,964 in the same period last year. Period ending subscribers for the Other Networks segment decreased 12.1% to 11,321 for the period ended March 31, 2016 compared to 12,879 in the same period last year. The decrease in the period ending subscriber base reflects the reduction and reallocation of our direct marketing investments in these segments.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	63.2	52.6
Sales and marketing	14.7	5.6
Customer service	10.1	5.6
Technical operations	3.0	1.6
Development	10.4	6.8
General and administrative	25.5	16.6
Depreciation	7.2	3.8
Amortization of intangible assets	0.8	0.1
Impairment of long-lived assets	0.4	0.5
Total cost and expenses	135.3	93.1
Operating (loss) income	(35.3)	6.9
Interest (income) expense and other, net	(1.4)	0.9
(Loss) income before provision for income taxes	(33.9)	6.0
Income tax provision	0.7	0.6
Net (loss) income	(34.6)%	5.4%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 2.2% and 6.1% of our revenue in the three months ended March 31, 2016 and 2015, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 26.9% to $9.9 million in the three months ended March 31, 2016 as compared to $13.5 million in the same period of 2015. The decrease was primarily attributable to declines in subscription revenue in our Jewish Networks and Christian Networks segments.

Revenue for Jewish Networks decreased 22.9% to $4.0 million in the three months ended March 31, 2016 as compared to $5.2 million in the same period in 2015. The lower Jewish Networks revenue reflects the aforementioned 8.2% decrease in average paying subscribers coupled with a 16.4% decrease in average revenue per user (“ARPU”) driven by a significant increase in the proportion of six month subscriptions sold and increased promotional activity. Revenue for Christian Networks decreased 30.6% to $5.4 million in the three months ended March 31, 2016 as compared to $7.8 million in the same period in 2015. The lower Christian Networks revenue reflects the aforementioned 5.1% decrease in average paying subscribers coupled with a 21.3% decrease in ARPU driven by a significant increase in the proportion of six month subscriptions sold and increased promotional activity. Revenue for the Other Networks segment decreased 10.0% to $438,000 in the three months ended March 31, 2016 as compared to $487,000 in the same period in 2015. The decrease in Other Networks revenue is driven by a 12.4% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the three months ended March 31, 2016 increased 6.2% to $13.3 million, as compared to $12.6 million in the same period in 2015. The increase was primarily attributable to a $697,000 increase in sales and marketing and a $273,000 increase in general and administrative expenses, offset by a decrease of $868,000 in cost of revenue.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 12.2% to $6.2 million in the three months ended March 31, 2016 as compared to $7.1 million in the same period in 2015. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses. Direct marketing expenses for the Christian Networks segment decreased 17.2% to $4.4 million in the three months ended March 31, 2016 as compared to $5.3 million in the same period in 2015. The lower direct marketing expense primarily reflects lower online and offline advertising spend, as we reduce and reallocate our marketing investments to more efficient channels, partners and programming. Direct marketing expenses for the Jewish Networks segment decreased 11.1% to $533,000 in the three months ended March 31, 2016 as compared to $599,000 for the same period in 2015.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 92.3% to $1.5 million in the three months ended March 31, 2016 as compared to $755,000 in the same period in 2015. The increase is primarily attributed to higher salaries and wages expense due to increases in headcount, as well as an increase in public relations expense in the first quarter of 2016, primarily reflecting activities focused on promoting the JDate and ChristianMingle brands.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and also address site usage and dating questions from our members. Customer service expenses increased 32.6% to $993,000 in the three months ended March 31, 2016 as compared to $749,000 in the same period in 2015. The increase is primarily attributed to higher personnel costs, reflecting increased support of our core websites in the first quarter of 2016 following the relaunch of the JDate and ChristianMingle websites.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 40.1% to $297,000 in the three months ended March 31, 2016 as compared to $212,000 in the same period in 2015. The increase is primarily attributed to higher salaries and wages expense due to changes in headcount.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 12.3% to $1.0 million in the three months ended March 31, 2016 as compared to $917,000 in the same period in 2015. The increase can be attributable to higher compensation expense associated with the expansion of our mobile development team.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 12.2% to $2.5 million in the three months ended March 31, 2016 as compared to $2.2 million in the same period in 2015. The increase can be primarily attributed to additional expenses in the first quarter of 2016 for Smooch Labs.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased 38.8% to $712,000 in the three months ended March 31, 2016 as compared to $513,000 in the same period of 2015.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased to $78,000 in the three months ended March 31, 2016 as compared to $10,000 in the same period of 2015. The increase reflects amortization expense attributable to intangible assets acquired as part of the Smooch Labs acquisition in the fourth quarter of 2015.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets decreased 43.5% to $39,000 in the three months ended March 31, 2016 as compared to $69,000 in the same period of 2015. The expenses reflect the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest (income) expense and other, net reflected $141,000 of interest income in the three months ended March 31, 2016 as compared to $118,000 of expense in the same period in 2015. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax provision. Income tax provision for the three months ended March 31, 2016 was $67,000, which consists of $79,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $59,000 of foreign and state current tax expense, $20,000 related to interest accrued on unrecognized tax benefits, and $(91,000) related to the impact of a tax law change in Israel. Income tax provision for the three months ended March 31, 2015 was $85,000, which consists of $23,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $43,000 of foreign and state current tax and $19,000 related to interest accrued on uncertain tax positions.

Liquidity and Capital Resources

As of March 31, 2016 we had cash and cash equivalents of $4.1 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash used in operations was $1.4 million in the first three months of 2016 as compared to $1.2 million of net cash provided by operations for the same period in 2015. The change primarily resulted from the shift from a net income position in first quarter of 2015 to a net loss position in the first quarter of 2016 resulting from our decision to invest more heavily in direct marketing during the quarter.

Net cash used in investing activities was $1.1 million in the first three months of 2016 as compared to $604,000 in the same period in 2014. The increase reflects purchases of fixed assets and capitalized software in the normal course of business.

Net cash provided by financing activities was $0 in the first three months of 2016 as compared to $1.2 million of cash provided by financing activities in the same period in 2015. Cash provided by financing activities in the first three months of 2015 reflect proceeds from the exercise of stock options.

On January 22, 2016, the Company entered into a two year Credit Agreement with Western Alliance Bank, as lender. Under the Credit Agreement, the Company has a revolving line of credit available of up to $10.0 million, with an aggregate sublimit of $500,000 for ancillary services (including letters of credit, cash management services and foreign exchange transaction services). The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon the eligible GAAP revenue of the borrowers and an advance rate percentage calculated in accordance with the terms of the Credit Agreement.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of March 31, 2016, credit extensions under the Credit Agreement were not available to the Company as a result of the foregoing financial covenants.

We believe that our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility to the extent available, or raise additional debt or issue additional equity in the private or public markets.

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

As of March 31, 2016, we held cash of approximately $193,000 denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this Quarterly Report on From 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other information

ITEM 1.	LEGAL PROCEEDINGS

For  a  description  of  our  material  pending  legal  proceedings,  please  refer  to  Note  10  “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on

Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2015 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2013, we announced that our Board of Directors authorized the repurchase of up to $5.0 million of our common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that we deem appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in our sole discretion. We are not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. As of March 31, 2016, approximately $2.6 million of our common stock remains available for repurchase.

On April 6, 2016, our Board of Directors authorized the expansion of the repurchase program such that total availability shall become $5.0 million. The $5.0 million of availability includes the aforementioned $2.6 million of availability under the original authorization.

During the three months ended March 31, 2016, we did not make any stock repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On May 13, 2016, the Company implemented a workforce and expense reduction initiative to improve operating efficiency and better position the Company for profitable growth. Annualized savings are estimated to be between $4.3 million and $4.8 million. In connection with the workforce reduction, the Company expects to incur pre-tax cash charges of approximately $500,000 for severance benefits and other related expenses. The workforce and expense reductions are expected to be substantially completed by the end of the second quarter of 2016.

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit No.	Description

10.1

Loan and Security Agreement dated as of January 22, 2016 among Spark Networks, Inc., as borrower, certain of Spark Networks, Inc.’s direct and indirect subsidiaries named therein as co-borrowers, and Western Alliance Bank, as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2016).

10.2

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

Date: May 16, 2016