Form 10-Q
period 2016-06-30
SPARK NETWORKS INC
filed 2016-08-10
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 25,944,509 shares of common stock, par value $0.001 per share, outstanding as of August 1, 2016.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,130	$6,565
Restricted cash	616	747
Accounts receivable (net of allowance for doubtful accounts of $101 and $99 at June 30, 2016, and December 31, 2015, respectively)	371	790
Prepaid expenses and other	540	1,341
Total current assets	4,657	9,443
Property and equipment, net	5,640	5,584
Goodwill	14,538	14,450
Intangible assets, net	3,296	3,451
Deposits and other assets	153	148
Total assets	$28,284	$33,076
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,185	1,749
Accrued liabilities	2,835	3,854
Deferred revenue	5,208	5,834
Total current liabilities	9,228	11,437
Deferred tax liability - non-current	2,137	2,136
Other liabilities	391	537
Total liabilities	11,756	14,110
Commitments and Contingencies (Note 10)
Stockholders' equity:
10,000,000 shares of Preferred Stock authorized, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	-	-
100,000,000 shares of Common Stock authorized, $0.001 par value, with 25,944,509 and 25,845,879 shares of Common Stock issued and outstanding at June 30, 2016 and December 31, 2015:	29	27
Additional paid-in-capital	77,854	77,188
Accumulated other comprehensive income	714	739
Accumulated deficit	(62,069)	(58,988)
Total stockholders' equity	16,528	18,966
Total liabilities and stockholders' equity	$28,284	$33,076

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$9,098	$12,262	$18,957	$25,748
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,653	6,368	8,882	13,465
Sales and marketing	1,380	996	2,832	1,751
Customer service	840	721	1,833	1,470
Technical operations	305	214	602	426
Development	1,180	1,008	2,210	1,925
General and administrative	2,004	2,533	4,515	4,771
Depreciation	746	532	1,458	1,045
Amortization of intangible assets	78	10	156	20
Impairment of long-lived assets	52	37	91	106
Total cost and expenses	9,238	12,419	22,579	24,979
Operating income (loss)	(140)	(157)	(3,622)	769
Interest (income) expense and other, net	114	(230)	(27)	(112)
Income (loss) before provision for income taxes	(254)	73	(3,595)	881
Income tax (benefit) provision	(583)	168	(516)	253
Net income (loss)	329	(95)	(3,079)	628
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4)	(7)	(25)	(5)
Comprehensive income (loss)	$325	$(102)	$(3,104)	$623

Net earnings (loss) per share - basic and diluted	$0.01	$(0.00)	$(0.12)	$0.03
Weighted average shares outstanding - basic	25,908	25,100	25,885	24,878
Weighted average shares outstanding - diluted	25,975	25,100	25,885	25,100

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation
Sales and marketing	$67	$10	$95	$8
Customer service	4	-	4	-
Technical operations	24	-	44	-
Development	7	3	12	3
General and administrative	242	242	511	326

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(3,079)	$628
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,614	1,065
Impairment of long-lived assets	91	106
Stock-based compensation	666	337
Foreign exchange loss (gain) on intercompany loan	(64)	(136)
Provision for deferred income taxes	(1)	133
Settlement of unrecognized tax benefits	(719)	-
Bad debt expense	52	99
Changes in operating assets and liabilities:
Accounts receivable, net	369	7
Restricted cash	131	181
Prepaid expenses and other assets	736	728
Accounts payable and accrued liabilities	(682)	279
Deferred revenue	(626)	(784)
Other liabilities	(146)	(130)
Net cash (used in) provided by operating activities	(1,658)	2,513
Cash flows from investing activities:
Purchases of property and equipment	(1,777)	(1,447)
Net cash used in investing activities	(1,777)	(1,447)
Cash flows from financing activities:
Proceeds from issuance of stock from exercise of stock options	-	2,740
Repurchases of common stock	-	(885)
Net cash provided by financing activities	-	1,855
Net (decrease) increase in cash	(3,435)	2,921
Cash and cash equivalents at beginning of year	6,565	11,696
Cash and cash equivalents at end of year	$3,130	$14,617
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14	$72
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$-	$214

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

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company generated a net loss of approximately $3.1 million and utilized $1.7 million in cash from operating activities. The operating results and use of cash were partially attributable to an increase in direct marketing costs during the Company’s first fiscal quarter and severance expense of $367,000 recorded during the second quarter related to management’s workforce and expense reduction initiative. As of June 30, 2016, the Company had cash and cash equivalents, excluding restricted cash, of $3.1 million.

On August 9, 2016, the Company issued and sold to PEAK6 Investments, L.P. (“PEAK6”) an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share pursuant to the terms of a purchase agreement dated as of August 9, 2016 (the “Purchase Agreement”), for an aggregate purchase price of $7.8 million.

Management believes that its cash and cash equivalents and cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and contractual obligations for the next 12 months. Management does not anticipate requiring additional capital; however, if required or desirable, management may utilize its revolving credit facility to the extent available, or raise additional debt or issue additional equity in the private or public markets, however, there can be no assurance that these actions will be successful.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the existing guidance in Topic 718, Compensation – Stock Compensation. The guidance in ASU No. 2016-09 simplifies various aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016, and interim periods within those fiscal periods, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

3.	Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the diluted weighted average number of shares of common stock outstanding.

Dilutive net earnings (loss) per share includes any dilutive impact of stock options, restricted stock units, and performance-based restricted stock units. For the three months ended June 30, 2016, approximately 594,000 shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2016, all stock options, restricted stock units, and performance-based restricted stock units outstanding during the period were excluded from the calculation of diluted net earnings (loss) per share because they would have been anti-dilutive. For the three months ended June 30, 2015, all stock options, restricted stock units, and performance-based restricted stock units outstanding during the period were excluded from the calculation of diluted net earnings (loss) per share because they would have been anti-dilutive. For the six months ended June 30, 2015, approximately 720,000 shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

The elements used in the computation of basic and diluted net earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2016	2015	2016	2015
Basic Net Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$329	$(95)	$(3,079)	$628
Weighted average shares outstanding	25,908	25,100	25,885	24,878
Basic Net Earnings (Loss) Per Share	$0.01	$(0.00)	$(0.12)	$0.03
Diluted Net Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$329	$(95)	$(3,079)	$628
Weighted average shares outstanding	25,908	25,100	25,885	24,878
Effect of dilutive securities	67	-	-	222
Weighted average number of shares	25,975	25,100	25,885	25,100
Diluted Net Earnings (Loss) Per Share	$0.01	$(0.00)	$(0.12)	$0.03

4.	Revolving Credit Facility

On January 22, 2016, the Company entered into a two-year Loan and Security Agreement (the “Credit Agreement”) with Western Alliance Bank, as lender (the “Bank”). Under the Credit Agreement, the Company has a revolving line of credit available of up to $10.0 million, with an aggregate sublimit of $500,000 for ancillary services (including letters of credit, cash management services and foreign exchange transaction services). The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon the eligible US GAAP revenue of the borrowers and an advance rate percentage calculated in accordance with the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at the prime rate (which shall have a floor of 3.25%) plus 0.25% (3.75% at June 30, 2016). In addition, the Company is required to pay a quarterly unused line fee equal to 0.30% per annum of the unused portion of the revolving line of credit during the applicable quarter. The Credit Agreement provides for interest-only payments during its term, with principal due at maturity. Pursuant to the Credit Agreement and the intellectual property security agreement entered into by each of the borrowers on January 22, 2016 (each an “IP Security Agreement”), the Company has granted to the Bank a security interest in substantially all of its respective personal property, including intellectual property, to secure the obligations under the Credit Agreement and the other loan documents.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of June 30, 2016, borrowing under the Credit Agreement was not available to the Company as a result of not meeting the foregoing financial covenants.

As of June 30, 2016, there were no outstanding borrowings under the Credit Agreement. In connection with the Credit Agreement, the Company paid deferred financing costs, with the current portion included in prepaid expenses and other, and the long-term portion classified as deposits and other assets. The deferred financing costs are amortized on a straight-line basis to interest (income) expense and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) through the maturity of the Credit Agreement on January 22, 2018. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2016 was $12,000 and $20,000, respectively. The unamortized balance of deferred financing costs was $74,000 as of June 30, 2016.

5.	Impairment of Long-lived Assets

During the three and six months ended June 30, 2016, the Company impaired $52,000 and $91,000, respectively, of long-lived assets primarily related to the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three and six months ended June 30, 2015, the Company impaired $37,000 and $106,000, respectively, of long-lived assets.

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

On April 6, 2016, the Company’s Board of Directors authorized the expansion of the repurchase program such that total availability increased from $2.6 million to $5.0 million. During the three and six months ended June 30, 2016, the Company did not make any stock repurchases. During the six months ended June 30, 2015, the Company repurchased 288,284 shares of common stock for $885,000.

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

Pursuant to the 2007 Plan’s “evergreen” provision, on the first day of each calendar year beginning in 2009, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Company common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors. As of June 30, 2016, the 2007 Plan had 6.4 million shares available for issuance.

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

For the three and six months ended June 30, 2016, compensation expense for stock options was $65,000 and $114,000, respectively. For the three and six months ended June 30, 2015, compensation expense for stock options was $41,000 and $78,000, respectively. As of June 30, 2016, there was $425,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of two years.

The following table describes option activity for the three and six months ended June 30, 2016 (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	1,921	$7.67
Granted	540	6.61
Exercised	-	-
Expired	-	-
Forfeited	(36)	6.49
Outstanding at March 31, 2016	2,425	$7.45
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(128)	5.68
Outstanding at June 30, 2016	2,297	$7.55

Trigger Price Options

Trigger price options awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the six months ended June 30, 2016, the Company entered into an agreement with an executive officer whereby the Company granted 360,000 trigger price options to the participant with an aggregate fair value of $51,000. These options vest immediately provided that the Company’s per share stock price closed at or above the applicable trigger prices detailed in the table below for twenty (not necessarily consecutive) business days after the grant date and prior to December 31, 2017.

The following table details the trigger price options granted during the six month period ended June 30, 2016:

	Options Granted	Trigger Price	Exercise price
Tranche 1	60,000	$6.00	$5.25
Tranche 2	120,000	$10.00	$7.50
Tranche 3	180,000	$13.50	$10.00

Compensation expense is recognized over a service period of two years. For the three and six months ended June 30, 2016, compensation expense for trigger price options was $61,000 and $130,000, respectively. For the three and six months ended June 30, 2015, compensation expense for trigger price options was $57,000. We have determined the fair value of the options as of the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The input variables include stock price volatility and risk-free interest rate to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

As of June 30, 2016, there was $118,000 of unrecognized compensation cost related to trigger price options which will be fully recognized by August 31, 2017.

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed with respect to the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.

During 2014, the Company awarded 125,000 performance-based restricted shares to an executive officer that vest over a period of two years. In order for these performance awards to vest, certain objectives and conditions must be met.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest. During 2015, the Company awarded 25,000 performance-based restricted shares to the same executive officer. The Company did not award any performance-based restricted stock during the three and six months ended June 30, 2016.

Compensation expense for restricted stock awards is recognized over the requisite service period of two years and will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes.  For the three and six months ended June 30, 2016, compensation expense was $10,000 and $20,000, respectively. For the three and six months ended June 30, 2015, compensation expense was $122,000 and $149,000, respectively. Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense.

The Company recognizes share-based compensation on a graded or straight-line basis depending on the terms of the award.

As of June 30, 2016, there was $20,000 of unrecognized compensation cost related to unvested restricted stock awards which will be fully recognized by December 31, 2016.

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the six months ended June 30, 2016, the Company entered into agreements with several executive officers and employees whereby the Company may grant up to 267,000 RSUs based upon the achievement of certain performance-based goals at the discretion of our Compensation Committee.  In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted EBITDA, additional restricted stock may be earned up to a maximum amount.  Upon achievement of the performance condition, the non-vested performance awards will vest immediately.

Compensation expense for restricted stock units is recognized over the requisite service period of five quarters and will be adjusted in subsequent reporting periods if the estimated level of achievement of the performance goals changes.  For the three and six months ended June 30, 2016, compensation expense for RSUs was $54,000 and $108,000, respectively, which is based on management’s estimated level of achievement of the performance goals. For the three and six months ended June 30, 2015, compensation expense for RSUs was $35,000 and $53,000, respectively. Achievement of this estimated level of performance would result in the grant of 80,000 restricted stock units. Considerable judgment is required in assessing the estimated level of achievement of the performance goals.  Accordingly, use of different assumptions or estimates could result in different compensation expense. As of June 30, 2016, there was $159,000 of unrecognized compensation cost related to RSUs which will be fully recognized by March 31, 2017.

During the six months ended June 30, 2016, the Company also granted an executive officer and an employee 52,000 RSUs, which vested immediately. The total compensation cost recognized for these RSUs during this period was $159,000.

During the three and six months ended June 30, 2016, the Company recognized compensation cost of $154,000 and $308,000, respectively, related to awards granted to the Board of Directors during the fourth quarter of 2015, of which 25% of the RSUs subject to the award vest each quarter such that all RSUs are vested by November 30, 2016. As of June 30, 2016, there was $226,000 of unrecognized compensation cost related to these RSUs, which will be fully recognized by November 30, 2016.

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

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2016.

(in thousands, net of tax)	Foreign Currency Translation
Balance at December 31, 2015	$739
Other comprehensive income (loss) before reclassifications	(21)
Balance at March 31, 2016	$718
Other comprehensive income (loss) before reclassifications	(4)
Balance at June 30, 2016	$714

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016.

9.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue
Jewish Networks	$3,627	$4,846	$7,623	$10,026
Christian Networks	5,044	6,921	10,449	14,713
Other Networks	413	470	852	957
Offline and Other Businesses	14	25	33	52
Total Revenue	$9,098	$12,262	$18,957	$25,748

Direct Marketing Expenses
Jewish Networks	$372	$745	$869	$1,344
Christian Networks	1,001	4,450	5,421	9,788
Other Networks	105	133	225	248
Offline and Other Businesses	-	-	-	-
Total Direct Marketing Expenses	1,478	5,328	6,516	11,380
Unallocated Operating Expenses	7,760	7,091	16,063	13,599
Operating Income (Loss)	$(140)	$(157)	$(3,622)	$769

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

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. A motion filed by Spark Networks to coordinate the two matters in Los Angeles Superior Court was granted. The parties have reached a settlement including the following terms:  (1) individual settlement payments of $4,000 each in statutory damages and $5,000 each in service awards to plaintiffs Werner and Wright, and (2) $450,000 in attorneys’ fees and costs to compensate Werner and Wright’s counsel for their time and out-of-pocket expenses.  On April 19, 2016, the plaintiffs’ counsel filed a motion for an order granting approval of the settlement. On June 27, 2016, the judge approved the settlement during the hearing on the Motion for Preliminary Approval of Class Action Settlement. As of June 30, 2016, the Company has reduced its accrual to $230,000 for the probable loss related to resolving this matter, which reflects insurance recoveries from Scottsdale Insurance Company (“Scottsdale”). All amounts have been paid subsequent to June 30, 2016.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging inter alia violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law and its regulations. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to these motions to certify the class actions was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016 the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. On March 10, 2016, the Consumer Council filed an objection to the settlement agreement, arguing inter alia that the benefits offered to the clients are insufficient, and that the Company's new business model does not comply with certain legal requirements. The Company and the plaintiffs filed their responses on March 24, 2016. On April 14, 2016, the Attorney General notified the Court that it has no objection to the settlement agreement. The court set a date for a hearing on September 12, 2016 regarding the parties’ motion to approve the settlement agreement and the Consumer Council’s objection. As of June 30, 2016, the Company has recorded an accrual of $52,000 for the probable cost related to resolving this matter.

Scottsdale Insurance Co. V. Spark Networks, Inc., et al.

On January 13, 2016, Scottsdale filed a complaint for declaratory relief and reimbursement/unjust enrichment against Spark Networks, Inc. in the United States District Court for the Central District of California. In its complaint, Scottsdale alleges that, after the Company was sued in the Werner Complaint, the Company tendered its defense and indemnity to Scottsdale pursuant to the terms of the business and management indemnity insurance policy that Scottsdale had issued to the Company on November 1, 2012. The complaint alleges that, after receiving the demand, Scottsdale accepted the defense of the Company in the Werner Complaint under a reservation of rights, including Scottsdale’s right to seek reimbursement of any amounts paid to defend against non-covered claims. The Company filed its answer and counterclaims against Scottsdale on March 7, 2016, in which it sought damages for Scottsdale’s breach of policy and breach of the implied covenant of good faith and fair dealing. The parties executed a settlement agreement on July 6, 2016, whereby Scottsdale will reimburse the Company $238,000 for all reasonable and necessary attorney’s fees and costs in defense against the Werner Complaint.

City of Santa Monica, California – City Attorney General Investigation

On May 16, 2016, representatives from Spark Networks met with representatives from a cross-jurisdictional working group consisting of consumer fraud attorneys from the City of Santa Monica and offices of the District Attorney from the counties of Los Angeles, Santa Cruz, Santa Clara and San Diego (“Cross Jurisdictional Group”). This meeting was held at the request of the Cross Jurisdictional Group, as a “pre-filing” meeting to explain and potentially resolve issues over auto-renewal disclosures by the Spark Network websites. The Cross Jurisdictional Group contends that the Spark Network websites violate California law on disclosure of auto-renewal terms and ability to cancel auto-renewal. They also claim that the Spark Networks websites violate California dating contract statues, which (where applicable) require a three day right to cancel. The Cross Jurisdictional Group sent a voluntary document request (not a subpoena) to the Company on June 2, 2016. The Company is cooperating with the Cross Jurisdictional Group and is providing information in response to the voluntary request. The Cross Jurisdictional Group has indicated that it would like the Company to change its disclosures in certain respects, and that it intends to seek the payment of a penalty in an unspecified amount.

As of June 30, 2016, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

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

We intend to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of June 30, 2016 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

11.	Income Taxes

During the six months ended June 30, 2016, the Company recorded an income tax benefit of $(516,000), which consists of $155,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $116,000 of foreign and state current tax expense, $23,000 related to interest accrued on unrecognized tax benefits, $(91,000) related to the impact of a tax law change in Israel, and $(719,000) related to the settlement in the second quarter of 2016 of a state tax position that was previously unrecognized. During the three months ended June 30, 2016, the Company recorded an income tax benefit of $(583,000), which consists of $76,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $57,000 of foreign and state current tax expense, $3,000 related to interest accrued on unrecognized tax benefits and $(719,000) related to the settlement in the second quarter of 2016 of a state tax audit, resulting in the release of a reserve for an uncertain tax position.

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

The Company’s year-to-date June 30, 2016 effective tax rate was less than the U.S. statutory rate of 34% primarily due to an increase in the Company’s valuation allowance and the decrease in unrecognized tax benefits resulting from a state settlement. The Company’s year-to-date June 30, 2015 effective tax rate was less than the U.S. statutory rate primarily due to the utilization of tax losses not previously recorded due to the Company’s valuation allowance.

12.	Related Party Transactions

The Company has multiple, on-going engagements with MLLNNL, LLC (“Mllnnl”), a marketing agency that employs, and was co-founded by, an employee of the Company’s wholly-owned subsidiary, Smooch Labs, Inc. (“Smooch Labs”). In June 2016, the Company engaged Mllnnl to provide the Company with marketing consultation services. For the three and six months ended June 30, 2016, the Company has expensed $121,000 and $172,000, respectively, for services performed by Mllnnl.

There were no related party transactions during the three and six months ended June 30, 2015.

13.	Business Combinations

On October 14, 2015, the Company completed the acquisition of all the outstanding shares of Smooch Labs, an unrelated third party and owner of dating app, JSwipe.

The purchase agreement with Smooch Labs included contingent earnout consideration up to an additional $10.0 million to be paid with a combination of one-third cash and two-thirds stock based upon Smooch Lab’s performance against certain agreed-upon operating objectives for the years ending December 31, 2016 and 2017. Management has completed an evaluation of the probability of the performance milestones being achieved within the related earnout periods, and determined that the performance milestones would not likely be achieved. As such, management has not recorded any contingent consideration as of the acquisition date or June 30, 2016. Management would classify a contingent consideration liability within Level 3 of the fair value hierarchy, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

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

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Pro forma revenues	$12,262	$25,748
Pro forma net loss	$(467)	$(84)

14.Subsequent Events

Purchase Agreement and Warrant

On August 9, 2016, the Company issued and sold to PEAK6 Investments, L.P. an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share pursuant to the terms of a purchase agreement dated as of August 9, 2016, for an aggregate purchase price of $7.8 million.  The Company also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement (the “Warrant Agreement”) dated as of August 9, 2016.  One-half of the shares subject to the warrant vest when the closing price of the Company’s common stock on the New York Stock Exchange equals or exceeds $2.50 per share for 15 trading days during a 30-trading day period and the remaining one-half of the shares subject to the warrant vest when the closing price of the Company’s common stock equals or exceeds $3.50 per share for 15 trading days during a 30-trading day period.  The warrant has a five-year term.  The Warrant Agreement provides that PEAK6 shall not have the right to exercise the warrant to the extent that after giving effect to such exercise

PEAK6 would beneficially own in excess of 29.99% of the number of shares of common stock of the Company outstanding immediately after giving effect to the issuance of shares upon such exercise; provided, however, that if this restriction results in PEAK6 being unable to exercise the warrant at the end of the five-year term, the warrant term shall be extended for an additional one year.

The shares of common stock issued pursuant to the Purchase Agreement, the warrant and the shares of common stock issuable upon exercise of the warrant have not been registered under the Securities Act of 1933, as amended (the “Securities Act”).  Pursuant to the terms of the Purchase Agreement, the Company has agreed to file with the Securities and Exchange Commission a registration statement with respect to the resale of the shares issued pursuant to the Purchase Agreement and any shares issued upon the exercise of the warrant.  PEAK6 also has been provided with preemptive rights with respect to certain future offerings of equity securities by the Company.

The Purchase Agreement also provides PEAK6 with the right to nominate two designees to the Company’s board of directors, provided that PEAK6 continues to hold the requisite number of shares of common stock of the Company as set forth in the Purchase Agreement.  The Purchase Agreement requires that the Company use its best efforts to ensure that each PEAK6 designee is included on the Company’s director nominee slate and in the Company’s proxy statements for meetings of stockholders of the Company called with respect to the election of directors.

Management Services Agreement

In connection with the execution of the Purchase Agreement and the Warrant Agreement, the Company entered into a management services agreement (the “Management Services Agreement”) dated as of August 9, 2016, with PEAK6 pursuant to which PEAK6 will provide marketing, technology, strategy, development and other services to the Company over a five-year period for a cash fee of $1.5 million per year.  In addition, in the event PEAK6 partners or employees are engaged to provide marketing or marketing related services to the Company either as replacement of Company employees or other external marketing resources engaged by the Company or as if they were Company employees, then the Company shall reimburse PEAK6 for the actual costs incurred of such PEAK6 partners or employees with respect to the marketing or marketing related services so provided to the Company; provided, however, that the amount to be reimbursed in any year by the Company for such marketing or marketing related services provided to the Company by PEAK6 partners or employees shall not exceed the lesser of “Saved Company Marketing Costs” or $1.8 million.  “Saved Company Marketing Costs” means the aggregate amount of fully burdened costs to the Company of the sales and marketing employees and external marketing resources (consulting or otherwise) that provided marketing or similar services to the Company that are replaced or reduced by PEAK6 partners or employees.

Rights Plan Amendment

In connection with the issuance of the shares of common stock and warrant to PEAK6, on August 9, 2016, the Company entered into Amendment No. 1 to the Company’s Rights Plan (the “Rights Plan Amendment”) with Computershare, Inc. in order to exempt the issuances of such shares and warrant from the operation of the Company’s Rights Plan.

The foregoing summaries of the terms of the Purchase Agreement, Warrant Agreement, Management Services Agreement and Rights Plan Amendment do not purport to be complete and are qualified in their entirety by the terms of the Purchase Agreement, Warrant Agreement, Management Services Agreement and Rights Plan Amendment which are attached as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 4.1, respectively, to the Company’s Form 8-K filed on August 10, 2016, and are incorporated herein by reference.

Appointment of Directors and Officers; Departure of Director and Officers

Daniel Rosenthal was appointed the Company’s Chief Executive Officer and David Budworth was appointed the Company’s Chief Technology Officer, each effective as of August 11, 2016.  Daniel Rosenthal and Brad Goldberg were also appointed to the Company’s board of directors as PEAK6’s director designees pursuant to the Purchase Agreement, effective as of August 10, 2016.  Mr. Goldberg was also appointed as a member of the nominating committee of the board of directors, effective as of August 10, 2016.

In connection with the transactions with PEAK6 described above, the employment of Michael Egan, the Company’s Chief Executive Officer, Shailen Mistry, the Company’s Chief Technology Officer, and John Volturo, the Company’s Chief Marketing Officer, will terminate with the Company effective as of September 9, 2016.  Mr. Egan resigned from the Company’s board of directors of the Company effective as of August 10, 2016. Mr. Egan’s resignation from the board of directors was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company expects to incur pre-tax charges of approximately $450,000 for severance benefits and other related expenses resulting from the PEAK6 transaction.

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

There were no significant changes to our critical accounting policies during the six months ended June 30, 2016, as compared to those policies disclosed in our 2015 Annual Report.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average Paying Subscribers
Jewish Networks	61,732	65,087	62,831	67,360
Christian Networks	117,016	126,214	120,598	128,537
Other Networks	11,182	12,594	11,261	12,773
Total Average Paying Subscribers	189,930	203,895	194,690	208,670

Average paying subscribers for the Jewish Networks segment decreased 5.2% to 61,732 in the three months ended June 30, 2016 compared to 65,087 in the same period last year, and decreased 6.7% to 62,831 in the six months ended June 30, 2016 compared to 67,360 in the same period in 2015.  Average paying subscribers for the Christian Networks segment decreased 7.3% to 117,016 in the three months ended June 30, 2016 compared to 126,214 in the same period last year, and decreased 6.2% to 120,598 in the six months ended June 30, 2016 compared to 128,537 in the same period in 2015. Average paying subscribers for the Other Networks segment decreased 11.2% to 11,182 in the three months ended June 30, 2016 compared to 12,594 in the same period last year, and decreased 11.8% to 11,261 in the six months ended June 30, 2016 compared to 12,773 in the same period in 2015. The decreases reflect reduced marketing investment within these segments.

Key Metric — Period Ending Subscribers

We regularly review period ending subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Period ending subscribers for each quarter represent the paying subscriber count as of the last day of the period.

Unaudited selected statistical information regarding period ending subscribers for our operating segments is shown in the table below.

	For the three and six months ended
	2016	2015
Period Ending Subscribers
Jewish Networks	59,868	62,991
Christian Networks	112,876	121,561
Other Networks	10,915	12,267
Total Period Ending Subscribers	183,659	196,819

Period ending subscribers for the Jewish Networks segment decreased 5.0% to 59,868 for the three and six months ended June 30, 2016 compared to 62,991 in the same period last year.  Period ending subscribers for the Christian Networks segment decreased 7.1% to 112,876 for the three and six months ended June 30, 2016 compared to 121,561 in the same period last year.  Period ending subscribers for the Other Networks segment decreased 11.0% to 10,915 for the three and six months ended June 30, 2016 compared to 12,267 in the same period last year.  The decrease in the period ending subscriber base reflects the reduced marketing investment in these segments.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	29.2	51.9	46.9	52.3
Sales and marketing	15.2	8.1	14.9	6.8
Customer service	9.2	5.9	9.7	5.7
Technical operations	3.4	1.7	3.2	1.7
Development	13.0	8.2	11.7	7.5
General and administrative	22.0	20.8	23.8	18.4
Depreciation	8.2	4.3	7.7	4.1
Amortization of intangible assets	0.9	0.1	0.8	0.1
Impairment of long-lived assets	0.6	0.3	0.5	0.4
Total cost and expenses	101.7	101.3	119.2	97.0
Operating (loss) income	(1.7)	(1.3)	(19.2)	3.0
Interest (income) expense and other, net	1.3	(1.9)	(0.1)	(0.4)
(Loss) income before (benefit) provision for income taxes	(3.0)	0.6	(19.1)	3.4
Income tax (benefit) provision	(6.4)	1.4	(2.7)	1.0
Net income (loss)	3.4%	(0.8)%	(16.4)%	2.4%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 1.6% and 3.1% of our revenue in the three months ended June 30, 2016 and 2015, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 25.8% to $9.1 million in the three months ended June 30, 2016 as compared to $12.3 million in the same period in 2015. The decrease was primarily attributable to declines in subscription revenue in our Jewish Networks and Christian Networks segments.

Revenue for Jewish Networks decreased 25.1% to $3.6 million in the three months ended June 30, 2016 as compared to $4.8 million in the same period in 2015. The lower Jewish Networks revenue reflects the aforementioned 5.2% decrease in average paying subscribers coupled with a 21.0% decrease in average revenue per user (“ARPU”) driven by a significant increase in the proportion of six month subscriptions sold and increased promotional discounts activity. Revenue for Christian Networks decreased 27.1% to $5.0 million in the three months ended June 30, 2016 as compared to $6.9 million in the same period in 2015. The lower Christian Networks revenue reflects the aforementioned 7.3% decrease in average paying subscribers coupled with a 19.8% decrease in ARPU driven by a significant increase in the proportion of six month subscriptions sold and increased promotional activity. Revenue for the Other Networks segment decreased 12.1% to $413,000 in the three months ended June 30, 2016 as compared to $470,000 in the same period in 2015. The decrease in Other Networks revenue is driven by a 11.2% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the three months ended June 30, 2016 decreased 25.6% to $9.2 million, as compared to $12.4 million in the same period in 2015. The decrease was primarily attributable to a decrease of $3.7 million in cost of revenue, offset by a $384,000 increase in sales and marketing.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 58.3% to $2.7 million in the three months ended June 30, 2016 as compared to $6.4 million in the same period in 2015. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses of $3.4 million, offset by severance payments of $52,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016. Direct marketing expenses for the Christian Networks segment decreased 77.5% to $1.0 million in the three months ended June 30, 2016 as compared to $4.5 million in the same period in 2015. The lower direct marketing expense primarily reflects lower online and offline advertising spend, as we reduce and reallocate our marketing investments to more efficient channels, partners and programming. Direct marketing expenses for the Jewish Networks segment decreased 50.0% to $372,000 in the three months ended June 30, 2016 as compared to $745,000 for the same period in 2015.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 38.6% to $1.4 million in the three months ended June 30, 2016 as compared to $1.0 million in the same period in 2015. The increase is primarily attributed to higher salaries and wages expense and severance payments of $48,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016. The increase is also attributed to an increase in public relations expense in the second quarter of 2016, primarily reflecting activities focused on promoting the JDate and ChristianMingle brands.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and also address site usage and dating questions from our members. Customer service expenses increased 16.5% to $840,000 in the three months ended June 30, 2016 as compared to $721,000 in the same period in 2015. The increase is primarily attributed to higher personnel costs and severance payments of $57,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 42.5% to $305,000 in the three months ended June 30, 2016 as compared to $214,000 in the same period in 2015. The increase is primarily attributed to higher salaries and wages expense due to changes in headcount and severance payments of $22,000 related to Company’s workforce and expense reduction initiative during the second quarter of 2016.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 17.1% to $1.2 million in the three months ended June 30, 2016 as compared to $1.0 million in the same period in 2015. The increase can be attributable to higher compensation expense associated with the expansion of our mobile development team and severance payments of $103,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 20.9% to $2.0 million in the three months ended June 30, 2016 as compared to $2.5 million in the same period in 2015.  The decrease can be attributed to lower legal expenses and a decrease in bad debt expense during the second quarter of 2016, offset by severance payments of $85,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased 40.2% to $746,000 in the three months ended June 30, 2016 as compared to $532,000 in the same period of 2015.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased to $78,000 in the three months ended June 30, 2016 as compared to $10,000 in the same period of 2015. The increase reflects amortization expense attributable to intangible assets acquired as part of the Smooch Labs acquisition in the fourth quarter of 2015.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets increased 40.5% to $52,000 in the three months ended June 30, 2016 as compared to $37,000 in the same period of 2015. The expenses reflect the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest (income) expense and other, net reflected $114,000 of interest expense in the three months ended June 30, 2016 as compared to $230,000 of interest income in the same period in 2015. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax (benefit) provision. Income tax (benefit) provision for the three months ended June 30, 2016 was $(583,000), which consists of $76,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $57,000 of foreign and state current tax expense, $3,000 related to interest accrued on unrecognized tax benefits, and $(719,000) related to the settlement in the second quarter of 2016 of a state tax position that was previously unrecognized. Income tax provision for the three months ended June 30, 2015 was $168,000, which consists of $57,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $93,000 of federal, foreign, and state current tax and $18,000 related to interest accrued on unrecognized tax benefits.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 1.9% and 4.7% of our revenue in the six months ended June 30, 2016 and 2015, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 26.4% to $19.0 million in the six months ended June 30, 2016 as compared to $25.7 million in the same period of 2015. The decrease was primarily attributable to declines in subscription revenue in our Jewish Networks and Christian Networks segments.

Revenue for Jewish Networks decreased 24.0% to $7.6 million in the six months ended June 30, 2016 as compared to $10.0 million in the same period in 2015. The lower Jewish Networks revenue reflects the aforementioned 6.7% decrease in average paying subscribers coupled with a 19.3% decrease in average revenue per user (“ARPU”) driven by a significant increase in the proportion of six month subscriptions sold and increased promotional activity. Revenue for Christian Networks decreased 29.0% to $10.4 million in the six months ended June 30, 2016 as compared to $14.7 million in the same period in 2015. The lower Christian Networks revenue reflects the aforementioned 6.2% decrease in average paying subscribers coupled with a 20.6% decrease in ARPU driven by a significant increase in the proportion of six month subscriptions sold and increased promotional activity. Revenue for the Other Networks segment decreased 11.0% to $852,000 in the six months ended June 30, 2016 as compared to $957,000 in the same period in 2015. The decrease in Other Networks revenue is driven by an 11.8% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the six months ended June 30, 2016 decreased 9.6% to $22.6 million, as compared to $25.0 million in the same period in 2015. The decrease was primarily attributable to a $4.6 million decrease in cost of revenue, offset by increases of $1.1 million in sales and marketing and $363,000 in customer service expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 34.0% to $8.9 million in the six months ended June 30, 2016 as compared to $13.5 million in the same period in 2015. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses of $4.4 million, offset by severance payments of $52,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016. Direct marketing expenses for the Christian Networks segment decreased 44.6% to $5.4 million in the six months ended June 30, 2016 as compared to $9.8 million in the same period in 2015. The lower direct marketing expense primarily reflects lower online and offline advertising spend, as we reduce and reallocate our marketing investments to more efficient channels, partners and programming. Direct marketing expenses for the Jewish Networks segment decreased 35.3% to $869,000 in the six months ended June 30, 2016 as compared to $1.3 million for the same period in 2015.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 61.7% to $2.8 million in the six months ended June 30, 2016 as compared to $1.8 million in the same period in 2015. The increase is primarily attributed to higher salaries and wages expense and severance payments of $48,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016. The increase is also attributed to an increase in public relations expense in the first quarter of 2016, primarily reflecting activities focused on promoting the JDate and ChristianMingle brands.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and also address site usage and dating questions from our members. Customer service expenses increased 24.7% to $1.8 million in the six months ended June 30, 2016 as compared to $1.5 million in the same period in 2015. The increase is primarily attributed to higher personnel costs reflecting increased support of our core websites in the first quarter of 2016 following the relaunch of the JDate and ChristianMingle websites and severance payments of $57,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 41.3% to $602,000 in the six months ended June 30, 2016 as compared to $426,000 in the same period in 2015. The increase is primarily attributed to higher salaries and wages expense due to changes in headcount and severance payments of $22,000 related to Company’s workforce and expense reduction initiative during the second quarter of 2016.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 14.8% to $2.2 million in the six months ended June 30, 2016 as compared to $1.9 million in the same period in 2015. The increase can be attributable to higher compensation expense associated with the expansion of our mobile development team and severance payments of $103,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016.

General and administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 5.4% to $4.5 million in the six months ended June 30, 2016 as compared to $4.8 million in the same period in 2015. The decrease can be primarily attributed to lower overhead and legal expenses, and a decrease in bad debt expense during the second quarter of 2016, offset by severance payments of $85,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased 39.5% to $1.5 million in the six months ended June 30, 2016 as compared to $1.0 million in the same period of 2015.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased to $156,000 in the six months ended June 30, 2016 as compared to $20,000 in the same period of 2015. The increase reflects amortization expense attributable to intangible assets acquired as part of the Smooch Labs acquisition in the fourth quarter of 2015.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets decreased 14.2% to $91,000 in the six months ended June 30, 2016 as compared to $106,000 in the same period of 2015. The expenses reflect the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest (income) expense and other, net reflected $27,000 of interest income in the six months ended June 30, 2016 as compared to $112,000 of interest income in the same period in 2015. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax (benefit) provision. Income tax (benefit) provision for the six months ended June 30, 2016 was $(516,000), which consists of $155,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $116,000 of foreign and state current tax expense, $23,000 related to interest accrued on unrecognized tax benefits, $(91,000) related to the impact of a tax law change in Israel, and $(719,000) related to the settlement in the second quarter of 2016 of a state tax position that was previously unrecognized. Income tax provision for the six months ended June 30, 2015 was $253,000, which consists of $80,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $136,000 of federal, foreign, and state current tax and $37,000 related to interest accrued on uncertain tax positions.

Liquidity and Capital Resources

As of June 30, 2016 we had cash and cash equivalents of $3.1 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash used in operations was $1.7 million in the first six months of 2016, as compared to $2.5 million of net cash provided by operations for the same period in 2015. The negative operating cash flow in 2016 was driven by our decision to invest more heavily in direct marketing during the first quarter of 2016.

Net cash used in investing activities was $1.8 million in the first six months of 2016, as compared to $1.4 million in the same period in 2015. The increase reflects purchases of fixed assets and capitalized software in the normal course of business.

Net cash provided by financing activities was $0 in the first six months of 2016 as compared to $1.9 million of cash provided by financing activities in the same period in 2015. Cash provided by financing activities in the first six months of 2015 reflect proceeds from the exercise of stock options.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of June 30, 2016, borrowing under the Credit Agreement was not available to the Company as a result of not meeting the foregoing financial covenants.

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

As of June 30, 2016, we held cash of approximately $198,000 denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this Quarterly Report on From 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 16, 2013, we announced that our Board of Directors authorized the repurchase of up to $5.0 million of our common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that we deem appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in our sole discretion. We are not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. On April 6, 2016, our Board of Directors authorized the expansion of the repurchase program such that total availability increased from $2.6 million to $5.0 million.

During the six months ended June 30, 2016, we did not make any stock repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit No.	Description

4.1

Amendment No. 1 dated August 9, 2016 to Rights Plan dated July 9, 2007 between Spark Networks, Inc. and Computershare Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.1

Purchase Agreement between PEAK6 Investments, L.P. and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.2

Warrant Agreement between PEAK6 Investments, L.P. and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.3

Management Services Agreement between PEAK6 Investments, L.P. and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.4

Employment Letter between Daniel Rosenthal and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.5

Employment Letter between David Budworth and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

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

Date: August 10, 2016