Form 10-Q
period 2016-09-30
SPARK NETWORKS INC
filed 2016-11-10
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 31,874,193 shares of common stock, par value $0.001 per share, outstanding as of November 8, 2016.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,332	$6,565
Restricted cash	506	747
Accounts receivable (net of allowance for doubtful accounts of $101 and $99 at September 30, 2016, and December 31, 2015, respectively)	463	790
Prepaid expenses and other	653	1,341
Total current assets	12,954	9,443
Property and equipment, net	5,180	5,584
Goodwill	14,681	14,450
Intangible assets, net	3,228	3,451
Deposits and other assets	119	148
Total assets	$36,162	$33,076
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	605	1,749
Accrued liabilities	2,468	3,854
Deferred revenue	4,908	5,834
Total current liabilities	7,981	11,437
Deferred tax liability - non-current	2,230	2,136
Other liabilities	319	537
Total liabilities	10,530	14,110
Commitments and Contingencies (Note 11)
Stockholders' equity:
10,000,000 shares of Preferred Stock authorized, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	-	-
100,000,000 shares of Common Stock authorized, $0.001 par value, with 31,874,193 and 25,845,879 shares of Common Stock issued and outstanding at September 30, 2016 and December 31, 2015	32	27
Additional paid-in-capital	87,019	77,188
Accumulated other comprehensive income	742	739
Accumulated deficit	(62,161)	(58,988)
Total stockholders' equity	25,632	18,966
Total liabilities and stockholders' equity	$36,162	$33,076

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$8,391	$11,682	$27,348	$37,430
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,323	5,593	11,205	19,058
Sales and marketing	1,103	1,144	3,935	2,895
Customer service	523	769	2,356	2,239
Technical operations	419	210	1,021	636
Development	962	1,053	3,172	2,978
General and administrative	2,438	2,933	6,953	7,704
Depreciation	738	562	2,196	1,607
Amortization of intangible assets	68	10	224	30
Impairment of long-lived assets	58	26	149	132
Total cost and expenses	8,632	12,300	31,211	37,279
Operating (loss) income	(241)	(618)	(3,863)	151
Interest (income) expense and other, net	(82)	191	(109)	79
(Loss) income before provision for income taxes	(159)	(809)	(3,754)	72
Income tax (benefit) provision	(65)	13	(581)	266
Net loss	(94)	(822)	(3,173)	(194)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	28	-	4	(5)
Comprehensive loss	$(66)	$(822)	$(3,169)	$(199)

Net loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.12)	$(0.01)
Weighted average shares outstanding - basic and diluted	29,212	25,188	27,003	24,991

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation
Sales and marketing	$(68)	$11	$27	$19
Customer service	4	-	8	-
Technical operations	(32)	-	12	-
Development	7	5	18	8
General and administrative	207	159	719	485

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,173)	$(194)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,420	1,637
Impairment of long-lived assets	149	132
Stock-based compensation	784	512
Foreign exchange (gain) loss on intercompany loan	(166)	39
Provision for deferred income taxes	94	93
Settlement of unrecognized tax benefits	(719)	-
Bad debt expense	52	99
Changes in operating assets and liabilities:
Accounts receivable, net	275	76
Restricted cash	241	233
Prepaid expenses and other assets	696	866
Accounts payable and accrued liabilities	(1,488)	863
Deferred revenue	(926)	(785)
Other liabilities	(218)	(198)
Net cash (used in) provided by operating activities	(1,979)	3,373
Cash flows from investing activities:
Purchases of property and equipment	(2,306)	(2,675)
Net cash used in investing activities	(2,306)	(2,675)
Cash flows from financing activities:
Proceeds from issuance of stock	9,052	2,933
Repurchases of common stock	-	(885)
Net cash provided by financing activities	9,052	2,048
Net increase in cash	4,767	2,746
Cash and cash equivalents at beginning of year	6,565	11,696
Cash and cash equivalents at end of year	$11,332	$14,442
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14	$95
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$26	$338

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses several specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance in ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

For the three and nine months ended September 30, 2016 and September 30, 2015, all stock options, restricted stock units, and performance-based restricted stock units outstanding during the period were excluded from the weighted average number of shares of common stock outstanding calculation because they would have been anti-dilutive.

The elements used in the computation of basic and diluted net loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2016	2015	2016	2015
Net Loss Per Share - Basic and Diluted
Net loss applicable to common stock	$(94)	$(822)	$(3,173)	$(194)
Weighted average shares outstanding - basic and diluted	29,212	25,188	27,003	24,991
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.03)	$(0.12)	$(0.01)

4.	Revolving Credit Facility

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

Borrowings under the Credit Agreement bear interest at the prime rate (which shall have a floor of 3.25%) plus 0.25% (3.75% at September 30, 2016). In addition, the Company is required to pay a quarterly unused line fee equal to 0.30% per annum of the unused portion of the revolving line of credit during the applicable quarter. The Credit Agreement provides for interest-only payments during its term, with principal due at maturity. Pursuant to the Credit Agreement and the intellectual property security agreement entered into by each of the borrowers on January 22, 2016 (each an “IP Security Agreement”), the Company has granted to the Bank a security interest in substantially all of its respective personal property, including intellectual property, to secure the obligations under the Credit Agreement and the other loan documents.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of September 30, 2016, credit extensions under the Credit Agreement were not available to the Company as a result of the foregoing financial covenants.

As of September 30, 2016, there were no outstanding borrowings under the Credit Agreement. In connection with the Credit Agreement, the Company paid deferred financing costs, with the current portion included in prepaid expenses and other, and the long-term portion classified as deposits and other assets.  The deferred financing costs are amortized on a straight-line basis to interest (income) expense and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) through the maturity of the Credit Agreement on January 22, 2018. Amortization expense for the deferred financing costs for the three and nine months ended September 30, 2016 was $12,000 and $32,000, respectively. The unamortized balance of deferred financing costs was $62,000 as of September 30, 2016.

5.	Impairment of Long-lived Assets

During the three and nine months ended September 30, 2016, the Company impaired $58,000 and $149,000, respectively, of long-lived assets primarily related to the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. During the three and nine months ended September 30, 2015, the Company impaired $26,000 and $132,000, respectively, of long-lived assets.

6.	Goodwill and Intangible Assets

Management reviews the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. Given declines in the Company’s market value of common stock, sustained decreases in revenue, and turnover in key management during 2016, management identified potential indicators of impairment and calculated updated estimates of fair value for each of the Company’s reporting units during the third quarter of 2016. Management’s prior determination of the fair value of the reporting units was estimated based on the income approach and market approach. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. The market approach uses the guideline public companies method, where value is estimated by comparing the Company to similar companies with publicly traded ownership interests.  After updating management’s assumptions and projections, the estimated fair value determined under the income approach exceeded the respective carrying value of each reporting segment, however, the excess value related to our Jewish Networks reporting segment was smaller than the excess value observed within our other reporting segments and may be at risk for failing step one of the goodwill impairment test in the future if future cash flow projections are not met. Publicly available market data additionally supports the indicated fair value of the reporting segments; however, a guideline public company model was not utilized during the interim assessment. Future cash flows could vary significantly from management projections included in its assessment due to: (i) increased competition within our industry; (ii) changes in consumer sentiment towards dating websites and applications; and (iii) our ability to engage and market to new and existing customers. As such, management will continue to monitor the potential impairment of goodwill and indefinite-lived intangible assets and notes that changes to the key assumptions and factors used in its analysis may result in the future failure of step one of the goodwill impairment test and may also result in a future impairment of goodwill and indefinite-lived intangible assets.

7.	Stockholders’ Equity

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

On April 6, 2016, the Company’s Board of Directors authorized the expansion of the repurchase program such that total availability increased from $2.6 million to $5.0 million. During the three and nine months ended September 30, 2016, the Company did not make any stock repurchases. During the nine months ended September 30, 2015, the Company repurchased 288,284 shares of common stock for $885,000.

8.	Stock-Based Compensation

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

Pursuant to the 2007 Plan’s “evergreen” provision, on the first day of each calendar year beginning in 2009, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Company common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors. As of September 30, 2016, the 2007 Plan had 6.3 million shares available for issuance.

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

For the three and nine months ended September 30, 2016, compensation expense for stock options was $54,000 and $168,000, respectively. For the three and nine months ended September 30, 2015, compensation expense for stock options was $40,000 and $118,000, respectively. As of September 30, 2016, there was $379,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of two years.

Trigger Price Options

Trigger price options awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the nine months ended September 30, 2016, the Company entered into an agreement with an executive officer whereby the Company granted 360,000 trigger price options to the participant with an aggregate fair value of $51,000. During the three months ended September 30, 2016, the employment of three executive officers was terminated, and the trigger price options were forfeited.

The Company reversed $98,000 of compensation expense related to unvested trigger price options during the three months ended September 30, 2016.

Compensation expense is recognized over a service period of approximately two years. For the three and nine months ended September 30, 2016, compensation expense for trigger price options was $18,000 and $50,000, respectively. For the three and nine months ended September 30, 2015, compensation expense for trigger price options was $64,000 and $121,000, respectively. Management has determined the fair value of the options as of the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The input variables include stock price volatility and risk-free interest rate to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

As of September 30, 2016, there was $25,000 of unrecognized compensation cost related to trigger price options which will be fully recognized by July 31, 2017.

The following table describes employee stock and trigger price option activity for the three and nine months ended September 30, 2016 (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	1,921	$7.67
Granted	540	6.61
Exercised	-	-
Expired	-	-
Forfeited	(36)	6.49
Outstanding at March 31, 2016	2,425	$7.45
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(128)	5.68
Outstanding at June 30, 2016	2,297	$7.55
Granted	83	1.48
Exercised	-	-
Expired	(5)	2.18
Forfeited	(1,115)	8.21
Outstanding at September 30, 2016	1,260	$6.59

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed with respect to the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.

During 2014, the Company awarded 125,000 performance-based restricted shares to an executive officer that vest over a period of two years. As of September 30, 2016, the performance conditions have been met. Non-vested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest. During 2015, the Company awarded 25,000 restricted shares to the same executive officer. The Company did not award any restricted stock during the three and nine months ended September 30, 2016.

Compensation expense for restricted stock awards is recognized over the requisite service period of two years. The Company recognizes share-based compensation on a graded or straight-line basis depending on the terms of the award. For the three and nine months ended September 30, 2016, compensation expense was $10,000 and $30,000, respectively. For the three and nine months ended September 30, 2015, compensation expense was $27,000 and $176,000, respectively. As of September 30, 2016, there was $10,000 of unrecognized compensation cost related to unvested restricted stock awards which will be fully recognized by December 31, 2016.

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the nine months ended September 30, 2016, the Company entered into agreements with several executive officers and employees whereby the Company may grant up to 267,000 RSUs based upon the achievement of certain performance-based goals at the discretion of our Compensation Committee. In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted EBITDA, additional restricted stock may be earned up to a maximum amount. Upon achievement of the performance condition, the non-vested performance awards will vest immediately.

Considerable judgment is required in assessing the estimated level of achievement of the performance goals. During the three and nine months ended September 30, 2016, the employment of three executive officers was terminated, and management adjusted its estimated level of achievement of the performance goals for all executive officers and employees. The Company recognized compensation benefit of $(108,000) and $(173,000) during the three and nine months ended September 30, 2016. As of September 30, 2016, there are 60,000 performance-based RSUs remaining that may be granted if the performance conditions are achieved. For the three and nine months ended September 30, 2015, compensation expense for RSUs was $44,000 and $97,000, respectively.

During the nine months ended September 30, 2016, the Company also granted an executive officer and an employee approximately 52,000 RSUs, which vested immediately. The total compensation expense recognized for these RSUs during this period was $159,000.

During the three and nine months ended September 30, 2016, the Company recognized compensation expense of $154,000 and $462,000, respectively, related to awards granted to the Board of Directors during the fourth quarter of 2015, of which 25% of the RSUs subject to the award vest each quarter such that all RSUs are vested by November 30, 2016. As of September 30, 2016, there was $72,000 of unrecognized compensation cost related to these RSUs, which will be fully recognized by November 30, 2016.

During the three months ended September 30, 2016, the Company granted approximately 90,000 RSUs to the Board of Directors in lieu of cash fees for the third and fourth quarters of 2016. The awards vest 50% on September 30, 2016, and 50% on December 31, 2016. For the three months ended September 30, 2016, compensation expense was $88,000. As of September 30, 2016, there was $88,000 of unrecognized compensation cost related to these RSUs, which will be fully recognized by December 31, 2016.

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

Amendment to Bylaws

On September 23, 2016, the Board of Directors approved the amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), effective the same date. In order to preserve certain tax benefits of the Company, the Company’s Amended and Restated Bylaws add Article VII, which imposes certain restrictions on the transfer of the Company’s securities (the “Tax Benefit Preservation Provision”). The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the United States Internal Revenue Code of 1986 (the “IRC”), or any successor statute if the Board of Directors determines that the Tax Benefit Preservation Provision is no longer necessary to preserve the tax benefits of the Company; (ii) the beginning of a taxable year of the Company to which the Board of Directors determines that no tax benefits may be carried forward; or (iii) such other date as the Board of Directors shall fix in accordance with the Amended and Restated Bylaws. Until the expiration of the transfer restrictions, any attempted transfer of the Company’s common stock shall be prohibited and void to the extent that, as a result of the transfer (or any series of transfers of which such transfer is a part), either (i) any person of group of persons would own 4.9% or more of the Company’s Common Stock directly or indirectly, as deemed to constructively own or otherwise aggregated pursuant to Section 382 of the IRC; (ii) the ownership interest in the Company of any person of group of persons owning 4.9% or more of the Company’s Common Stock would be increased; or (iii) any shareholder holding 5% or more of the total market value of the Company’s securities transfers, or agrees to transfer, any securities of the Company; provided, however, that settlement of any transaction in the Company’s securities entered into through the facilities of the New York Stock Exchange, Inc. are not precluded by (iii) above. Notwithstanding the foregoing, nothing in the Tax Benefit Preservation Provision shall prevent a person from transferring the Company’s common stock to a new or existing

“public group” of the Company, as defined in Treasury Regulation Section 1.382-2T(f)(13), and the transfer restrictions shall not apply to transfers that have been approved by the Board of Directors in accordance with the procedures set forth in the Amended and Restated Bylaws.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2016.

(in thousands, net of tax)	Foreign Currency Translation
Balance at December 31, 2015	$739
Other comprehensive (loss) income before reclassifications	(21)
Balance at March 31, 2016	$718
Other comprehensive (loss) income before reclassifications	(4)
Balance at June 30, 2016	$714
Other comprehensive (loss) income before reclassifications	28
Balance at September 30, 2016	$742

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2016.

10.	Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue
Jewish Networks	$3,322	$4,613	$10,944	$14,639
Christian Networks	4,673	6,581	15,122	21,294
Other Networks	385	466	1,238	1,423
Offline and Other Businesses	11	22	44	74
Total Revenue	$8,391	$11,682	$27,348	$37,430

Direct Marketing Expenses
Jewish Networks	$420	$619	$1,289	$1,963
Christian Networks	750	3,664	6,172	13,452
Other Networks	60	141	285	389
Offline and Other Businesses	-	-	-	-
Total Direct Marketing Expenses	1,230	4,424	7,746	15,804
Unallocated Operating Expenses	7,402	7,876	23,465	21,475
Operating (Loss) Income	$(241)	$(618)	$(3,863)	$151

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

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. A motion filed by Spark Networks to coordinate the two matters in Los Angeles Superior Court was granted. During the nine months ended September 30, 2016, the parties reached a settlement including the following terms:  (1) individual settlement payments of $4,000 each in statutory damages and $5,000 each in service awards to plaintiffs Werner and Wright, and (2) $450,000 in attorneys’ fees and costs to compensate Werner and Wright’s counsel for their time and out-of-pocket expenses.  On April 19, 2016, the plaintiffs’ counsel filed a motion for an order granting approval of the settlement. On June 27, 2016, the judge approved the settlement during the hearing on the Motion for Preliminary Approval of Class Action Settlement. All amounts have been paid as of September 30, 2016.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging inter alia violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law and its regulations. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to these motions to certify the class actions was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016 the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. On March 10, 2016, the Consumer Council filed an objection to the settlement agreement, arguing inter alia that the benefits offered to the clients are insufficient, and that the Company's new business model does not comply with certain legal requirements. The Company and the plaintiffs filed their responses on March 24, 2016. On April 14, 2016, the Attorney General notified the Court that it has no objection to the settlement agreement. As of September 30, 2016, the judge has not yet approved the settlement agreement. The Company has recorded an accrual of $52,000 for the probable cost related to resolving this matter as of September 30, 2016.

Scottsdale Insurance Co. v. Spark Networks, Inc., et al.

On January 13, 2016, Scottsdale filed a complaint for declaratory relief and reimbursement/unjust enrichment against Spark Networks, Inc. in the United States District Court for the Central District of California. In its complaint, Scottsdale alleges that, after the Company was sued in the Werner Complaint, the Company tendered its defense and indemnity to Scottsdale pursuant to the terms of the business and management indemnity insurance policy that Scottsdale had issued to the Company on November 1, 2012. The complaint alleges that, after receiving the demand, Scottsdale accepted the defense of the Company in the Werner Complaint under a reservation of rights, including Scottsdale’s right to seek reimbursement of any amounts paid to defend against non-covered claims. The Company filed its answer and counterclaims against Scottsdale on March 7, 2016, in which it sought damages for Scottsdale’s breach of policy and breach of the implied covenant of good faith and fair dealing. The parties executed a settlement agreement on July 6, 2016, whereby Scottsdale reimbursed the Company $238,000 for all reasonable and necessary attorney’s fees and costs in defense against the Werner Complaint as of September 30, 2016.

City of Santa Monica, California – City Attorney General Investigation

On May 16, 2016, representatives from Spark Networks met with representatives from a cross-jurisdictional working group consisting of consumer fraud attorneys from the City of Santa Monica and offices of the District Attorney from the counties of Los Angeles, Santa Cruz, Santa Clara and San Diego (“Cross Jurisdictional Group”). This meeting was held at the request of the Cross Jurisdictional Group, as a “pre-filing” meeting to explain and potentially resolve issues over auto-renewal disclosures by the Spark Network websites. The Cross Jurisdictional Group contends that the Spark Network websites violate California law on disclosure of auto-renewal terms and ability to cancel auto-renewal. They also claim that the Spark Networks websites violate California dating contract statues, which (where applicable) require a three day right to cancel. The Cross Jurisdictional Group sent a voluntary document request (not a subpoena) to the Company on June 2, 2016. The Company is cooperating with the Cross Jurisdictional Group and is providing information in response to the voluntary request. The Cross Jurisdictional Group has indicated that it would like the Company to change its disclosures in certain respects, and that it intends to seek the payment of a penalty in an unspecified amount. As of September 30, 2016, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

Banertek LLC vs. Spark Networks, Inc.

On August 1, 2016, Banertek LLC filed a complaint for patent infringement with a demand for jury trial against Spark Networks, Inc. The Company has been served with the complaint and summons as of October 10, 2016, and has until December 1, 2016 to respond to the complaint. As of September 30, 2016, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

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

We intend to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of September 30, 2016 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

12.	Income Taxes

During the nine months ended September 30, 2016, the Company recorded an income tax benefit of $(581,000), which consists of $116,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, $86,000 of foreign and state current tax expense, $27,000 related to interest accrued on unrecognized tax benefits, $(91,000) related to the impact of a tax law change in Israel, and $(719,000) related to the settlement in the second quarter of 2016 of a state tax position that was previously uncertain. During the three months ended September 30, 2016, the Company recorded an income tax benefit of $(65,000), which consists of $(39,000) of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, $(32,000) of foreign and state current tax expense, and $6,000 related to interest accrued on unrecognized tax benefits.

The Company recorded a provision for income tax of $266,000 for the nine months ended September 30, 2015, which consists of $105,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, $105,000 of foreign and state current taxes payable and $56,000 related to interest accrued on unrecognized tax benefits. During the three months ended September 30, 2015, the Company recorded a provision for income tax of

$13,000, which consists of $25,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, a $31,000 decrease to foreign and state current taxes payable and $19,000 related to interest accrued on unrecognized tax benefits.

The Company’s year-to-date September 30, 2016 effective tax rate was less than the U.S. statutory rate of 34% primarily due to an increase in the Company’s valuation allowance and the decrease in unrecognized tax benefits resulting from a state settlement. The Company’s year-to-date September 30, 2015 effective tax rate was less than the U.S. statutory rate primarily due to the utilization of tax losses not previously benefitted due to the Company’s valuation allowance.

13.Related Party Transactions

MLLNNL, LLC

The Company has multiple, on-going engagements with MLLNNL, LLC (“Mllnnl”), a marketing agency that employs, and was co-founded by, an employee of the Company’s wholly-owned subsidiary, Smooch Labs, Inc. (“Smooch Labs”). In June 2016, the Company engaged Mllnnl to provide marketing consultation services. For the three and nine months ended September 30, 2016, the Company has expensed $182,000 and $354,000, respectively, for services performed by Mllnnl.

PEAK6 Investments, L.P.

Purchase Agreement and Warrant

On August 9, 2016, the Company issued and sold to PEAK6 Investments, L.P. (“PEAK6”) an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share pursuant to the terms of a purchase agreement dated as of August 9, 2016 (the “Purchase Agreement”), for an aggregate purchase price of $7.8 million. The Company also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement (the “Warrant Agreement”) dated as of August 9, 2016.  One-half of the shares subject to the warrant vest when the closing price of the Company’s common stock on the New York Stock Exchange equals or exceeds $2.50 per share for 15 trading days during a 30-trading day period and the remaining one-half of the shares subject to the warrant vest when the closing price of the Company’s common stock equals or exceeds $3.50 per share for 15 trading days during a 30-trading day period.  The exercise period of the warrant commences on February 8, 2017 and has a five-year term from the date of the agreement.  The Warrant Agreement provides that PEAK6 shall not have the right to exercise the warrant to the extent that PEAK6 would beneficially own in excess of 29.99% of the number of shares of common stock outstanding of the Company. If this restriction results in PEAK6 being unable to exercise the warrant at the end of the five-year term, the warrant term shall be extended one year. Subsequent to the stock purchase and as of September 30, 2016, PEAK6 holds a 15.7% ownership of the Company.

Management assessed whether the issuance of warrants represents a liability or equity instrument, and has determined that the warrants issued to PEAK6 are linked to equity instruments that are deemed to be indexed to the Company’s own stock. As such, the Company classified the warrant as equity at its fair value at the time of issuance and reassesses the equity classification at each balance sheet date. At September 30, 2016, management concluded that the equity classification remains appropriate for the warrant, as there have been no amendments or modifications to the terms of the warrant since the effective date of the Warrant Agreement.

Management has determined the fair value of the warrant as of the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The input variables include stock price volatility and risk-free interest rate to estimate the probability of satisfying the market conditions and the resulting fair value of the award. The warrant’s fair value of $3.3 million is included in additional paid-in capital, and the residual proceeds from the Purchase Agreement have been allocated to the shares of common stock of the Company issued to PEAK6.

In connection with the issuance of the shares of common stock and warrant to PEAK6, on August 9, 2016, the Company entered into Amendment No. 1 to the Company’s Rights Plan (the “Rights Plan Amendment”) with Computershare, Inc. in order to exempt the issuances of such shares and warrant (including the shares issuable upon exercise of the warrant) from the operation of the Company’s Rights Plan.

In connection with the Purchase Agreement, Daniel Rosenthal was appointed the Company’s Chief Executive Officer and David Budworth was appointed the Company’s Chief Technology Officer, each effective as of August 11, 2016.  Daniel Rosenthal and Brad Goldberg were also appointed to the Company’s Board of Directors as PEAK6’s director designees pursuant to the Purchase Agreement, effective as of August 10, 2016.  Mr. Goldberg was also appointed as a member of the nominating committee and compensation committee of the Board of Directors, effective as of August 10, 2016. Mr. Goldberg currently serves as the President of PEAK6, and Mr. Rosenthal and Mr. Budworth are both partners at PEAK6. Mr. Rosenthal and Mr. Budworth’s compensation for their services to the Company totaling $700,000 annually is included within general and administrative and technical operations expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Management Services Agreement

In connection with the execution of the Purchase Agreement, the Company entered into a management services agreement (the “Management Services Agreement”) dated as of August 9, 2016, with PEAK6 pursuant to which PEAK6 will provide certain marketing, technology, strategy, development and other services to the Company over a five-year term, for a cash fee of $1.5 million per year (the “Management Fee”), which will be paid on a quarterly basis in an amount of $375,000 per quarter. The Management Fee excludes reimbursement of marketing costs as described below, which are costs in addition to the Management Fee.

At its discretion, PEAK6 may invoice each quarter for an amount different than the contractual amount, however, the amounts cannot exceed the contractual amount of $375,000 per quarter, other than for marketing costs as described below. If the quarterly invoice is for an amount less than the contractual amount, PEAK6 does not have the right to bill any additional fees in any future period, as the amounts invoiced represent the full amount due for the services provided by PEAK6 to the Company for each specific quarter.

During the first quarterly payment period beginning September 1, 2016, which includes a stub period payment for the period from the effective date through August 31, 2016, PEAK6 invoiced the Company a Management Fee of $310,000, representing the full amount due for services expected to be provided for the period ended November 30, 2016, excluding marketing costs as described below. The Management Fee may increase up to the contractual amount in future periods. The Management Fee expense is included within technical operations, development, and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and nine months ended September 30, 2016, Management Fee expense to PEAK6 was $143,000.The prepaid expenses balance related to the Management Fee was $167,000 at September 30, 2016.

In addition, in the event that PEAK6 partners or employees are engaged to provide marketing or marketing related services to the Company either as replacement of Company employees or other external marketing resources engaged by the Company or as if they were Company employees, then the Company will reimburse PEAK6 for the actual costs incurred by such PEAK6 partners or employees. The amount to be reimbursed in any year by the Company for such marketing or marketing related services shall not exceed the lesser of “Saved Company Marketing Costs” or $1.8 million. “Saved Company Marketing Costs” is defined as the aggregate amount of fully burdened costs to the Company of the sales and marketing employees and external marketing resources (consulting or otherwise) that provided marketing or similar services to the Company that are replaced or reduced by the Company or PEAK6 partners or employees. The amounts reimbursed to PEAK6 for marketing and marketing related services are included as sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and nine months ended September 30, 2016, the Company has expensed $85,000 for sales and marketing services performed by PEAK6.

The Management Services Agreement may be terminated for convenience by the Company at any time after August 9, 2019, and may be terminated for cause at any time by PEAK6 or the Company upon the occurrence of certain events as set forth in the Management Services Agreement. Upon termination for convenience, the Company shall pay PEAK6 any unpaid quarterly payments that are due on or before the termination date. Upon termination for “cause” by PEAK6, the Company shall pay PEAK6 any unpaid quarterly payments that are due on or before the termination date, all Management Fees that would have been paid by the Company to PEAK6 in the first three years of the agreement less amounts actually paid, and the Warrant shall vest immediately without regard to any vesting conditions. Upon termination for cause by the Company, PEAK6 shall pay the Company an amount equal to the aggregate amount of all Management Fees paid by the Company during the term of the agreement.

Lloyd I. Miller, III

On August 22, 2016, the Company issued and sold to certain affiliates of Lloyd I. Miller, III (“Lloyd Miller”) an aggregate of 840,031 shares of common stock of the Company at a purchase price of $1.55 per share, for an aggregate purchase price of approximately $1.3 million. Lloyd Miller is a holder of more than 10% of the Company’s outstanding shares of capital stock.

There were no related party transactions during the nine months ended September 30, 2015.

14.	Business Combinations

On October 14, 2015, the Company completed the acquisition of all the outstanding shares of Smooch Labs, an unrelated third party and owner of dating app, JSwipe.

The purchase agreement with Smooch Labs included contingent earnout consideration up to an additional $10.0 million to be paid with a combination of one-third cash and two-thirds stock based upon Smooch Lab’s performance against certain agreed-upon operating objectives for the years ending December 31, 2016 and 2017. Management has completed an evaluation of the probability of the performance milestones being achieved within the related earnout periods, and determined that the performance milestones would not likely be achieved. As such, management has not recorded any contingent consideration as of the acquisition date or September 30, 2016. Management would classify a contingent consideration liability within Level 3 of the fair value hierarchy, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

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

The unaudited pro forma information does not reflect any integration activities or cost savings from operating efficiencies, synergies, asset dispositions, or other restructurings that could result from the acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the consolidated company.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2015
Pro forma revenues	$11,682	$37,430
Pro forma net loss	$(1,182)	$(1,266)
15.	Subsequent Events

In September 2013, the Company petitioned with the State of California Franchise Tax Board (“FTB”) for a reduction in the California apportionment percentage and amended its state tax returns for the tax years ending December 31, 2008, December 31, 2009, and December 31, 2010. In November 2016, the Company received notification from the State of California FTB that the audit of the amended state tax returns had closed, and received tax refunds for the amended periods totaling $332,000, reflecting acceptance of the petition and a decrease in the overall tax liability for these years. The Company will record this gain in the fourth quarter of 2016.

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

There were no significant changes to our critical accounting policies during the nine months ended September 30, 2016, as compared to those policies disclosed in our 2015 Annual Report.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average Paying Subscribers
Jewish Networks	57,684	63,538	61,115	66,086
Christian Networks	105,108	121,597	115,437	126,224
Other Networks	10,772	11,974	11,098	12,506
Total Average Paying Subscribers	173,564	197,109	187,650	204,816

Average paying subscribers for the Jewish Networks segment decreased 9.2% to 57,684 in the three months ended September 30, 2016 compared to 63,538 in the same period last year, and decreased 7.5% to 61,115 in the nine months ended September 30, 2016 compared to 66,086 in the same period in 2015.  Average paying subscribers for the Christian Networks segment decreased 13.6% to 105,108 in the three months ended September 30, 2016 compared to 121,597 in the same period last year, and decreased 8.5% to 115,437 in the nine months ended September 30, 2016 compared to 126,224 in the same period in 2015. Average paying subscribers for the Other Networks segment decreased 10.0% to 10,772 in the three months ended September 30, 2016 compared to 11,974 in the same period last year, and decreased 11.3% to 11,098 in the nine months ended September 30, 2016 compared to 12,506 in the same period in 2015. The decreases reflect reduced marketing and promotional activity within these segments. Total direct marketing expenses in the three months ended September 30, 2016 decreased 72.2% to $1.2 million compared to $4.4 million in the same period last year, and decreased 51.0% to $7.7 million in the nine months ended September 30, 2016 as compared to $15.8 million in the same period last year.  We expect continued declines in direct marketing expenses in the fourth quarter of 2016 as management develops, implements and refines our direct marketing strategy.

Key Metric — Period Ending Subscribers

We regularly review period ending subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Period ending subscribers for each quarter represent the paying subscriber count as of the last day of the period.

Unaudited selected statistical information regarding period ending subscribers for our operating segments is shown in the table below.

	September 30,
	2016	2015
Period Ending Subscribers
Jewish Networks	52,952	64,144
Christian Networks	95,047	122,068
Other Networks	10,234	11,620
Total Period Ending Subscribers	158,233	197,832

Period ending subscribers for the Jewish Networks segment decreased 17.4% to 52,952 as of September 30, 2016 compared to 64,144 in the same period last year. Period ending subscribers for the Christian Networks segment decreased 22.1% to 95,047 as of September 30, 2016 compared to 122,068 in the same period last year. Period ending subscribers for the Other Networks segment decreased 11.9% to 10,234 as of September 30, 2016 compared to 11,620 in the same period last year.  The decrease in the period ending subscriber base reflects the reduced marketing and promotional activity in these segments. Total direct marketing expenses decreased 72.2% to $1.2 million in the three months ended September 30, 2016 as compared to $4.4 million in the prior year period.  We expect comparable year over year declines in direct marketing expenses in the fourth quarter of 2016 as management develops, implements and refines our direct marketing strategy.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	27.7	47.9	41.0	50.9
Sales and marketing	13.1	9.8	14.4	7.7
Customer service	6.2	6.6	8.6	6.0
Technical operations	5.0	1.8	3.7	1.7
Development	11.5	9.0	11.6	8.0
General and administrative	29.1	25.1	25.4	20.5
Depreciation	8.8	4.8	8.0	4.3
Amortization of intangible assets	0.8	0.1	0.8	0.1
Impairment of long-lived assets	0.7	0.2	0.5	0.4
Total cost and expenses	102.9	105.3	114.0	99.6
Operating (loss) income	(2.9)	(5.3)	(14.0)	0.4
Interest (income) expense and other, net	(1.0)	1.6	(0.4)	0.2
(Loss) income before provision for income taxes	(1.9)	(6.9)	(13.6)	0.2
Income tax (benefit) provision	(0.8)	0.1	(2.1)	0.7
Net loss	(1.1)%	(7.0)%	(11.5)%	(0.5)%

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 1.9% and 3.6% of our revenue in the three months ended September 30, 2016 and 2015, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 28.2% to $8.4 million in the three months ended September 30, 2016 as compared to $11.7 million in the same period in 2015. The decrease was primarily attributable to declines in subscription revenue in our Jewish Networks and Christian Networks segments. Revenue for Jewish Networks decreased 28.0% to $3.3 million in the three months ended September 30, 2016 as compared to $4.6 million in the same period in 2015. The lower Jewish Networks revenue reflects the aforementioned 9.2% decrease in average paying subscribers coupled with a 21.0% decrease in average revenue per user (“ARPU”) driven by a significant increase in the proportion of six month subscriptions sold and increased promotional discounting activity in prior periods. Revenue for Christian Networks decreased 29.0% to $4.7 million in the three months ended September 30, 2016 as compared to $6.6 million in the same period in 2015. The lower Christian Networks revenue reflects the aforementioned 13.6% decrease in average paying subscribers coupled with a 15.0% decrease in ARPU driven by a significant increase in the proportion of six month subscriptions sold and increased promotional activity in prior periods. Revenue for the Other Networks segment decreased 17.4% to $385,000 in the three months ended September 30, 2016 as compared to $466,000 in the same period in 2015. The decrease in Other Networks revenue is driven by a 10.0% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the three months ended September 30, 2016 decreased 29.8% to $8.6 million, as compared to $12.3 million in the same period in 2015. The decrease was primarily attributable to a decrease of $3.3 million in cost of revenue, and a decrease of $495,000 in general and administrative, offset by a $209,000 increase in technical operations.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 58.5% to $2.3 million in the three months ended September 30, 2016 as compared to $5.6 million in the same period in 2015. This decrease can be primarily attributed to reductions in Jewish Networks and Christian Networks direct marketing expenses of $199,000 and $2.9 million, respectively. Total direct marketing expenses decreased 72.2% to $1.2 million in the three months ended September 30, 2016 as compared to $4.4 million in the prior year period. We expect comparable year over year declines in direct marketing expenses in the fourth quarter of 2016 as management develops, implements and refines our direct marketing strategy. Direct marketing expenses for the Jewish Networks segment decreased 32.2% to $420,000 in the three months ended September 30, 2016 as compared to $619,000 for the same period in 2015. Direct marketing expenses for the Christian Networks segment decreased 79.5% to $750,000 in the three months ended September 30, 2016 as compared to $3.7 million in the same period in 2015. The lower direct marketing expense primarily reflects lower online and offline advertising spend, as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 3.6% to $1.1 million in the three months ended September 30, 2016 as compared to $1.1 million in the same period in 2015. The decrease is primarily attributed to lower salaries and wages expense offset by executive severance expense of $145,000.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and also address site usage and dating questions from our members. Customer service expenses decreased 32.0% to $523,000 in the three months ended September 30, 2016 as compared to $769,000 in the same period in 2015. The decrease is primarily attributed to lower personnel costs related to the Company’s workforce and expense reduction initiative in the second quarter of 2016.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 99.5% to $419,000 in the three months ended September 30, 2016 as compared to $210,000 in the same period in 2015. The increase is primarily attributed to higher salaries and wages expense due to changes in headcount, and executive severance expense of $125,000.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses decreased 8.6% to $962,000 in the three months ended September 30, 2016 as compared to $1.1 million in the same period in 2015. The decrease can be attributable to lower salaries and wages expense due to reductions in headcount.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 16.9% to $2.4 million in the three months ended September 30, 2016 as compared to $2.9 million in the same period in 2015. The decrease can be attributed to lower legal expenses and lower salaries and wages expense, offset by executive severance expense of $158,000.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased 31.3% to $738,000 in the three months ended September 30, 2016 as compared to $561,000 in the same period of 2015.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased to $68,000 in the three months ended September 30, 2016 as compared to $10,000 in the same period of 2015. The increase reflects amortization expense attributable to intangible assets acquired as part of the Smooch Labs acquisition in the fourth quarter of 2015.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets increased to $58,000 in the three months ended September 30, 2016 as compared to $26,000 in the same period of 2015. The expenses reflect the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest (income) expense and other, net reflected $82,000 of interest income in the three months ended September 30, 2016 as compared to $191,000 of interest expense in the same period in 2015. Currency translation adjustments associated with our inter-company loan account for the majority of the difference between the two periods.

Income tax (benefit) provision. Income tax (benefit) provision for the three months ended September 30, 2016 was $(65,000), which consists of $(39,000) of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, $(32,000) of foreign and state current tax expense, and $6,000 related to interest accrued on unrecognized tax benefits. Income tax provision for the three months ended September 30, 2015 was $13,000, which consists of $25,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, a $31,000 decrease to foreign and state current taxes payable and $19,000 related to interest accrued on unrecognized tax benefits.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 1.9% and 4.4% of our revenue in the nine months ended September 30, 2016 and 2015, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 26.9% to $27.3 million in the nine months ended September 30, 2016 as compared to $37.4 million in the same period of 2015. The decrease was primarily attributable to declines in subscription revenue in our Jewish Networks and Christian Networks segments. Revenue for Jewish Networks decreased 25.2% to $10.9 million in the nine months ended September 30, 2016 as compared to $14.6 million in the same period in 2015. The lower Jewish Networks revenue reflects the aforementioned 7.5% decrease in average paying subscribers coupled with a 19.5% decrease in average revenue per user (“ARPU”) driven by a significant increase in the proportion of six month subscriptions sold and increased promotional discounting activity. Revenue for Christian Networks decreased 29.0% to $15.1 million in the nine months ended September 30, 2016 as compared to $21.3 million in the same period in 2015. Total direct marketing expenses decreased 51.0% to $7.7 million in the nine months ended September 30, 2016 as compared to $15.8 million in the prior year period. We expect continued declines in direct marketing expenses in the fourth quarter of 2016 as management develops, implements and refines our direct marketing strategy. The lower Christian Networks revenue reflects the aforementioned 8.5% decrease in average paying subscribers coupled with 18.8% decrease in ARPU driven by a significant increase in the proportion of six month subscriptions sold and increased promotional activity during the period. Revenue for the Other Networks segment decreased 13.1% to $1.2 million in the nine months ended September 30, 2016 as compared to $1.4 million in the same period in 2015. The decrease in Other Networks revenue is driven by an 11.3% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses in the nine months ended September 30, 2016 decreased 16.3% to $31.2 million, as compared to $37.3 million in the same period in 2015. The decrease was primarily attributable to a $7.9 million decrease in cost of revenue and an $751,000 decrease in general and administrative expenses, offset by an increase of $1.0 million in sales and marketing and an increase of $783,000 in depreciation and amortization expenses.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 41.2% to $11.2 million in the nine months ended September 30, 2016 as compared to $19.1 million in the same period in 2015. This decrease can be primarily attributed to reductions in Jewish Networks and Christian Networks direct marketing expenses of $674,000 and $7.3 million, respectively, offset by severance expense of $52,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016. Direct marketing expenses for the Jewish Networks segment decreased 34.3% to $1.3 in the nine months ended September 30, 2016 as compared to $2.0 million for the same period in 2015. Direct marketing expenses for the Christian Networks segment decreased 54.1% to $6.2 million in the nine months ended September 30, 2016 as compared to $13.5 million in the same period in 2015. The reduction in direct marketing expense primarily reflects lower online and offline advertising spend, as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 35.9% to $3.9 million in the nine months ended September 30, 2016 as compared to $2.9 million in the same period in 2015. The increase is primarily attributed to higher salaries and wages, and severance expense of $193,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016 and executive severance incurred during the third quarter of 2016. The increase in sales and marketing expenses is also attributed to an increase in public relations expense in the first quarter of 2016, primarily reflecting activities focused on promoting the JDate and ChristianMingle brands.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and also address site usage and dating questions from our members. Customer service expenses increased 5.2% to $2.4 million in the nine months ended September 30, 2016 as compared to $2.2 million in the same period in 2015. The increase is primarily attributed to higher personnel costs reflecting increased support of our core websites in the first quarter of 2016 following the relaunch of the JDate and ChristianMingle websites, and severance expense of $57,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 60.5% to $1.0 million in the nine months ended September 30, 2016 as compared to $636,000 in the same period in 2015. The increase is primarily attributed to higher salaries and wages expense due to changes in headcount and severance expense of $147,000 related to Company’s workforce and expense reduction initiative during the second quarter of 2016 and executive severance incurred during the third quarter of 2016.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses increased 6.5%  to $3.2 million in the nine months ended September 30, 2016 as compared to $3.0 million in the same period in 2015. The increase can be attributable to higher compensation expense associated with the expansion of our mobile development team in the first quarter of 2016 and severance expense of $103,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016.

General and administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses decreased 9.7% to $7.0 million in the nine months ended September 30, 2016 as compared to $7.7 million in the same period in 2015. The decrease can be primarily attributed to lower overhead and legal expenses, and a decrease in bad debt expense during the second quarter of 2016, offset by severance payments of $243,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016 and executive severance incurred during the third quarter of 2016.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased 36.7% to $2.2 million in the nine months ended September 30, 2016 as compared to $1.6 million in the same period of 2015 due to significant capitalized website and software development costs associated with products put into service in late 2015 and early 2016.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased to $224,000 in the nine months ended September 30, 2016 as compared to $30,000 in the same period of 2015. The increase reflects amortization expense attributable to intangible assets acquired as part of the Smooch Labs acquisition in the fourth quarter of 2015.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets increased to $149,000 in the nine months ended September 30, 2016 as compared to $132,000 in the same period of 2015. The expenses reflect the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest (income) expense and other, net reflected $109,000 of interest income in the nine months ended September 30, 2016 as compared to $79,000 of interest expense in the same period in 2015. Currency translation adjustments associated with our inter-company loan account for the majority of the difference between the two periods.

Income tax (benefit) provision. Income tax (benefit) provision for the nine months ended September 30, 2016 was $(581,000), which consists of $116,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, $86,000 of foreign and state current tax expense, $27,000 related to interest accrued on unrecognized tax benefits, $(91,000) related to the impact of a tax law change in Israel, and $(719,000) related to the settlement in the second quarter of 2016 of a state tax position that was previously unrecognized. Income tax provision for the nine months ended September 30, 2015 was $266,000, which consists of $105,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, $105,000 of foreign and state current taxes payable and $56,000 related to interest accrued on unrecognized tax positions.

Liquidity and Capital Resources

As of September 30, 2016 we had cash and cash equivalents of $11.3 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash used in operations was $2.0 million in the first nine months of 2016, as compared to $3.4 million net cash provided by operations in the same period in 2015. The negative operating cash flow in 2016 was driven by our decision to invest more heavily in direct marketing during the first quarter of 2016.

Net cash used in investing activities was $2.3 million in the first nine months of 2016, as compared to $2.7 million in the same period in 2015. The net cash used in investing activities reflects purchases of fixed assets and capitalized software in the normal course of business.

Net cash provided by financing activities was $9.1 million in the first nine months of 2016 as compared to $2.0 million of cash provided by financing activities in the same period in 2015. Cash provided by financing activities in the first nine months of 2016 reflects proceeds from the issuance of stock. Cash provided by financing activities in the first nine months of 2015 reflect $2.9 million in proceeds from the exercise of stock options, partially offset by $885,000 in common stock repurchases.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of September 30, 2016, credit extensions under the Credit Agreement were not available to the Company as a result of the foregoing financial covenants.

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

As of September 30, 2016, we held cash of approximately $292,000 denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this Quarterly Report on From 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other information

ITEM 1.	LEGAL PROCEEDINGS

For  a  description  of  our  material  pending  legal  proceedings,  please  refer  to  Note  11  “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on

Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report, which could materially affect our business, financial condition or future results. As of the date of this report, there has been no material change in any of the risk factors described in our 2015 Annual Report, except as noted below:

Our business has recently undergone significant changes, including management, personnel and business changes. If we do not effectively and successfully adapt to these changes, it could have a material adverse effect on our business.

During our third fiscal quarter of 2016, we appointed a new Chief Executive Officer and Chief Technology Officer, as well as two new members to our board of directors. In addition, we have implemented certain steps to streamline our business and control costs. With the appointment of our new Chief Technology Officer, we are also putting an increased focus on technology in our operations. As a result, we are also making significant operational changes. These significant changes have created additional pressures on existing personnel, and we have been working to adapt to operating our business in a manner that differs meaningfully from prior periods. We cannot provide assurance that these changes will lead to the desired results. If we do not effectively and successfully adapt to these changes, it could have a material adverse effect on our business.

If we do not successfully implement our new information technology platform, our financial performance could be adversely affected.

We have undertaken a process of transforming our technology infrastructure and implementing new systems that will impact our applications and websites.  Implementing new systems carries substantial risk, including implementation delays, cost overruns, and disruption of operations, potential loss of data or information, lower customer satisfaction resulting in lost customers or sales. If we do not implement these systems successfully, our ability to perform key business processes could be disrupted and our financial performance could be adversely affected.

Goodwill, intangible assets and other long-lived assets are subject to impairment risk.

We review the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable and test property, plant and equipment and other intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indicators that may signal that an asset has become impaired include a significant decline in actual or projected revenue, a significant decline in the market value of our common stock, a significant decline in performance of certain acquired companies relative to our original projections, an excess of our net book value over our market value, a significant decline in our operating results relative to our operating forecasts, a significant change in the manner of our use of acquired assets or the strategy for our overall business, a significant decrease in the fair value of an asset, a shift in technology demands and development, or a significant turnover in key management or other personnel.

The assessment for potential impairment of the Company’s goodwill, intangible assets or other long-term assets requires management to make judgments on a number of significant estimates and assumptions, including projected cash flows, discount rates, projected long-term growth rates and terminal values. The Company may be required to record a significant charge in its consolidated financial statements during the period in which any impairment of its goodwill, intangible assets or other long-term assets is identified and this could negatively impact the Company’s financial condition and results of operations. Changes in management estimates and assumptions as they relate to valuation of goodwill, intangible assets or other long-lived assets could affect the Company’s financial condition or results of operations in the future.

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

On August 9, 2016, we issued and sold to PEAK6 Investments, L.P. an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share pursuant to the terms of a Purchase Agreement dated as of August 9, 2016, for an aggregate purchase price of $7.8 million. We also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement dated as of August 9, 2016. The shares of common stock issued pursuant to the Purchase Agreement and the warrant are exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended. Pursuant to the terms of the Purchase Agreement, the Company has agreed to file with the Securities and Exchange Commission a registration statement with respect to the resale of the shares issued pursuant to the Purchase Agreement and any shares issued upon the exercise of the warrant.

On August 22, 2016, we issued and sold to certain affiliates of Lloyd I. Miller, III an aggregate of 840,031 shares of common stock of the Company at a purchase price of $1.55 per share, for aggregate consideration of approximately $1.3 million. The shares were sold pursuant to the terms of a purchase agreement and are exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended. Pursuant to the terms of the purchase agreement, the Company has provided the purchasers with certain piggyback registration rights with respect to the resale of the shares in accordance with the terms of the purchase agreement.

During the nine months ended September 30, 2016, we did not make any stock repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit No.	Description

3.1

Fourth Amended and Restated Bylaws, as amended effective September 23, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2016).

4.1

Amendment No. 1 dated August 9, 2016 to Rights Plan dated July 9, 2007 between Spark Networks, Inc. and Computershare Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.1(a)

Purchase Agreement between PEAK6 Investments, L.P. and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.1(b)

Purchase Agreement dated as of August 22, 2016, by and between Spark Networks, Inc., MILFAM II L.P. and Lloyd I. Miller Trust A-4 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2016).

10.1(c)

Separation Agreement and Release, dated August 27, 2016, between Spark Networks, Inc. and Michael Egan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2016).

10.1(d)

Separation Agreement and Release, dated September 1, 2016, between Spark Networks, Inc. and John Volturo (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2016).

10.1(e)

Separation Agreement and Release, dated September 7, 2016, between Spark Networks, Inc. and Shailen Mistry (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016).

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

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 10, 2016