Form 10-K
period 2016-12-31
SPARK NETWORKS INC
filed 2017-03-22
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2016 was approximately $40,992,324 based on $1.58, the closing price of the registrant’s common stock on the NYSE MKT on June 30, 2016.

The registrant had 32,001,046 shares of outstanding common stock, par value $0.001 per share, as of March 16, 2017.

Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPARK NETWORKS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” or the negative of these terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this annual report on Form 10-K, regarding, among other matters:

•	our ability to attract members to our websites, convert members into paying subscribers and retain our paying subscribers;
•	the highly competitive nature of our business;
•	our ability to keep pace with rapid technological change and enhance existing or introduce new services;
•	the strength of our existing brands and our ability to maintain and enhance those brands;
•	our ability to effectively manage our operations and attract and retain qualified personnel;
•	the hiring of a new management team, including the CEO and CTO;
•	our management services agreement with PEAK6 Investments, L.P.
•	the geo-political instability in Israel;
•	our dependence upon the telecommunications infrastructure and our networking hardware and software infrastructure;
•	effectively protecting our internet and domain names and participating rights;
•	the effect of new interpretation of existing laws and regulations on our operations; and
•	other factors referenced in this annual report on Form 10-K and other reports.

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

We maintain a corporate website at www.spark.net. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our web address is provided for informational purposes only and does not constitute incorporation by reference of the information contained on this website.

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, the terms “Company,” “Spark”, “we,” “us,” and “our” refer to Spark Networks, Inc., a Delaware corporation and its subsidiaries. The Company was incorporated on April 20, 2007.

Our Business

Spark Networks, Inc., is a leader in creating communities that help individuals form life-long relationships with others that share their interests and values. The Company’s core properties, JDate and ChristianMingle, are communities geared towards singles of the Jewish and Christian faiths. Through the Company’s websites and mobile applications, the Company helps members search for and communicate with other like-minded individuals.

Along with these two core brands, we also operate a number of other niche-focused and international websites and mobile applications and maintain a physical presence in the United States.  Information regarding the geographical source of our revenue and data on our reportable segments can be found in Note 10 to our Consolidated Financial Statements included in this annual report.

Our online singles properties provide users with three key services: (1) searching for compatible individuals with whom to potentially form long-term relationships; (2) validating compatibility through profiles, viewing photographs and understanding likes and characteristics; and (3) communicating via one of our numerous communications platforms designed to foster relationships.

Like many on-line businesses, we have experienced a significant shift in our member base from desktop usage to mobile usage, and now offer mobile applications across all of our core properties.  To further accelerate our mobile offerings, we completed the acquisition of Smooch Labs, Inc. (“Smooch Labs”), the owner of the millennial Jewish mobile-only dating application JSwipe, in October 2015.  Through this acquisition, we have broadened our reach to younger members of the Jewish community, who traditionally were not JDate subscribers.

Membership on our online singles websites or mobile applications is free and allows registered members to post personal profiles and take advantage of our search and validation features. With the exception of JSwipe, which employs a freemium model, the ability to initiate communication with other members requires payment, typically a monthly subscription fee which, along with advertising sales, represents our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

In August 2016, we entered into a purchase agreement with PEAK6 Investments, L.P. (“PEAK6”), pursuant to which we issued and sold to PEAK6 an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share. We also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement.

In connection with the execution of the purchase agreement, the Company entered into a Management Services Agreement dated as of August 9, 2016 with PEAK6, pursuant to which PEAK6 provides certain marketing, technology, strategy, development and other services to the Company over a five-year term, for a cash fee of $1.5 million per year (the “Management Fee”), which will be paid on a quarterly basis in an amount of $375,000 per quarter. The Management Fee excludes reimbursement of marketing costs as described below, which are costs in addition to the Management Fee.

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

During the year ended December 31, 2016, PEAK6 invoiced the Company a Management Fee of $560,000, representing the full amount due for services expected to be provided through the period ended February 28, 2017, excluding marketing costs as described below. The Management Fee may increase up to the contractual amount in future periods. The Management Fee expense is included within technical operations, development, and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2016, Management Fee expense to PEAK6 was $393,000. The prepaid expenses balance related to the Management Fee was $167,000 at December 31, 2016.

In addition, in the event that PEAK6 partners or employees are engaged to provide marketing or marketing related services to the Company either as replacement of Company employees or other external marketing resources engaged by the Company or as if they were Company employees, then the Company will reimburse PEAK6 for the actual costs incurred by such PEAK6 partners or employees. The amount to be reimbursed in any year by the Company for such marketing or marketing related services shall not exceed the lesser of “Saved Company Marketing Costs” or $1.8 million. “Saved Company Marketing Costs” is defined as the aggregate amount of fully burdened costs to the Company of the sales and marketing employees and external marketing resources (consulting or otherwise) that provided marketing or similar services to the Company that are replaced or reduced by the Company or PEAK6 partners or employees. The amounts reimbursed to PEAK6 for marketing and marketing related services are included as sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2016, the Company has expensed $259,000 for sales and marketing services performed by PEAK6.

The Management Services Agreement may be terminated by the Company at its convenience upon at least 60 days’ prior written notice at any time after August 9, 2019, and may be terminated for cause at any time by PEAK6 or the Company upon the occurrence of certain events as set forth in the Management Services Agreement. Upon termination for convenience, the Company shall pay PEAK6 any unpaid quarterly payments that are due on or before the termination date and amounts due for certain costs and expenses incurred in connection with the Management Services Agreement. Upon termination for “cause” by PEAK6, the Company shall pay PEAK6 any unpaid quarterly payments that are due on or before the termination date, all Management Fees that would have been paid by the Company to PEAK6 in the first three years of the agreement less amounts actually paid, and the Warrant shall vest immediately without regard to any vesting conditions. Upon termination for cause by the Company, PEAK6 shall pay the Company an amount equal to the aggregate amount of all Management Fees paid by the Company during the term of the Management Services Agreement.

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

The online personals industry in the United States has experienced significant growth in recent years.  According to a Pew Research study released in early 2016, the percentage of the U.S. population using online personals websites or mobile applications grew approximately 40% from 11% in 2013 to 15% in 2015.  Members of the millennial generation (individuals under 35 years old) tend to have the highest usage of online or mobile personals sites. However, members of older age groups represent approximately 60% of total users.

Our Competitive Strengths

The dating industry is very competitive and has no single, dominant brand. We compete primarily with other companies that provide similar dating and matchmaking products, including the Match Group, which operates the Match.com, OkCupid, Plenty of Fish, and Tinder properties, and eHarmony and Zoosk. In addition to other online dating brands, we compete indirectly with offline dating services, such as in-person matchmakers, and social media platforms. Arguably, our biggest competition comes from the traditional ways that people meet each other, and the choices some people make to not utilize dating products or services.

We believe our ability to compete is predicated upon the following:

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

•

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

•

Multiple Business Models.  With the acquisition of JSwipe, we have broadened our product offerings to include a “freemium”, mobile-only offering that complements our subscription-driven platforms.  The addition of this mobile-only application to our portfolio has furthered our reach with millennial users, which constitutes a highly active segment of the online personals industry.

•

Customer Service Focus. Our multi-lingual call center and email support teams monitor our sites for fraudulent activity, assist members with billing questions, help members complete personal profiles and answer technical questions. We believe the quality of our customer service increases member satisfaction, which increases the number and percentage of members that become and remain paying subscribers.

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

For our “freemium” mobile application, JSwipe, users can install our applications for free and register via Facebook authentication.  These applications use “right swipes” to indicate interest in another user.  If there is mutual interest between two users, the application facilitates a forum for communication.  In 2016, JSwipe launched unique, paid premium features to better help users find matches.

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

Platform Features. We offer different ways for our members to communicate including:

•

On-Site Email. We provide all paying subscribers with private message centers. These personal on-site email boxes offer features such as customizable folders for storing correspondence, the ability to know when sent messages were read, as well as block and ignore functions, which allow paying subscribers to control future messages from specific paying subscribers.

•

Hot Lists and Favorites. “Hot Lists” enable members to see who is interested in them and to save those favorite members in which they have an interest. Lists include (1) who has viewed their profile, (2) their favorites and (3) who has emailed them. Members can maintain their favorites on a list and add their own customized notes.

•	Mobile Chat. Members can utilize our mobile applications to communicate with each other through in-app mobile messaging.
•

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

Drive traffic. We believe there are opportunities to drive additional traffic to our websites through integrated and targeted marketing initiatives within the communities we serve.

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

•

Improved testing and optimization.  Efforts to modernize our technological infrastructure began in 2015 when we deployed a number of tools that allowed us to more efficiently optimize key product features and marketing initiatives.  We believe that continuous improvement is key to both providing the best possible experience for our members and maximizing the return on our marketing investments.

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

Customer Service

Our multi-lingual call center and email support teams monitor our sites for fraudulent activity, assist members with billing questions, help members complete personal profiles and answer technical questions. Customer service representatives receive ongoing training in an effort to better personalize the experience for members and paying subscribers who call or email us and to capitalize on upselling opportunities.

Technology

Our internal product teams are focused on the development and maintenance of products in addition to building and managing our software and hardware infrastructure.  We intend to continue investing in the development of new products, such as mobile applications, and enhancing the efficiency and functionality of our existing products and infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner. We operate web and database servers co-located at a third party data center facility in Irvine, California.

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

Spark Networks, Spark, JDate, ChristianMingle and BlackSingles.com are registered trademarks in the United States. Spark Networks, JDate and ChristianMingle are registered trademarks in the EU. JDate and ChristianMingle are registered trademarks in Australia. JDate is also a registered trademark in Israel and Canada. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also have a number of other registered and unregistered trademarks. We hold two United States patents for our Click! technology, the first of which expired on January 24, 2017, that pertain to an automated process for confidentially determining whether people feel mutual attraction or have mutual interests. Click! is important to our business in that it is a method and apparatus for detection of reciprocal interests or feelings and subsequent notification of such results. The patents describe the method and apparatus for the identification of a person’s level of attraction and the subsequent notification when the feeling or attraction is mutual.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match Group, which operates the Match.com, OkCupid, Plenty of Fish, and Tinder properties, and eHarmony and Zoosk. In addition, we face competition from new entrants that have recently offered free and freemium mobile applications such as Bumble and Hinge, as well as social networking sites such as Facebook.

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

Employees

As of December 31, 2016, we had 66 full-time and 43 part-time employees. Virtually all of our part-time employees are dedicated to our customer service department.  We are not subject to any collective bargaining agreements and we believe our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. The risks described below are the material risks that we are currently aware of that we are facing. In addition, other sections of this report may include additional factors that could adversely impact our business and operating results. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

Our growth rates may decline and our operating margins could deteriorate; our business, financial condition and results of operations may be adversely affected by a slowdown or contraction in the economy.

Between 2007 and 2010, and during 2014 through 2016, our revenue declined and it may decline again in the future. It is possible our operating margins will deteriorate if revenue growth does not exceed planned increases in expenditures for all aspects of our business in an increasingly competitive environment, including sales and marketing, development, technical operations and general and administrative expenses.

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

We have undertaken a process of transforming our technological infrastructure and implementing new systems that will impact our applications and websites.  Implementing new systems carries substantial risk, including implementation delays, cost overruns, disruption of operations, potential loss of data or information, and lower customer satisfaction resulting in lost customers or sales. If we do not implement these systems successfully, our ability to perform key business processes could be disrupted and our financial performance could be adversely affected.

We have significant operating losses and we may incur additional losses in the future.

We have historically generated significant operating losses. As of December 31, 2016, we had an accumulated deficit of approximately $(65.9) million. We incurred net loss of approximately $(6.9), ($1.4) and ($1.1) million for the years ended December 31, 2016, 2015 and 2014, respectively. If our revenue does not grow at a substantially faster rate than our operating expenses, or if our operating expenses are higher than we anticipate, or if our revenue continues to decline but our operating expenses increase, we may not be profitable and we may incur additional losses, which could be significant.

We need to maintain or increase our number of average paying subscribers to maintain or increase our current level of revenue.

The majority of our revenue is generated by internet users that pay us a subscription fee. One of our key performance metrics focuses on the average number of paying subscribers in a given period. The number of monthly average paying subscribers is calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in the period. Internet users, in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of websites. We cannot assure you that our monthly average paying subscriber numbers will remain at consistent levels, and they may decrease in the future, thus decreasing our revenue. In 2016, average paying subscribers decreased 12.4% and revenue also decreased 27.1% compared to 2015. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, our average paying subscribers will decrease and we will not be able to maintain or increase our current level of revenue.

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

Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in these efforts could adversely affect our business, financial condition, and results of operations.

Attracting and retaining users for our dating products involves considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth.

Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many of our traditional advertising channels is contracting. Similarly, as consumers communicate less via email and more via text messaging and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our dating products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms, as well as targeted campaigns in which we communicate directly with potential, former, and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition, and results of operations.

Moreover, the Company is currently reworking its technology systems to provide for an ability to enable it to better track the success and profitability of marketing efforts.  It may be determined that none of the current or historical marketing channels or efforts are profitable, which would lead the Company to a position where it needs a completely new marketing strategy. There can be no assurances that the Company will be able to identify or implement a marketing strategy that profitably adds customers.  In such a case, our business, operations and prospects would be materially and negatively impacted.

If our efforts to attract new members, convert members into paying subscribers and retain our paying subscribers are not successful, our revenue and operating results will suffer.

Our future growth depends on our ability to attract new members, convert members into paying subscribers and retain our paying subscribers. This in turn depends on our ability to deliver a high-quality online personals experience to these members and paying subscribers. As a result, we must continue to invest significant resources in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and paying subscribers and may fail to attract new members and paying subscribers. Our revenue and expenses will also be adversely affected if our innovations are not responsive to the needs of our members and paying subscribers or are not brought to market in an effective or timely manner.

Our subscriber acquisition costs vary depending upon prevailing market conditions and may increase significantly in the future.

Costs for us to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, many of which are beyond our control. Historically, we have used online and offline advertising as the primary means of marketing our services. During 2016, our cost of revenue substantially decreased, primarily as a result of lower direct marketing expenses related to our Christian Networks.

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

Competition presents an ongoing threat to the performance of our business.

The dating industry is intensively competitive, with a consistent stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical regions or user demographics that we currently serve or may serve in the future. We expect competition in the online personals business to continue to increase because there are no substantial barriers to entry. We believe our ability to compete depends upon many factors both within and beyond our control, including the following:

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

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We also compete with a number of large and small companies, including Internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match Group, which operates the Match.com, OkCupid, Plenty of Fish, and Tinder properties, and eHarmony and Zoosk. In addition, we face competition from multiple mobile-based apps such as Bumble and Hinge, and social networking sites such as Facebook. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our websites and reduce our market share.

In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establishing cooperatives and, in some cases, establishing exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and Internet Service Providers, or ISPs, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause us difficulty in attracting and retaining members and converting members into paying subscribers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other online properties.

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

We may decide to expand into new products and services to increase our revenue base. If we expand into such offerings, management’s time and attention will be less focused on our existing businesses and will require us to invest significant capital resources. The results of any expansion efforts into new products and services are unpredictable, and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new products and services, including but not limited to the following:

•	competition from pre-existing competitors with significantly stronger brand recognition in the markets we enter;
•	improper evaluation of the potential of such products and services;

•	diversion of capital and other valuable resources away from our core business; and
•	forgoing opportunities that are potentially more profitable.

If we fail to keep pace with rapid technological change, our competitive position will suffer.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of our services in response to both evolving demands of the marketplace and competitive service and product offerings. There have been occasions when we have not been as responsive as many of our competitors in adapting our services to changing industry standards and the needs of our members and paying subscribers. Our industry has been subject to constant innovation and competition. New features are introduced by one competitor, and if they are perceived as attractive to users, other competitors replicate such new features. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, E-cards, personality profiles and mobile content delivery. Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services. For example, in 2016 and 2015 we introduced a number of new features, and we anticipate the introduction of additional features in 2017 and beyond. We may not be able to effectively integrate new technologies into our websites on a timely basis or at all, which may degrade the responsiveness and speed of our websites. Such technologies, even if integrated, may not function as expected.

We secured a $10.0 million revolving credit facility, which could restrict our ability to use our operating cash flow for the growth of our business.

In January 2016, we entered into an initial credit agreement with Western Alliance Bank. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate future revenue. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

Our obligations under the credit facility are secured by a lien on substantially all of the assets of Spark Networks USA, LLC, which is the borrower under the credit facility. Additionally, the credit facility is guaranteed by Spark Networks, Inc. and a number of our subsidiaries. Any default under the credit facility, could result in an acceleration of payment of all outstanding debt owed at the time, which could materially and adversely affect our financial condition.

Our revolving credit facility has certain covenants that could restrict how we operate our business.

The terms of our revolving credit facility contain various provisions that limit our ability to, among other things:

•	incur or guarantee additional debt;
•	incur capital expenditures;
•	receive dividends or distributions from our subsidiaries;
•	make investments and other restricted payments;
•	make dividend payments or redeem equity securities;
•	grant liens;
•	acquire other entities;
•	transfer or sell assets;
•	engage in different lines of business; and
•	consolidate, merge or transfer all or substantially all of our assets.

These covenants may affect our ability to operate and finance our business as we deem appropriate. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the revolving credit facility, this could constitute an event of default.

We may not obtain any benefits from the Management Services Agreement with PEAK6.

As described in Note 12 to our Consolidated Financial Statements included in this annual report, we entered into a Management Services Agreement with PEAK6 in August 2016.  We believe that the receipt of services from PEAK6 as contemplated in the Management Services Agreement will benefit the Company and its business operations.  However, there can be no assurances that any services from PEAK6 will actually provide the expected benefits and, as a result, our business and operations may not improve and could deteriorate.

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

In addition, we do not have a “high availability” disaster recovery system, which means in the event of any catastrophic failure involving our websites, we may be unable to serve our web traffic for a significant period of time. Our websites primarily operate from a single site located in Southern California. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our websites and services or a decrease in responsiveness of our services would result in reduced visitor traffic, reduced revenue and would adversely affect our reputation and brands.

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

Any cyber attack or security breach we experience could prevent us from providing our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as result in a degradation of our products and services and/or cause damage to our systems, infrastructures, technologies and data. Even if we do not experience such events, the impact of any such events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations) could have a similar effect. Moreover, even cyber attacks and security breaches that do not impact us directly may result in a loss of consumer confidence generally, which could result in decreased likelihood of the use of our products and services.

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

We rely on third parties to provide important services and technologies to us, including third parties that manage and monitor our offsite data center located in Southern California, ISPs, search engine marketing providers and credit card processors. In addition, we license technologies from third parties to facilitate our ability to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. Except to the extent of the terms of our contracts with such third party providers, we exercise little or no control over them, which increases our vulnerability to problems with the services and technologies they provide and license to us. In addition, if any fees charged by third-party providers were to substantially increase, such as if ISPs began charging us for emails sent by our paying subscribers to other members or paying subscribers, we could incur significant additional losses.

We may not be effective in protecting our Internet domain names or proprietary rights upon which our business relies or in avoiding intellectual property infringement claims.

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

Proposed legislation concerning data protection is currently pending at the U.S. federal and state level as well as in certain foreign jurisdiction. In addition, the interpretation and application of data protection laws in Europe, the United States and elsewhere are still uncertain. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these laws as they evolve could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our common stock. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenue or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	the demand for, and acceptance of, our online personals services and enhancements to these services;
•	the timing and amount of our subscription revenue;
•	the introduction, development, timing, competitive pricing and market acceptance of our websites and services and those of our competitors;
•	the magnitude and timing of marketing initiatives and capital expenditures relating to expansion of our operations;
•	the cost and timing of online and offline advertising and other marketing efforts;
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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company.  We are required to report on an annual basis on the effectiveness of our internal controls over financial reporting.  We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement.  If we are unable to adequately maintain or improve our internal controls over financial reporting, we may report that our internal controls are ineffective.  If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.  Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the U.S. Securities Exchange Commission.

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

One of our strategies is to maintain and expand our presence in international markets. Although we currently have websites that directly serve the French, Israeli and United Kingdom markets, we have only limited experience with operations outside the United States. Expansion into international markets requires management time and capital resources. In addition, we face the following additional risks associated with our expansion outside the United States:

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

Our operations depend upon our ability to maintain and protect our network infrastructure, hardware systems and software applications, which are housed primarily at data centers located in Southern California that are managed by a third party. Our business is therefore susceptible to earthquakes, tsunamis and other catastrophic events, including acts of terrorism. We currently do not possess a “high availability” disaster recovery system. As a result, outages and downtime caused by natural disasters and other events out of our control, which affect our systems or data centers, could adversely affect our reputation, brands and business.

We hold a fixed amount of insurance coverage, and if we were found liable for an uninsured claim, or claim in excess of our insurance limits, we may be forced to expend significant capital to resolve the uninsured claim.

We contract for a fixed amount of insurance to cover potential risks and liabilities, including, but not limited to, cyber liability, property and casualty insurance, general liability insurance and errors and omissions liability insurance. If we decide to pursue obtaining additional insurance coverage in the future, it is possible that (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. This could leave us exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.

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

Our business is regulated by diverse and evolving laws and governmental authorities in the United States and other countries in which we operate. Legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenue or cause our revenue to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. For example, in recent years, legislation related to the use of background checks for users of online personals services was proposed in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia. The New Jersey legislature enacted such a law in 2008 and other state legislatures may still be considering the implementation of such legislation. The interpretation of the New Jersey statute as well as the enactment of any of these proposed laws could require us to alter our service offerings and could negatively impact our performance by making it more difficult and costly to obtain new subscribers and may also subject us to additional liability for failure to properly screen our subscribers. Additionally, statutes have been enacted in at least sixteen states regulating automatic renewals to varying degrees. Generally, these statutes require companies to disclose automatic renewal policies in a clear and conspicuous manner. In California, under California Business and Professions Code Section 17600, et seq., the statute prohibits retailers from charging a consumer’s debit card, credit card, or bank account for ongoing orders without his/her explicit consent. Similar to our interpretation of the New Jersey statute, the interpretation of this statute could require us to alter our service offerings and could impact our service. Promulgation of new laws, changes in current laws, the existence of ambiguous laws that are difficult to implement, changes in interpretations by courts and other governments officials of existing laws, our inability or failure to comply with current or future laws or strict enforcement by current or future government officers of current or future laws could adversely affect us by reducing our revenue, increasing our operating expenses and exposing us to significant potential liabilities.

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

Five of our stockholders own approximately 60% of our stock and could exercise significant influence over the Company.

As of December 31, 2016, PEAK6, Spruce House Capital LLC, 402 Capital, Osmium Partners, and entities controlled by Lloyd I. Miller, III (“Mr. Miller”) and their respective affiliates beneficially owned approximately, in the aggregate, 60% of the Company’s outstanding common stock. While we believe such stockholders are unaffiliated and do not constitute a “group” as defined in the Exchange Act, as amended, these stockholders individually possess influence over our company, and the managing members of Osmium Partners and 402 Capital each serve on our Board of Directors along with designees from PEAK6 and Mr. Miller. Concentrated ownership may influence matters requiring stockholder approval, including the election of directors.

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

Our charter documents, our stockholder rights plan and our bylaws may have anti-takeover effects that could prevent a change in control, which may cause our stock price to decline.

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

On September 23, 2016, the Board of Directors approved the amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), in order to preserve certain tax benefits of the Company.  The Company’s Amended and Restated Bylaws add Article VII, which imposes certain restrictions on the transfer of the Company’s securities. In particular, until the expiration of the transfer restrictions, any attempted transfer of the Company’s common stock shall be prohibited and void to the extent that, as a result of the transfer (or any series of transfers of which such transfer is a part), either (i) any person of group of persons would own 4.9% or more of the Company’s Common Stock directly or indirectly, as deemed to constructively own or otherwise aggregated pursuant to Section 382 of the Internal Revenue Code; (ii) the ownership interest in the Company of any person of group of persons owning 4.9% or more of the Company’s Common Stock would be increased; or (iii) any shareholder holding 5% or more of the total market value of the Company’s securities transfers, or agrees to transfer, any securities of the Company.

All of the foregoing provisions may have the effect of discouraging a third-party from acquiring Spark Networks, Inc. even if doing so would be beneficial to its stockholders. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of Spark Networks, Inc. to first negotiate with its Board. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

Conflicts involving Israel could have a material adverse impact upon our business and operating results.

Our Hebrew language sites, JDate.co.il and Cupid.co.il, represent approximately 10% of our Jewish Networks revenue. As a result, any conflicts involving or attacks against Israel could impact our members’ and potential members’ interest in our services, and may have a material impact upon our subscriber and revenue bases as conflict occurs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property that is materially important to our business. Our headquarters are currently located in Los Angeles, California, where we occupy approximately 16,000 square feet of office space, housing our technology department and most of our corporate and administrative personnel. Our current lease for this space expires on October 31, 2018 with monthly basic rent ranging from approximately $43,000 to $51,000 with six months of rent abatement, as well as scheduled rent increases and rent credits. We also lease office space in Utah and datacenter space in California. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

Overview

We are, and from time to time may become, involved in various legal proceedings arising in the normal course of business activities, such as patent infringement claims, trademark oppositions and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage.  Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis.  In the listing of litigation matters below, we have included matters that we do not believe rise to this level but rather involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the SEC’s rules.

California Unruh Act Litigation – Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. A motion filed by Spark Networks to consolidate the two matters in Los Angeles Superior Court was granted. On February 25, 2016, the parties reached a settlement which included the following terms: (1) individual settlement payments of $4,000 each in statutory damages and $5,000 each in service awards to plaintiffs Werner and Wright, and (2) $450,000 in attorneys’ fees and costs to compensate Werner and Wright’s counsel for their time and out-of-pocket expenses.  On April 19, 2016, the plaintiffs’ counsel filed a motion for an order granting approval of the settlement. On June 27, 2016, the judge approved the settlement during the hearing on the Motion for Preliminary Approval of Class Action Settlement. All amounts have been paid as of December 31, 2016.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd., Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging inter alia violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law and its regulations. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to these motions to certify the class actions was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the Israel Consumer Council (“ICC”) so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016 the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. On March 10, 2016, the ICC filed an objection to the settlement agreement, arguing inter alia that the benefits offered to the clients are insufficient, and that the Company's new business model does not comply with certain legal requirements. The Company and the plaintiffs filed their responses on March 24, 2016. On April 14, 2016, the Attorney General notified the Court that it has no objection to the settlement agreement. On February 8, 2017, a hearing was held during which the judge asked questions about the settlement agreement. The Company and the plaintiffs filed a revised settlement agreement on February 18, 2017, for the judge’s final approval. On February 28, 2017, the judge approved the settlement agreement, which provided for compensation and legal fees under terms from the original settlement agreement. The Company has recorded an accrual of $52,000 for the probable cost related to resolving this matter as of December 31, 2016.

Scottsdale Insurance Co. v. Spark Networks, Inc., et al.

On January 13, 2016, Scottsdale Insurance Company (“Scottsdale”) filed a complaint for declaratory relief and reimbursement/unjust enrichment against Spark Networks, Inc. in the United States District Court for the Central District of California. In its complaint, Scottsdale alleges that, after the Company was sued in the Werner Complaint, the Company tendered its defense and indemnity to Scottsdale pursuant to the terms of the business and management indemnity insurance policy that Scottsdale had issued to the Company on November 1, 2012. The complaint alleges that, after receiving the demand, Scottsdale accepted the defense of the Company in the Werner Complaint under a reservation of rights, including Scottsdale’s right to seek reimbursement of any amounts paid to defend against non-covered claims. The Company filed its answer and counterclaims against Scottsdale on March 7, 2016, seeking damages for Scottsdale’s breach of policy and breach of the implied covenant of good faith and fair dealing. The parties executed a settlement agreement on July 6, 2016, whereby Scottsdale reimbursed the Company $238,000 for all reasonable and necessary attorney’s fees and costs in defense against the Werner Complaint as of December 31, 2016.

City of Santa Monica, California – City Attorney General Investigation

On May 16, 2016, representatives from Spark Networks met with representatives from a cross-jurisdictional working group consisting of consumer fraud attorneys from the City of Santa Monica and offices of the District Attorney from the counties of Los Angeles, Santa Cruz, Santa Clara and San Diego (“Cross Jurisdictional Group”). This meeting was held at the request of the Cross Jurisdictional Group, as a “pre-filing” meeting to explain and potentially resolve issues over auto-renewal disclosures by the Spark Network websites. The Cross Jurisdictional Group alleges that the Spark Networks websites violate California law on disclosure of auto-renewal terms and ability to cancel auto-renewal. They also claim that the Spark Networks websites violate California dating contract statues, which (where applicable) require a three day right to cancel. The Cross Jurisdictional Group sent a voluntary document request (not a subpoena) to the Company on June 2, 2016. The Company cooperated with the Cross Jurisdictional Group and provided information in response to the voluntary request. The Cross Jurisdictional Group has indicated that it would like the Company to change its disclosures in certain respects, and that it intends to seek the payment of a penalty in an unspecified amount. In response to these disclosure requests, the Company has made changes. On March 8, 2017, the Company received a settlement communication from the City of Santa Monica and offices of the District Attorney, proposing settlement terms including payment of civil penalties, restitution to consumers, investigative costs and legal fees ranging from $1.5 million to $2.2 million. The Company has not responded to the settlement communication and intends to vigorously defend against the claims by the City of Santa Monica. As of December 31, 2016, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

Banertek LLC vs. Spark Networks, Inc.

On August 1, 2016, Banertek LLC filed a complaint for patent infringement with a demand for jury trial against Spark Networks, Inc. The Company was served with the complaint and summons as of October 10, 2016. The parties executed a confidential settlement agreement on December 5, 2016.

Jedi Technologies, Inc. vs. Spark Networks, Inc., Spark Networks USA, LLC and Smooch Labs, Inc.

On November 15, 2016, Jedi Technologies, Inc. filed a complaint for patent infringement with a demand for jury trial against Spark Networks, Inc, Spark Networks USA, LLC and Smooch Labs, Inc. The Company was served with the complaint and summons as of November 21, 2016. The Company filed a motion to dismiss on January 12, 2017 in the District of Delaware, and received Jedi Technologies, Inc.’s opposition to the motion to dismiss. The Company filed its reply to the opposition on February 2, 2017. As of December 31, 2016, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

We intend to defend vigorously against each of the above matters. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of December 31, 2016 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

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

Year ended December 31, 2015	High	Low
First Quarter	$4.04	$3.31
Second Quarter	$4.07	$2.85
Third Quarter	$3.26	$2.83
Fourth Quarter	$4.00	$3.00

Year ended December 31, 2016	High	Low
First Quarter	$3.82	$2.22
Second Quarter	$2.42	$1.41
Third Quarter	$1.97	$1.42
Fourth Quarter	$1.67	$0.84

Holders

As of March 16, 2017 there were 62 holders of record of our common stock and the closing price of our common stock on NYSE MKT was $0.99.  Because a large portion of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

Pursuant to the Company’s credit agreement, as further described in “Management Discussion and Analysis of Financial Condition and Results of Operations”, the Company is permitted to repurchase or redeem equity interests or issue dividends of up to $1.0 million during the term of the credit agreement.

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

On August 9, 2016, we issued and sold to PEAK6 an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share pursuant to the terms of a Purchase Agreement dated as of August 9, 2016, for an aggregate purchase price of $7.8 million. We also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement dated as of August 9, 2016. The shares of common stock issued pursuant to the Purchase Agreement and the warrant are exempt from registration pursuant to Regulation D under the Securities Act. Pursuant to the terms of the Purchase Agreement, the Company has agreed to file with the Securities and Exchange Commission a registration statement with respect to the resale of the shares issued pursuant to the Purchase Agreement and any shares issued upon the exercise of the warrant.

On August 22, 2016, we issued and sold to certain affiliates of Lloyd I. Miller, III an aggregate of 840,031 shares of common stock of the Company at a purchase price of $1.55 per share, for aggregate consideration of approximately $1.3 million. The shares were sold pursuant to the terms of a purchase agreement and are exempt from registration pursuant to Regulation D under the Securities Act. Pursuant to the terms of the purchase agreement, the Company has provided the purchasers with certain piggyback registration rights with respect to the resale of the shares in accordance with the terms of the purchase agreement.

Purchases of Equity Securities

On December 16, 2013, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other factors deemed relevant in the Company’s sole discretion. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. On April 6, 2016, our Board of Directors authorized the expansion of the repurchase program such that total availability increased from $2.6 million to $5.0 million.

During the twelve months ended December 31, 2015, the Company made the following stock repurchases:

	Total number of shares purchased	Weighted average price paid per share	Dollar amount of shares repurchased	Maximum dollar amount of shares that may yet be purchased under the Plans or Programs
Year Ended December 31, 2015
April 1 – April 30	—	—	—	—
May 1 – May 31	191,584	$3.00	$575,000	$2,934,000
June 1 – June 30	96,700	$3.21	$310,000	$2,624,000
Total	288,284	$3.07	$885,000	$2,624,000

During the twelve months ended December 31, 2016, the Company did not make any stock repurchases.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth in the table below for 2016, 2015, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the years then ended. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	For the Year Ended December 31
	(in thousands, except per share amounts)
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data
Revenue	$35,091	$48,135	$61,645	$69,409	$61,743
Net loss	(6,890)	(1,437)	(1,127)	(12,380)	(14,989)
Net loss per share - basic and diluted	$(0.24)	$(0.06)	$(0.05)	$(0.54)	$0.72

	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total Assets	$31,817	$33,076	$31,005	$35,254	$28,364

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

The common stock of Spark Networks, Inc. is traded on the NYSE MKT under the ticker symbol LOV. We are a leader in creating communities that help individuals form life-long relationships with others that share their interests and values. The Company’s core properties, JDate and ChristianMingle, are communities geared towards singles of the Jewish and Christian faiths. Through the Company’s websites and mobile applications, the Company helps members search for and communicate with other like-minded individuals. Membership on our online singles websites or mobile applications is free and allows registered members to post personal profiles and take advantage of our search and validation features. With the exception of JSwipe, which utilizes a “freemium” model, the ability to initiate communication with other members requires payment, typically a monthly subscription fee which, along with advertising sales, represents our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

For the year ended December 31, 2016, we had 178,407 average paying subscribers, representing a decrease of 12.4% from the year ended December 31, 2015. Paying subscribers are defined as individuals who have paid a monthly fee for access to communication and website features beyond those provided to our non-paying members. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

For the year ended December 31, 2016, we had 142,372 period ending subscribers, representing a decrease of 28.8% from the year ended December 31, 2015. Period ending subscribers are defined as the paying subscriber count as of the last day of the period.

Our ability to compete effectively will depend on our ability to address the needs of our members and paying subscribers, on the timely introduction and performance of innovative features and services associated with our brands, and the ability to respond to services and features introduced by competitors. We must also achieve these objectives within the parameters of our consolidated and operating segment profitability targets. We are focused on enhancing and augmenting our portfolio of services while also continuing to improve the efficiency and effectiveness of our operations. We believe we have sufficient cash resources on hand to accomplish the enhancements currently contemplated.

In August 2016, we entered into a purchase agreement with PEAK6 Investments, L.P. (“PEAK6”), pursuant to which we issued and sold to PEAK6 an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share. We also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement.

In connection with the execution of the purchase agreement, the Company entered into a Management Services Agreement dated as of August 9, 2016 with PEAK6, pursuant to which PEAK6 provides certain marketing, technology, strategy, development and other services to the Company over a five-year term, for a cash fee of $1.5 million per year (the “Management Fee”), which will be paid on a quarterly basis in an amount of $375,000 per quarter. The Management Fee excludes reimbursement of marketing costs as described below, which are costs in addition to the Management Fee.

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

During the year ended December 31, 2016, PEAK6 invoiced the Company a Management Fee of $560,000, representing the full amount due for services expected to be provided through the period ended February 28, 2017, excluding marketing costs as described below. The Management Fee may increase up to the contractual amount in future periods. The Management Fee expense is included within technical operations, development, and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2016, Management Fee expense to PEAK6 was $393,000. The prepaid expenses balance related to the Management Fee was $167,000 at December 31, 2016.

In addition, in the event that PEAK6 partners or employees are engaged to provide marketing or marketing related services to the Company either as replacement of Company employees or other external marketing resources engaged by the Company or as if they were Company employees, then the Company will reimburse PEAK6 for the actual costs incurred by such PEAK6 partners or employees. The amount to be reimbursed in any year by the Company for such marketing or marketing related services shall not exceed the lesser of “Saved Company Marketing Costs” or $1.8 million. “Saved Company Marketing Costs” is defined as the aggregate amount of fully burdened costs to the Company of the sales and marketing employees and external marketing resources (consulting or otherwise) that provided marketing or similar services to the Company that are replaced or reduced by the Company or PEAK6 partners or employees. The amounts reimbursed to PEAK6 for marketing and marketing related services are included as sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2016, the Company has expensed $259,000 for sales and marketing services performed by PEAK6.

The Management Services Agreement may be terminated by the Company at its convenience upon at least 60 days’ prior written notice at any time after August 9, 2019, and may be terminated for cause at any time by PEAK6 or the Company upon the occurrence of certain events as set forth in the Management Services Agreement. Upon termination for convenience, the Company shall pay PEAK6 any unpaid quarterly payments that are due on or before the termination date and amounts due for certain costs and expenses incurred in connection with the Management Services Agreement. Upon termination for “cause” by PEAK6, the Company shall pay PEAK6 any unpaid quarterly payments that are due on or before the termination date, all Management Fees that would have been paid by the Company to PEAK6 in the first three years of the agreement less amounts actually paid, and the Warrant shall vest immediately without regard to any vesting conditions. Upon termination for cause by the Company, PEAK6 shall pay the Company an amount equal to the aggregate amount of all Management Fees paid by the Company during the term of the Management Services Agreement.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates we used in the preparation of our consolidated financial statements:

Revenue Recognition and Deferred Revenue

The vast majority of our revenue is derived from subscription fees. Revenue is presented net of credits and credit card chargebacks. We recognize revenue in accordance with accounting principles generally accepted in the United States. Revenue recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed or determinable, and collection is reasonably assured. Paying subscribers primarily pay in advance using a credit card and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Subscription fees collected in advance are deferred and recognized as revenue, using the straight-line method, over the term of the subscription. We reserve for potential credit card chargebacks based on our historical chargeback experience.

For revenue earned through certain mobile applications, including iOS and Android, we recognize subscription revenues gross of the application processing fees primarily because we are the primary obligor and we have the contractual right to determine the price paid by the subscriber. We record the related application processing fees as cost of revenue in the period incurred.

We also earn a small amount of revenue from advertising sales. We record advertising revenue as it is delivered and include it in the total revenue of each segment that generates advertising sales.

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses, credit card fees and mobile application processing fees. We incur substantial advertising expenses in order to generate traffic to our websites. These advertising costs consist of television and online advertising, including affiliate and co-brand arrangements, and are directly attributable to the revenue we receive from our subscribers. We have entered into numerous affiliate arrangements, under which our affiliates advertise or promote our website, and earn a fee whenever visitors click through the affiliate’s advertisement to one of our websites and register or subscribe on our website. Some of our affiliates may also be affiliates of our competitors. Under our co-branded arrangements, our co-brand partners may operate their own separate websites where visitors can register and subscribe to our websites. Affiliate deals, co-brand deals and online advertising arrangements may fall in the categories of CPS, CPA, CPC, or CPM, as discussed below.

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
•

Offline where we pay television and radio stations for advertising placement on a cost per spot basis, print advertisers on a cost per page basis, and out-of-home advertisers on a fixed placement basis.

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

Website and Software Development Costs

We capitalize costs related to developing or obtaining internal-use software. Capitalization of costs begins after the preliminary project stage has been completed. Website and software development costs are expensed as incurred, or capitalized into property and equipment. Costs incurred in the planning and post-implementation stages of an internal use software project are expensed as incurred while direct costs associated with the development phase are capitalized and amortized on a straight-line basis over the estimated useful lives.  Costs associated with minor enhancements and maintenance for a website are included in expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We review the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable and test property and equipment and other intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our operating segments represent the reporting units to which we assign goodwill. We aggregate our indefinite-lived intangible assets, primarily consisting of domain names, into one unit of account for each reporting unit. Indicators which could trigger an impairment review include the following:

•	a significant decline in the market value of our common stock;
•	a significant decline in actual or projected revenue;
•	a significant decline in performance of certain acquired companies relative to our original projections;
•	an excess of our net book value over our market value;
•	a significant decline in our operating results relative to our operating forecasts;
•	a significant change in the manner of our use of acquired assets or the strategy for our overall business;
•	a significant decrease in the fair value of an asset;
•	a shift in technology demands and development; or
•	a significant turnover in key management or other personnel.

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

At October 31, 2016, we performed our annual impairment analysis utilizing a quantitative assessment. We estimated the fair value of the reporting units based on the market approach and the income approach. The market approach uses the guideline public companies method, where value is estimated by comparing the Company to similar companies with publicly traded ownership interests. Additionally, we performed a secondary market approach to determine the value per subscribers, and by extension a reporting unit enterprise value, as compared to peer companies’ derived subscriber values normalized for both expected growth rates and average revenue per user. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. We used a discount rate which reflects the risks and uncertainty related to each reporting unit. The results of the annual impairment test indicated the fair value of all of the reporting units exceeded their respective carrying value, however, the excess value related to our Jewish Networks reporting unit was smaller than the excess value observed within our other reporting units and sensitive to changes in key assumptions. The inputs to the discounted cash flow model used to determine the fair value of the Jewish Networks reporting unit included a 3% growth rate to calculate the terminal value and discount rates of 13% and 41% for JDate and JSwipe forecasts, respectively. Factors that have the potential to create variances in the estimated fair value of the Jewish Networks reporting unit include, but are not limited to, fluctuations in (i) the number of monthly subscribers and average revenue per user which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to acquire new customers; and (iii) equity valuations of peer companies.

Between October 31, 2016 and December 31, 2016, we identified a significant and sustained decrease in our stock price which reduced the excess fair value of the Jewish Networks reporting unit to an amount that indicated impairment was likely. Based on these indicators, management moved to step two of the quantitative impairment test. The fair values of the Christian Networks and Other Networks reporting units significantly exceeded the carrying values at the annual and interim periods, and as a result, additional impairment testing was not warranted.

As required by the quantitative second step of the impairment test, we performed an allocation of the fair value to all of the assets and liabilities of the Jewish Networks reporting unit, including identifiable intangible assets, based on their estimated fair values, to determine the implied fair value of goodwill. Accordingly, we recorded a goodwill impairment charge related to the Jewish Networks reporting unit of $4.0 million during the fourth quarter of 2016, for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value. We also identified the impairment of a finite-lived intangible asset based on estimates included in the second step of the quantitative test. As a result, we recorded an impairment of $209,000 on the intangible asset.

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

As of December 31, 2016, Jewish Networks, Christian Networks, and Other Networks carried goodwill balances of $8.6 million, $1.7 million, and $232,000, respectively.

In 2016, the Company impaired $4.6 million of intangible and long-lived assets.  $4.2 million of the impairment was related to goodwill and intangible assets as a result of its annual quantitative assessment test with the remainder resulting from the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. In 2015, the Company impaired $197,000 of long-lived assets primarily related to the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. In 2014, the Company impaired $128,000 of long lived assets primarily related to the unamortized balance of capitalized software development costs associated with certain mobile projects and web-based products no longer in use.

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

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in the notes to the financial statements and under “Legal Proceedings.” To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and make, or if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Accounting for Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities.

As of December 31, 2016, we had a valuation allowance against our deferred tax assets of approximately $14.3 million. We assess whether a valuation allowance should be recorded against the deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. Cumulative losses in recent years, which the Company defines as the most recent three-year period, is considered significant negative evidence in evaluating the realizability of DTAs, which is difficult to overcome. In light of the Company’s recent history of losses, we are not able to conclude that it is more likely than not that our DTAs will be realized and we recorded a valuation allowance against our net DTAs, with a corresponding charge to our income tax (benefit) provision of approximately $555,000 during the year ended December 31, 2016.

At December 31, 2016, we had gross net operating loss (“NOL”) carry-forwards for income tax purposes of approximately $39.5 million and $51.0 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards may be limited based on changes in the ownership of the Company. The Company also has net operating loss carryovers for Israeli tax purposes of approximately $9.0 million which do not expire.  The Company has federal income tax credit carry-forwards for income tax purposes of approximately $894,000 available to reduce future federal income tax.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2016, deferred tax assets do not include approximately $5.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carry forwards. Additional paid in capital will be increased up to an additional $5.3 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write-off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital, with any remainder charged to provision for income taxes.

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

Stock-Based Compensation

The Company calculates the fair value of stock-based compensation using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior.

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option. The term of the options was derived based on the “simplified method” calculation. The simplified method allows companies that do not have sufficient historical experience to provide a reasonable basis for an estimate to instead estimate the expected term of a "plain vanilla" option by averaging the time to vesting and the full term of the option. ("Plain vanilla" options are options with the following characteristics: (1) the options are granted at-the-money; (2) exercisability is conditional only upon performing service through the vesting date; (3) if an employee terminates service prior to vesting, the employee would forfeit the options; (4) if an employee terminates service after vesting, the employee would have a limited time to exercise the options (typically 30 to 90 days); and (5) the options are nontransferable and non-hedgeable.) The Company periodically evaluates the applicability of using the simplified method with respect to the characteristics noted above to estimate the expected term of our options and will continue to do so as our business continues to evolve.  If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The Company believes the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Segment Reporting

Segment reporting requires the use of the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate operating segments which were principally determined based on similarity of economic characteristics and include: (1) Jewish Networks, which consists of JDate, JDate.co.uk, JDate.fr, JDate.co.il, Cupid.co.il, and JSwipe; (2) Christian Networks, which consists of ChristianMingle, CrossPaths, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, ChristianCards.net, DailyBibleVerse.com and Faith.com; (3) Other Networks, which consists of Spark.com and related other general market websites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	2016	2015	2014
Revenue	100%	100%	100%
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	36.6	50.0	55.7
Sales and marketing	13.6	8.6	8.3
Customer service	8.3	6.4	4.9
Technical operations	3.9	2.1	1.8
Development	11.2	8.4	5.6
General and administrative	25.6	21.6	21.6
Depreciation	9.2	4.6	3.3
Amortization of intangible assets	0.8	0.2	0.1
Impairment of intangible and long-lived assets	13.2	0.4	0.2
Total cost and expenses	122.4	102.3	101.5
Operating loss	(22.4)	(2.3)	(1.5)
Interest expense and other, net	0.1	0.2	0.9
Loss before provision for income taxes	(22.5)	(2.5)	(2.4)
Income tax (benefit) provision	(2.9)	0.5	(0.6)
Net loss	(19.6)%	(3.0)%	(1.8)%

The following table describes certain selected information and Adjusted EBITDA(1) for the years ended December 31,

(in thousands)	2016	2015	2014
Net loss	$(6,890)	$(1,437)	$(1,127)
Interest expense	83	68	48
Income tax (benefit) provision	(1,028)	243	(375)
Depreciation	3,234	2,211	2,053
Impairment of intangible and long-lived assets	4,629	197	128
Amortization of intangible assets	293	108	40
Non-cash currency translation adjustments	(66)	15	518
Stock-based compensation	982	782	946
Non-recurring financing, acquisition, and severance costs	1,234	644	3,308
Adjusted EBITDA (1)	$2,471	$2,831	$5,539

(1)

The Company reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles in the United States (“US GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from on-going operations and excludes the impact of items that we do not consider representative of our ongoing operating performance, including: (i) non-cash items such as stock-based compensation, asset impairments, non-cash currency translation adjustments related to an inter-company loan and (ii) one-time items that have not occurred in the past two years and are not expected to recur in the next two years. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

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

Adjusted EBITDA should not be construed as a substitute for net loss (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

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

Selected statistical information regarding average paying subscribers for our operating segments is shown in the table below:

	Years Ended December 31,
	2016	2015	2014
Average Paying Subscribers
Jewish Networks	58,960	65,721	77,290
Christian Networks	108,771	125,639	169,602
Other Networks	10,676	12,197	14,842
Total Average Paying Subscribers	178,407	203,557	261,734

Average paying subscribers for the Jewish Networks segment decreased 10.3% to 58,960 for the year ended December 31, 2016 compared to 65,721 in 2015, reflecting reduced marketing and promotional activity within this segment. Average paying subscribers for the Jewish Networks segment decreased 15.0% to 65,721 for the year ended December 31, 2015 compared to 77,290 in 2014, reflecting decreased direct marketing investment within this segment.

Average paying subscribers for the Christian Networks segment decreased 13.4% to 108,771 for the year ended December 31, 2016 compared to 125,639 in 2015, reflecting reduced marketing and promotional activity within this segment. Average paying subscribers for the Christian Networks segment decreased 25.9% to 125,639 for the year ended December 31, 2015 compared to 169,602 in 2014, reflecting reduced direct marketing investment within this segment.

Average paying subscribers for the Other Networks segment decreased 12.5% to 10,676 for the year ended December 31, 2016 compared to 12,197 in 2015.  Average paying subscribers for the Other Networks segment decreased 17.8% to 12,197 for the year ended December 31, 2015 compared to 14,842 in 2014. This decrease can be primarily attributed to a reduction in marketing spend in prior and current periods.

We expect continued declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Key Metric – Period Ending Subscribers

We regularly review period ending subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Period ending subscribers for each period represent the paying subscriber count as of the last day of the period.

Selected statistical information regarding period ending subscribers for our operating segments is shown in the table below:

	Years Ended December 31,
	2016	2015	2014
Period Ending Subscribers
Jewish Networks	51,519	65,004	71,251
Christian Networks	82,163	123,800	131,479
Other Networks	8,690	11,219	12,787
Total Period Ending Subscribers	142,372	200,023	215,517

Period ending subscribers for the Jewish Networks segment decreased 20.7% to 51,519 for the year ended December 31, 2016 compared to 65,004 in 2015, reflecting the reduced marketing and promotional activity within this segment. Period ending subscribers for the Jewish Networks segment decreased 8.8% to 65,004 for the year ended December 31, 2015 compared 71,251 in 2014, reflecting decreased marketing investment within this segment.

Period ending subscribers for the Christian Networks segment decreased 33.6% to 82,163 for the year ended December 31, 2016 compared to 123,800 in 2015, reflecting the reduced marketing and promotional activity within this segment. Period ending subscribers for the Christian Networks segment decreased 5.8% to 123,800 for the year ended December 31, 2015 compared to 131,479 in 2014, reflecting the reduction and reallocation of direct marketing investment within this segment.

Period ending subscribers for the Other Networks segment decreased 22.5% to 8,690 for the year ended December 31, 2016 compared to 11,219 in 2015, reflecting the reduced marketing and promotional activity within this segment. Period ending subscribers for the Other Networks segment decreased 12.3% to 11,219 for the year ended December 31, 2015 compared to 12,787 in 2014, reflecting the reduction in marketing spend within this segment.

We expect continued declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 1.8% and 4.2% of our revenue for the years ended December 31, 2016 and 2015, respectively, were generated through advertising revenue and offline social and travel events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically, one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue for the year ended December 31, 2016 decreased 27.1% to $35.1 million from $48.1 million in 2015. The revenue decrease can be primarily attributed to a decrease in Jewish Networks and Christian Networks revenue.

Revenue for the Jewish Networks segment decreased 25.6% to $14.1 million for the year ended December 31, 2016, compared to $18.9 million in 2015. The lower Jewish Networks revenue reflects the aforementioned 10.3% decrease in average paying subscribers, coupled with a 17.2% decrease in average revenue per user (“ARPU”) driven by a significant increase in the proportion of six month subscriptions sold and increased promotional discounting activity.  Revenue for the Christian Networks segment decreased 28.8% to $19.4 million for the year ended December 31, 2016, compared to $27.2 million in 2015. The lower Christian Networks revenue reflects the aforementioned 13.4% decrease in average paying subscribers, coupled with a 14.0% decrease in ARPU driven by a significant increase in the proportion of six month subscriptions sold and increased promotional activity during the period.  Revenue for the Other Networks segment decreased 17.2% to $1.6 million for the year ended December 31, 2016, compared to $2.0 million in 2015. The decrease in Other Networks revenue is driven by a 12.5% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Costs and Expenses

Costs and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses. Costs and expenses decreased 12.7% to $43.0 million for the year ended December 31, 2016, compared to $49.2 million in 2015. The decrease is primarily attributable to an $11.2 million decrease in cost of revenue.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses, credit card fees and mobile application processing fees. Cost of revenue decreased 46.6% to $12.9 million for the year ended December 31, 2016, compared to $24.1 million in 2015. This decrease can be primarily attributed to reductions in Jewish Networks and Christian Networks direct marketing expenses of $1.0 million and $10.1 million, respectively.  Direct marketing expenses for the Jewish Networks segment decreased 38.5% to $1.6 million for the year ended December 31, 2016 as compared to $2.6 million for the same period in 2015. Direct marketing expenses for the Christian Networks segment decreased 60.1% to $6.5 million for the year ended December 31, 2016, as compared to $16.6 million in 2015. The reduction in direct marketing expense primarily reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming. We expect continued declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses increased 15.8% to $4.8 million for the year ended December 31, 2016, as compared to $4.1 million for the same period in 2015.  The increase is primarily attributed to higher salaries and wages, and severance expense of $193,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016 and executive severance incurred during the third quarter of 2016. The increase in sales and marketing expenses is also attributed to an increase in public relations expense in the first quarter of 2016, primarily reflecting activities focused on promoting the JDate and ChristianMingle brands.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and also address site usage and dating questions from our members. Customer service expenses decreased 5.4% to $2.9 million for the year ended December 31, 2016, compared to $3.1 million in 2015. The decrease is primarily attributed to lower personnel costs.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses increased 33.9% to $1.4 million for the year ended December 31, 2016, compared to $1.0 million in 2015. The increase is primarily attributable to higher salaries and wages expense due to changes in headcount and severance expense of $147,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016 and executive severance incurred during the third quarter of 2016. The increase is also attributable to PEAK6 management fee expense of $59,000 incurred during the fourth quarter of 2016.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses decreased 2.9% to $3.9 million for the year ended December 31, 2016, compared to $4.0 million in 2015. The decrease can be attributed to lower compensation expense as a result of reductions in headcount.

General and administrative. General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased 13.4% to $9.0 million for the year ended December 31, 2016, compared to $10.4 million in 2015.  The decrease can be primarily attributed to lower overhead and legal expenses and a decrease in bad debt expense, offset by severance payments of $243,000 related to the Company’s workforce and expense reduction initiative during the second quarter of 2016, executive severance incurred during the third quarter of 2016, and PEAK6 management fee expense of $196,000 incurred during the fourth quarter of 2016.

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased 46.3% to $3.2 million for the year ended December 31, 2016, compared to $2.2 million in 2015. The increase is primarily attributable to significant capitalized website and software development costs associated with products put into service in late 2015 and early 2016.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense increased to $293,000 for the year ended December 31, 2016, compared to $108,000 in 2015. The increase reflects amortization expense attributable to intangible assets acquired as part of the Smooch Labs acquisition in the fourth quarter of 2015.

Impairment of intangible and long-lived assets. Impairment of intangible and long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of intangible and long-lived assets increased to $4.6 million for the year ended December 31, 2016 compared to $197,000 in 2015.  The increase is primarily attributable to impairment of goodwill and intangible assets recorded by management as part of its annual quantitative assessment during the fourth quarter of 2016. The 2015 expense reflects the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest expense and other, net. Interest expense and other, net consist primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest expense and other, net reflected $29,000 of expense for the year ended December 31, 2016, compared to $96,000 of expense in 2015. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax (benefit) provision. Income tax (benefit) provision for the year ended December 31, 2016 was $(1.0) million compared to $243,000 for the year ended December 31, 2015. The 2016 provision for income tax consists of $86,000 of deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $59,000 of foreign and state current taxes payable, $32,000 related to interest accrued on unrecognized tax benefits, $(154,000) related to a tax law change in Israel, $(719,000) related to the settlement in the second quarter of 2016 of a state tax position that was previously unrecognized, and $(332,000) for amended state returns related to changes in apportionment.

Income tax (benefit) provision for the year ended December 31, 2015 was $243,000. The 2015 provision for income tax consists of $107,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $58,000 of foreign and state current taxes payable and $77,000 related to interest accrued on unrecognized tax benefits.  We did not recognize a tax benefit for losses incurred for the year ended December 31, 2015, as we recorded valuation allowances against our deferred tax assets.

Net loss and net loss per share. Net loss was $(6.9) million, or $(0.24) per share, for the year ended December 31, 2016, compared to a net loss of $(1.4) million, or $(0.06) per share in 2015. The increase in net loss and net loss per share was primarily due to lower revenues generated in 2016.

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

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses, credit card fees and mobile application processing fees. Cost of revenue decreased 29.9% to $24.1 million for the year ended December 31, 2015, compared to $34.3 million in 2014. This decrease can be primarily attributed to lower Christian Networks direct marketing expenses.  Direct marketing expenses for the Christian Networks segment decreased 37.4% to $16.6 million for the year ended December 31, 2015, compared to $26.8 million in 2014. The lower direct marketing expense reflects lower online and offline advertising spend as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.

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

Depreciation. Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased 7.7% to $2.2 million for the year ended December 31, 2015, compared to $2.1 million in 2014. The increase is primarily attributable to higher capitalized website and software development costs in the fourth quarter of 2015.

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

Impairment of intangible and long-lived assets. Impairment of intangible and long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of intangible and long-lived assets increased 53.9% to $197,000 for the year ended December 31, 2015 compared to $128,000 in 2014.  The expenses reflect the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards.

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

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $11.4 million.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash used in operations was $1.4 million for the year ended December 31, 2016, as compared to net cash provided by operations of $1.6 million for the same period in 2015. The negative operating cash flow in 2016 was driven by our decision to invest more heavily in direct marketing during the first quarter of 2016.

Net cash used in investing activities was $2.8 million for the year ended December 31, 2016, as compared to $9.6 million for the same period in 2015. The net cash used in investing activities reflects purchases of fixed assets and capitalized software in the normal course of business, as well as an acquisition during 2015.

Net cash provided by financing activities was $9.1 million for the year ended December 31, 2016, as compared to $2.9 million for 2015. Cash provided by financing activities in 2016 reflects proceeds from the issuance of stock and warrants. Cash provided by financing activities in 2015 reflects proceeds from the exercise of stock options, partially offset by $885,000 in common stock repurchases.

On January 22, 2016, the Company and certain of its direct and indirect subsidiaries, as co-borrowers, entered into a two-year Loan and Security Agreement (the “Credit Agreement”) with Western Alliance Bank, as lender (the “Bank”). Under the Credit Agreement, the Company has a revolving line of credit available of up to $10.0 million, with an aggregate sublimit of $500,000 for ancillary services (including letters of credit, cash management services and foreign exchange transaction services). The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon the eligible US GAAP revenue of the borrowers and an advance rate percentage calculated in accordance with the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at the prime rate (which has a floor of 3.25%) plus 0.25% (4.00% at December 31, 2016). In addition, the Company is required to pay a quarterly unused line fee equal to 0.30% per annum of the unused portion of the revolving line of credit during the applicable quarter. The Credit Agreement provides for interest-only payments during its term, with principal due at maturity.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA (as defined in the Credit Agreement) of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of December 31, 2016, credit extensions under the Credit Agreement were not available to the Company as a result of the foregoing financial covenants.

As of December 31, 2016, there were no outstanding borrowings under the Credit Agreement. In connection with the Credit Agreement, the Company paid deferred financing costs, with the current portion included in prepaid expenses and other, and the long-term portion classified as deposits and other assets.  The deferred financing costs are amortized on a straight-line basis to interest expense and other, net in the Consolidated Statements of Operations and Comprehensive Loss through the maturity of the Credit Agreement on January 22, 2018. Amortization expense for the deferred financing costs for the year ended December 31, 2016 was $56,000. The unamortized balance of deferred financing costs was $64,000 as of December 31, 2016.

During 2015, we had a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “BofA Credit Agreement”). On December 23, 2015, we terminated the BofA Credit Agreement. As such, as of December 31, 2015, there was no outstanding amount under the BofA Credit Agreement. In connection with the original BofA Credit Agreement and the first nine amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $168,000, respectively. Costs associated with both the original BofA Credit Agreement and the first nine amendments thereto were included in prepaid expenses and other assets. The deferred financing costs were amortized to interest expense (income) and other, net in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the BofA Credit Agreement. Amortization expense for the deferred financing costs for the year ended December 31, 2015 was $26,000. At December 31, 2015 all deferred financing costs are fully amortized.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our revolving credit facility under the Credit Agreement to the extent available, or raise additional debt or issue additional equity in the private or public markets.

The following table describes our contractual commitments and obligations as of December 31, 2016 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Operating leases	$722	$514	$-	$-	$1,236
Other commitments and contingencies	1,775	2,621	-	-	4,396
Total contractual obligations	$2,497	$3,135	$-	$-	$5,632

We had non-cancelable contractual obligations consisting of operating leases, and other non-cancelable commitments and obligations consisting of contracts with software licensing, marketing service providers, and a Management Services Agreement with PEAK6 as described in Note 12 to our Consolidated Financial Statements included in this annual report. Other commitments and obligations totaled $1.8 million for less than one year and $2.6 million for between one and three years. Contracts with other service providers are for terms less than one year. For contingences related to our tax positions, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the table above.

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). In July 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption as of the original effective date of December 15, 2016 (including interim reporting periods within those periods) is permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. Management currently expects to adopt ASU No. 2014-09 in the first quarter of 2018, utilizing the full retrospective application. As predominantly all of our performance obligations in our revenue arrangements include access to our service provided over a contractual period, consistent with current guidance, management does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the existing guidance in Topic 718, Compensation – Stock Compensation. The guidance in ASU No. 2016-09 simplifies various aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016, and interim periods within those fiscal periods, with early adoption permitted. Management will adopt ASU No. 2016-09 in the first quarter of 2017. Management is unable to estimate the impact of adoption as it is dependent upon future stock option exercises which cannot be predicted.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance in ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal periods, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

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

As of December 31, 2016, we held cash funds of approximately $405,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign currency exchange gains and losses are not material to the Company's earnings in 2016, and 2015. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(a)(3)	Exhibits
ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit Number	Description of Exhibit

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

3.3

Fourth Amended and Restated Bylaws effective September 23, 2016 of Spark Networks, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2016).

4.1

Rights Plan Dated July 9, 2007 Between Spark Networks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

4.2

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

10.5	Form of Indemnification Agreement with Officers and Directors.

10.7***

Amended and Restated Employment Agreement effective January 1, 2017 between Spark Networks, Inc. and Robert W. O’Hare (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2016).

10.8

Lease between the Irvine Company LLC and Spark Networks USA, LLC dated as of February 1, 2013 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013).

10.9

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

10.10

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

10.11(b)***

Separation Agreement and Release, dated August 8, 2014, between Spark Networks, Inc. and Gregory R. Liberman (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2014).

10.12***

Separation Agreement and Release, dated August 8, 2014, between Spark Networks, Inc. and Joshua A. Kreinberg (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2014).

10.13***

Executive Employment Agreement, dated August 12, 2014, between Spark Networks, Inc. and Michael J. McConnell (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.14***

Separation Agreement and Release, dated April 9, 2015, between Spark Networks, Inc. and Brett Zane (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015).

10.15

Ninth Amendment to Credit Agreement dated September 8, 2015 among Spark Networks, Inc., Spark Networks USA, LLC, the Subsidiary Guarantors, Bank of America, N.A. (as Administrative Agent), and the other lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2015).

10.16

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

10.17***

Separation Agreement and Release, dated November 13, 2015, between Sparks Networks, Inc. and Gregory Franchina (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2015).

10.18

Loan and Security Agreement dated as of January 22, 2016 among Spark Networks, Inc., as borrower, certain of Spark Networks, Inc.’s direct and indirect subsidiaries named therein as co-borrowers, and Western Alliance Bank, as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2016).

10.19

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

10.20

Purchase Agreement between PEAK6 Investments, L.P. and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.21

Warrant Agreement between PEAK6 Investments, L.P. and Spark Networks, Inc., dated August 9, 2016 incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.22

Management Services Agreement between PEAK6 Investments, L.P. and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.23***

Employment Letter between Daniel Rosenthal and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.24***

Employment Letter between David Budworth and Spark Networks, Inc., dated August 9, 2016 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.25

Purchase Agreement dated as of August 22, 2016, by and between Spark Networks, Inc., MILFAM II L.P. and Lloyd I. Miller Trust A-4 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2016).

10.26***

Separation Agreement and Release, dated August 27, 2016, between Spark Networks, Inc. and Michael Egan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2016).

10.27***

Separation Agreement and Release, dated September 1, 2016, between Spark Networks, Inc. and John Volturo (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2016).

10.28***

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 21, 2017.

SPARK NETWORKS, INC.
/s/ Daniel M. Rosenthal
Daniel M. Rosenthal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Daniel M. Rosenthal		March 21, 2017
Daniel M. Rosenthal	Chief Executive Officer (Principal Executive Officer)
/s/ Robert W. O’Hare		March 21, 2017
Robert W. O’Hare	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael J. McConnell		March 21, 2017
Michael J. McConnell	Director
/s/ John H. Lewis		March 21, 2017
John H. Lewis	Director
/s/ Ian V. Jacobs		March 21, 2017
Ian V. Jacobs	Director
/s/ Walter L. Turek		March 21, 2017
Walter L. Turek	Director
/s/ Jonathan R. Mather		March 21, 2017
Jonathan R. Mather	Director
/s/ Brad Goldberg		March 21, 2017
Brad Goldberg	Director

/s/ Michael Brodsky		March 21, 2017
Michael Brodsky	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Spark Networks, Inc.

We have audited the accompanying consolidated balance sheets of Spark Networks, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spark Networks, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 21, 2017

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,360	$6,565
Restricted cash	454	747
Accounts receivable (net of allowance for doubtful accounts of $0 and $99 at December 31, 2016 and 2015, respectively)	525	790
Prepaid expenses and other	1,408	1,341
Total current assets	13,747	9,443
Property and equipment, net	4,494	5,584
Goodwill	10,523	14,450
Intangible assets, net	2,950	3,451
Deposits and other assets	103	148
Total assets	$31,817	$33,076
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	819	1,749
Accrued liabilities	2,590	3,854
Deferred revenue	4,005	5,834
Total current liabilities	7,414	11,437
Deferred tax liability - non-current	2,092	2,136
Other liabilities	246	537
Total liabilities	9,752	14,110
Commitments and Contingencies (Note 11)
Stockholders' equity:
10,000,000 shares of Preferred Stock, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	-	-
100,000,000 shares of Common Stock, $0.001 par value, with 31,983,545 and 25,845,879 shares of Common Stock issued and outstanding at December 31, 2016 and 2015, respectively:	32	27
Additional paid-in-capital	87,198	77,188
Accumulated other comprehensive income	713	739
Accumulated deficit	(65,878)	(58,988)
Total stockholders' equity	22,065	18,966
Total liabilities and stockholders' equity	$31,817	$33,076

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$35,091	$48,135	$61,645
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	12,852	24,075	34,321
Sales and marketing	4,789	4,137	5,127
Customer service	2,901	3,065	3,038
Technical operations	1,371	1,024	1,130
Development	3,920	4,037	3,446
General and administrative	8,991	10,379	13,300
Depreciation	3,234	2,211	2,053
Amortization of intangible assets	293	108	40
Impairment of intangible and long-lived assets	4,629	197	128
Total cost and expenses	42,980	49,233	62,583
Operating loss	(7,889)	(1,098)	(938)
Interest expense and other, net	29	96	564
Loss before provision for income taxes	(7,918)	(1,194)	(1,502)
Income tax (benefit) provision	(1,028)	243	(375)
Net loss	(6,890)	(1,437)	(1,127)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(26)	(20)	(17)
Comprehensive loss	$(6,916)	$(1,457)	$(1,144)

Net loss per share - basic and diluted	$(0.24)	$(0.06)	$(0.05)
Weighted average shares outstanding - basic and diluted	28,232	25,170	24,064

	Years Ended December 31,
Stock-based compensation	2016	2015	2014
Cost of revenue	$-	$-	$3
Sales and marketing	33	47	110
Customer service	12	-	-
Technical operations	11	-	-
Development	28	12	-
General and administrative	898	723	833

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
BALANCE, December 31, 2013	24,002	$24	$70,747	$776	$(56,424)	$15,123

Issuance of common stock upon exercise of stock options	737	1	2,321	-	-	2,322
Issuance of restricted stock	88	-	-	-	-	-
Purchase of common stock for retirement	(271)	-	(1,492)	-	-	(1,492)
Foreign currency translation adjustments, net of tax	-	-	-	(17)	-	(17)
Stock-based compensation	-	-	946	-	-	946
Net loss	-	-	-	-	(1,127)	(1,127)
BALANCE, December 31, 2014	24,556	25	72,522	759	(57,551)	15,755

Issuance of common stock upon exercise of stock options	1,236	1	3,770	-	-	3,771
Issuance of common stock upon acquisition of subsidiary	315	1	999	-	-	1,000
Issuance of restricted stock	27	-	-	-	-	-
Purchase of common stock for retirement	(288)	-	(885)	-	-	(885)
Foreign currency translation adjustments, net of tax	-	-	-	(20)	-	(20)
Stock-based compensation	-	-	782	-	-	782
Net loss	-	-	-	-	(1,437)	(1,437)
BALANCE, December 31, 2015	25,846	27	77,188	739	(58,988)	18,966
Issuance of common stock	5,839	5	5,724	-	-	5,729
Issuance of stock warrant	-	-	3,323	-	-	3,323
Issuance of restricted stock	320	-	-	-	-	-
Retirement of restricted stock	(22)	-	(19)	-	-	(19)
Foreign currency translation adjustments, net of tax	-	-	-	(26)	-	(26)
Stock-based compensation	-	-	982	-	-	982
Net loss	-	-	-	-	(6,890)	(6,890)
BALANCE, December 31, 2016	31,983	$32	$87,198	$713	$(65,878)	$22,065

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(6,890)	$(1,437)	$(1,127)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	3,527	2,319	2,093
Impairment of intangible and long-lived assets	4,629	197	128
Stock-based compensation	982	782	946
Foreign exchange (gain) loss on intercompany loan	(66)	15	518
Provision for deferred income taxes	(44)	112	103
Settlement of unrecognized tax benefits	(719)	-	-
Bad debt expense	67	99	-
Changes in operating assets and liabilities:
Accounts receivable, net	198	434	261
Restricted cash	293	309	240
Prepaid expenses and other assets	(34)	241	227
Accounts payable and accrued liabilities	(1,234)	57	(2,073)
Deferred revenue	(1,829)	(1,258)	(1,738)
Other liabilities	(291)	(270)	(897)
Net cash (used in) provided by operating activities	(1,411)	1,600	(1,319)
Cash flows from investing activities:
Purchases of property and equipment	(2,846)	(3,617)	(2,294)
Purchases of intangible assets	-	-	(244)
Acquisitions of businesses	-	(6,000)	-
Net cash used in investing activities	(2,846)	(9,617)	(2,538)
Cash flows from financing activities:
Proceeds from issuance of stock	9,052	-	-
Proceeds from issuance of stock from exercise of stock options	-	3,771	2,322
Repurchases of common stock	-	(885)	(1,492)
Net cash provided by financing activities	9,052	2,886	830
Net (decrease) increase in cash	4,795	(5,131)	(3,027)
Cash and cash equivalents at beginning of year	6,565	11,696	14,723
Cash and cash equivalents at end of year	$11,360	$6,565	$11,696
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14	$95	$36

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$91	$298	$-
Acquisitions of businesses with common stock	$-	$1,000	$-

See accompanying notes

SPARK NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Membership on our online singles websites or mobile applications is free and allows registered members to post personal profiles and take advantage of our search and validation features. With the exception of JSwipe, which employs a “freemium” model, the ability to initiate communication with other members requires payment in the form of a monthly subscription fee. These subscription fees are our primary source of revenue. We typically offer discounted subscription rates to those members who subscribe for periods longer than one month. Subscriptions renew automatically until subscribers terminate them.

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

The intercompany loan between the Company and its Israel subsidiary is classified as a loan as management expects settlement upon maturity in 2025. The loan is eliminated upon consolidation. The foreign exchange gains and losses related to this loan are recorded as part of net loss and excluded from accumulated other comprehensive loss. For the years ended December 31, 2016, 2015, and 2014, the Company recorded a foreign exchange gain of $66,000, and a foreign exchange loss of $15,000 and $518,000, respectively, related to the intercompany loan.

Revenue Recognition and Deferred Revenue

The vast majority of the Company’s revenue is derived from subscription fees. Revenue is presented net of credits and credit card chargebacks. The Company recognizes revenue in accordance with US GAAP. Revenue recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed or determinable, and collection is reasonably assured. Subscribers pay in advance, primarily by using a credit card, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight line method over the term of the subscription.

For revenue earned through certain mobile applications, including iOS and Android, we recognize subscription revenues gross of the application processing fees primarily because we are the primary obligor and we have the contractual right to determine the price paid by the subscriber. We record the related application processing fees as cost of revenue in the period incurred.

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

As of December 31, 2016, we held cash funds in Israel of approximately $405,000 USD denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies.

Restricted Cash

The Company’s credit card processors regularly withhold deposits and maintain balances which the Company records as restricted cash. As of December 31, 2016 and 2015, the Company had $454,000 and $747,000 in restricted cash, respectively.

Accounts Receivable

Accounts receivable is primarily composed of credit card payments for subscription fees, less amounts withheld and presented as restricted cash, pending collection from the credit card processors and to a much smaller extent, receivables for advertising sales. The Company reviews its accounts receivable from advertisers on a monthly basis to determine if an allowance is necessary. An allowance for doubtful accounts was not necessary at December 31, 2016 and was $99,000 as of December 31, 2015.

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

Capitalized website and internal software development costs are recorded under property and equipment and amortized over the estimated useful life of the products, which is usually three years. The following table summarizes capitalized software development costs for the years ended December 31, (in thousands):

	2016	2015	2014
Beginning Balance	$4,992	$3,131	$2,651
Capitalized	2,334	3,704	1,997
Amortization	(2,826)	(1,646)	(1,389)
Impaired	(378)	(197)	(128)
Unamortized Balance	$4,122	$4,992	$3,131

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation, which is provided using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the estimated useful life of the asset or remaining term of the lease, whichever is shorter. Useful lives for computer equipment, computer software, and furniture, fixtures and equipment is three years, and leasehold improvements have a useful life of three to 10 years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s Balance Sheet with the resulting gain or loss, if any, reflected in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions, specifically allocated to reporting units. Intangible assets resulting from the acquisitions of entities are recorded using the acquisition method of accounting and estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised mainly of domain names and acquired technologies. Domain names were determined to have indefinite useful lives, thus, they are not amortized. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives of four years.  In addition to the recoverability assessment, management routinely reviews the remaining estimated useful lives of its amortizable intangible assets. If the Company reduces its estimate of the useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life. Management determines its reporting units and operating segments through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance.

Management reviews the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Management has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If management determines that it is more likely than not that the fair value of its reporting units is less than their respective carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the estimated fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its estimated fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to the estimated fair value.  Fair value is determined based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved, and by comparing the Company to similar companies with publicly traded ownership interests. The valuation of goodwill and indefinite lived intangible assets incorporates significant Level 3 unobservable inputs and requires estimates, including the amount and timing of future cash flows. As of December 31, 2016, impairment of $4.0 million of goodwill and $209,000 of intangible assets, respectively, has been identified. As of December 31, 2016 and 2015, the Company had goodwill of approximately $10.5 million and $14.5 million, respectively.

Impairment of Long-lived Assets

Management assesses the potential impairment of assets, which include property and equipment and other intangible assets, whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or the Company’s common stock, a significant decline in actual or projected revenue, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces, as well as other factors.

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

In 2016 and 2015, the Company impaired approximately $378,000 and $197,000, respectively, related to the unamortized balance of capitalized software development costs associated with certain products that failed to perform to Company standards. In 2014, the Company impaired capitalized software development costs of approximately $128,000 primarily related to the unamortized balance of capitalized software development costs associated with certain mobile projects and web-based products no longer in use.

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

Cost of Revenue

Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses, credit card fees and mobile application processing fees. Direct marketing costs are expensed in the period incurred and primarily represent online marketing, including payments to search engines and affiliates, and offline marketing, including radio, billboard, television and print advertising. For the years ended December 31, 2016, 2015 and 2014, the Company incurred direct marketing costs amounting to approximately $8.4 million, $19.7 million and $30.5 million, respectively.

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

Stock-based Compensation

The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. The Company recognizes stock-based compensation on a graded or straight-line basis depending on the terms of the award.

The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility. The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option. The term of the options was derived based on the “simplified method” calculation. The simplified method allows companies that do not have sufficient historical experience to provide a reasonable basis for an estimate to instead estimate the expected term of a "plain vanilla" option by averaging the time to vesting and the full term of the option. ("Plain vanilla" options are options with the following characteristics: (1) the options are granted at-the-money; (2) exercisability is conditional only upon performing service through the vesting date; (3) if an employee terminates service prior to vesting, the employee would forfeit the options; (4) if an employee terminates service after vesting, the employee would have a limited time to exercise the options (typically 30 to 90 days); and (5) the options are nontransferable and non-hedgeable.) The Company periodically evaluates the applicability of using the simplified method with respect to the characteristics noted above to estimate the expected term of our options and will continue to do so as the business continues to evolve.  If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The Company believes the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

The volatility rate was derived by examining historical stock price behavior and assessing management’s expectations of stock price behavior during the term of the option. The risk free interest rates are based on U.S. Treasury zero-coupon bonds with similar terms for the periods in which the options were granted.

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

	Years Ended December 31
(in thousands, except per share amounts)	2016	2015	2014
Net Loss Per Share — Basic and Diluted
Net loss applicable to common stock	$(6,890)	$(1,437)	$(1,127)
Weighted average shares outstanding – basic and diluted	28,232	25,170	24,064
Net Loss Per Share – Basic and Diluted	$(0.24)	$(0.06)	$(0.05)

Options and warrants to purchase 8.7 million, 1.8 million and 2.1 million shares for fiscal years 2016, 2015 and 2014, respectively, were not included in the computation of diluted net loss per share because the options were anti-dilutive.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). In July 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption as of the original effective date of December 15, 2016 (including interim reporting periods within those periods) is permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. Management currently expects to adopt ASU No. 2014-09 in the first quarter of 2018, utilizing the full retrospective application. As predominantly all of our performance obligations in our revenue arrangements include access to our service provided over a contractual period, consistent with current guidance, management does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the existing guidance in Topic 718, Compensation – Stock Compensation. The guidance in ASU No. 2016-09 simplifies various aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016, and interim periods within those fiscal periods, with early adoption permitted. Management will adopt ASU No. 2016-09 in the first quarter of 2017. Management is unable to estimate the impact of adoption as it is dependent upon future stock option exercises which cannot be predicted.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance in ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal periods, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

Note 2. Income Taxes

The loss before provision for income taxes by jurisdiction is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
U.S	$(7,040)	$969	$820
Foreign	(878)	(2,163)	(2,322)
Total loss before provision for income taxes	$(7,918)	$(1,194)	$(1,502)

The income tax (benefit) provision is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$-	$1	$(395)
State	(996)	92	(129)
Foreign	37	37	46
	(959)	130	(478)
Deferred
Federal	(436)	1,353	846
State	(21)	(17)	131
Foreign	(167)	(561)	(615)
	(624)	775	362
Change in valuation allowance	555	(662)	(259)
Total income tax (benefit) provision	$(1,028)	$243	$(375)

The following is a reconciliation of effective income tax rate by years:

	Years Ended December 31,
	2016	2015	2014
Benefit on loss at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax (benefit) provision, net of federal (benefit) provision	(0.2)	6.9	0.7
Nondeductible stock compensation	2.9	71.6	11.8
Nondeductible impairment	17.2	-	-
Nondeductible transaction costs	-	11.5	-
Tax reserves	(5.7)	4.3	(0.6)
Change in state effective tax rate	1.2	(5.8)	(0.1)
Foreign tax rate differential	1.5	17.0	14.5
Valuation allowance	7.0	(55.5)	(17.3)
Amended returns	(2.9)	-	-
Other	-	4.3	-
Total income tax (benefit) provision	(13.0)%	20.3%	(25.0)%

With respect to the income of its foreign subsidiary, the Company takes the position that the earnings of the foreign subsidiary are permanently invested in that jurisdiction. As of the December 31, 2016, there are no earnings in our foreign subsidiary to repatriate.

The components of the deferred income tax asset (liability) at December 31 are as follows (in thousands):

Deferred income tax assets	2016	2015
Net operating loss carry-forward	$12,744	$12,092
Depreciation and amortization	425	-
Compensation accruals	473	515
Tax credits	904	894
Other	281	726
Total before valuation allowance	14,827	14,227
Less: Valuation allowance	(14,326)	(13,742)
Net deferred income tax assets	501	485

Deferred income tax liabilities
Foreign intangible assets	(1,472)	(1,602)
U.S. indefinite lived intangible	(620)	(539)
Depreciation and amortization	-	(11)
Other	(501)	(469)
Total deferred income tax liabilities	(2,593)	(2,621)
Net deferred income taxes	$(2,092)	$(2,136)

As of December 31, 2016, the Company has a valuation allowance against its deferred tax assets of approximately $14.3 million. Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. In accordance with ASC 740, cumulative losses in recent years, which the Company defines as the most recent three year period, is considered significant negative evidence in evaluating the realizability of DTAs, which is difficult to overcome. In light of the Company’s recent history of losses, it is not able to conclude that it is more likely than not that its DTAs will be realized, and it recorded a valuation allowance against its net DTAs with a corresponding benefit to the income tax provision of approximately $555,000 as of December 31, 2016.

At December 31, 2016, the Company has gross net operating loss carry-forwards for income tax purposes of approximately $39.5 million and $51.0 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2025 for federal purposes and 2018 for state purposes. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carry-forwards may be limited based on changes in the ownership of the Company.

At December 31, 2016, the Company also has net operating loss carryovers for Israeli tax purposes of approximately $9.0 million which do not expire.

At December 31, 2016, the Company has federal income tax credit carry-forwards for income tax purposes of approximately $894,000 available to reduce future federal income tax which do not expire.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2016, deferred tax assets do not include approximately $5.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Accordingly, additional paid-in-capital will be increased up to an additional $5.3 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write-off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital, with any remainder charged to provision for income taxes. During 2016, no amounts related to excess tax benefits were realized.

The following table summarizes the activity related to the Company’s unrecognized tax positions as of December 31 (in thousands):

	2016	2015
Balance at beginning of year	$1,225	$1,225
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(594)	-
Balance at end of year	$631	$1,225

Included in the unrecognized tax benefits of $631,000 at December 31, 2016 was $590,000 of tax, which if recognized, may reduce our annual effective tax rate after consideration of recording the settlement against allowable net operating losses and credits and recognizing a corresponding reduction in the valuation allowance.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

The Company released $594,000 of its unrecognized tax positions liability in 2016 due to the settlement of a New York state income tax audit. The liability and corresponding interest and penalties were recognized as a benefit against income tax expense in 2016.

As of December 31, 2016 and 2015, the Company had recorded a $68,000 and $370,000 accrual for interest and penalties on unrecognized tax benefits, respectively. Interest expense (income) and other, net of $30,000, $77,000, and $(13,000) was recognized in the years ended December 31, 2016, 2015, and 2014, respectively. It is reasonably possible that the unrecognized tax benefits will decrease by approximately $98,000 over the next 12 months upon settlement of an audit with a tax authority.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2013; state and local income tax examinations before 2012; and foreign income tax examinations before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

Note 3. Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2016	2015
Computer equipment	$1,422	$2,605
Computer software	13,095	11,566
Furniture, fixtures and equipment	452	522
Leasehold improvements	409	497
	15,378	15,190
Less: Accumulated depreciation	(10,884)	(9,606)
Total	$4,494	$5,584

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $3.2 million, $2.2 million, and $2.1 million, respectively.

Note 4. Business Combinations

Smooch Labs, Inc.

On October 14, 2015, the Company completed the acquisition of all the outstanding shares of Smooch Labs, Inc. (“Smooch Labs”), an unrelated third party and owner of the mobile application, JSwipe. The Company believes that this acquisition will help expand the Company’s Jewish-focused online personals platforms with an additional mobile application. Pursuant to the merger agreement, the Company issued 315,108 shares of common stock valued at $1.0 million based on the volume weighted average sale price of one share of the Company’s common stock, as reported on the New York Stock Exchange and paid $6.0 million in cash. Smooch Labs became a wholly owned subsidiary of the Company.

The purchase agreement also included contingent earnout consideration up to an additional $10.0 million to be paid with a combination of one-third cash and two-thirds stock based upon Smooch Lab’s performance against certain agreed-upon operating objectives for the years ending December 31, 2016 and 2017. Management has completed an evaluation of the probability of the performance milestones being achieved within the related earnout periods, and determined that the performance milestones would not likely be achieved. As such, management has not recorded any contingent consideration as of the acquisition date or December 31, 2016. Management would classify a contingent consideration liability within Level 3 of the fair value hierarchy, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

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

The Company used its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired at the acquisition date. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired. The following table summarizes the allocation of the total purchase consideration to the net assets acquired, including the related estimated useful lives, where applicable:

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

The Company recognized approximately $404,000 of acquisition related costs during the year ended December 31, 2015, which are recorded within general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The operations of Smooch Labs were fully integrated into the operations of the Company upon acquisition, and the Company’s consolidated financial statements for the year ended December 31, 2015 include Smooch Labs’ results of operations from the acquisition date through December 31, 2015. Operating loss attributable to Smooch Labs during this period and included in the Company’s consolidated financial statements for the year ended December 31, 2015 was $301,000, and includes $68,000 of intangible asset amortization. Smooch Labs revenues were insignificant to the Company’s consolidated statements of operations and comprehensive loss for this period.

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

Note 5. Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2016 and 2015 is related to the purchase of Pointmatch in January 2004, MingleMatch, Inc. in May 2005, LDSSingles in May 2006, and Smooch Labs in October 2015. The following table shows the activity and balances related to goodwill from January 1, 2015 to December 31, 2016 (in thousands):

	Gross Goodwill	Accumulated Impairments	Net Goodwill
Balance at January 1, 2015	$22,309	$(13,734)	$8,575
Foreign currency translation adjustments	(20)	-	(20)
Additions from the acquisition of Smooch Labs, Inc.	5,895	-	5,895
Balance at December 31, 2015	28,184	(13,734)	14,450
Foreign currency translation adjustments	89	-	89
Goodwill impairment	-	(4,016)	(4,016)
Balance at December 31, 2016	$28,273	$(17,750)	$10,523

The following table shows the balances of goodwill by reporting unit (in thousands):

	December 31,
	2016	2015
Jewish Networks	$8,598	$12,525
Christian Networks	1,693	1,693
Other Networks	232	232
Total	$10,523	$14,450

At October 31, 2016, we performed our annual impairment analysis utilizing a quantitative assessment. We estimated the fair value of the reporting units based on the market approach and the income approach. The market approach uses the guideline public companies method, where value is estimated by comparing the Company to similar companies with publicly traded ownership interests. Additionally, we performed a secondary market approach to determine the value per subscribers, and by extension a reporting unit enterprise value, as compared to peer companies’ derived subscriber values normalized for both expected growth rates and average revenue per user. The income approach relies upon discounted future cash flows which are derived from various assumptions including: projected cash flows, discount rates, projected long-term growth rates and terminal values. We used a discount rate which reflects the risks and uncertainty related to each reporting unit. The results of the annual impairment test indicated the fair value of all of the reporting units exceeded their respective carrying value, however, the excess value related to our Jewish Networks reporting unit was smaller than the excess value observed within our other reporting units and sensitive to changes in key assumptions. The inputs to the discounted cash flow model used to determine the fair value of the Jewish Networks reporting unit included a 3% growth rate to calculate the terminal value and discount rates of 13% and 41% for JDate and JSwipe forecasts, respectively. Factors that have the potential to create variances in the estimated fair value of the Jewish Networks reporting unit include, but are not limited to, fluctuations in (i) the number of monthly subscribers and average revenue per user which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to acquire new customers; and (iii) equity valuations of peer companies.

Between October 31, 2016 and December 31, 2016, we identified a significant and sustained decrease in our stock price which reduced the excess fair value of the Jewish Networks reporting unit to an amount that indicated impairment was likely. Based on these indicators, management moved to step two of the quantitative impairment test. The fair values of the Christian Networks and Other Networks reporting units significantly exceeded the carrying values at the annual and interim periods, and as a result, additional impairment testing was not warranted.

As required by the quantitative second step of the impairment test, we performed an allocation of the fair value to all of the assets and liabilities of the Jewish Networks reporting unit, including identifiable intangible assets, based on their estimated fair values, to determine the implied fair value of goodwill. Accordingly, we recorded a goodwill impairment charge related to the Jewish Networks reporting unit of $4.0 million during the fourth quarter of 2016, for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value. We also identified the impairment of a finite-lived intangible asset based on estimates included in the second step of the quantitative test. As a result, we recorded an impairment of $209,000 on the intangible asset.

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

Intangible Assets

Finite-lived intangible assets consist of purchased technologies, non-compete agreements, and monthly active users which are amortized over their expected periods of benefits (ranging from three to five years). Indefinite-lived intangible assets consist of purchased domain names and are not amortized. Intangible assets consist of the following (in thousands):

	As of December 31, 2016			As of December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Purchased technologies	$1,680	$(1,350)	$330	$1,680	$(1,230)	$450
Non-compete	360	(195)	165	360	(115)	245
Monthly active users	161	(116)	45	370	(23)	347
Definite lived intangible assets	2,201	(1,661)	540	2,410	(1,368)	1,042
Domain names	2,410	-	2,410	2,409	-	2,409
Total	$4,611	$(1,661)	$2,950	$4,819	$(1,368)	$3,451

The following table shows the balances of intangible assets by reporting unit (in thousands):

	December 31,
	2016	2015
Jewish Networks	$601	$1,082
Christian Networks	1,616	1,616
Other Networks	718	718
Offline and Other Networks	15	35
Total	$2,950	$3,451

Amortization expense for finite-lived intangible assets for the years ended December 31, 2016 and 2015 was $293,000 and $108,000, respectively.  In 2016, management identified the impairment of a finite-lived intangible asset within the Jewish Networks reporting segment based on estimates included in the second step of its quantitative test of goodwill. As a result, management recorded an impairment of $209,000 on the intangible asset. In 2015, no impairment charge was necessary.

At December 31, 2016, estimated amortization expense of finite-lived intangible assets for the three succeeding years is as follows (in thousands):

Year ending December 31,
2017	$198
2018	198
2019	144
$540

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2016	2015
Advertising	$189	$359
Compensation	561	926
Legal	102	590
Taxes payable	187	960
Other	1,551	1,019
Total	$2,590	$3,854

Note 7. Revolving Credit Facility

On January 22, 2016, the Company and certain of its direct and indirect subsidiaries, as co-borrowers, entered into a two-year Loan and Security Agreement (the “Credit Agreement”) with Western Alliance Bank, as lender (the “Bank”). Under the Credit Agreement, the Company has a revolving line of credit available of up to $10.0 million, with an aggregate sublimit of $500,000 for ancillary services (including letters of credit, cash management services and foreign exchange transaction services). The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon the eligible US GAAP revenue of the borrowers and an advance rate percentage calculated in accordance with the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at the prime rate (which has a floor of 3.25%) plus 0.25% (4.00% at December 31, 2016). In addition, the Company is required to pay a quarterly unused line fee equal to 0.30% per annum of the unused portion of the revolving line of credit during the applicable quarter. The Credit Agreement provides for interest-only payments during its term, with principal due at maturity. Pursuant to the Credit Agreement and the intellectual property security agreement entered into by each of the borrowers on January 22, 2016 (each an “IP Security Agreement”), the Company has granted to the Bank a security interest in substantially all of its respective personal property, including intellectual property, to secure the obligations under the Credit Agreement and the other loan documents.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA (as defined in the Credit Agreement) of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of December 31, 2016, credit extensions under the Credit Agreement were not available to the Company as a result of the foregoing financial covenants.

As of December 31, 2016, there were no outstanding borrowings under the Credit Agreement. In connection with the Credit Agreement, the Company paid deferred financing costs, with the current portion included in prepaid expenses and other, and the long-term portion classified as deposits and other assets.  The deferred financing costs are amortized on a straight-line basis to interest expense and other, net in the Consolidated Statements of Operations and Comprehensive Loss through the maturity of the Credit Agreement on January 22, 2018. Amortization expense for the deferred financing costs for the year ended December 31, 2016 was $56,000. The unamortized balance of deferred financing costs was $64,000 as of December 31, 2016.

During 2015, the Company and its wholly-owned subsidiary, Spark Networks USA, LLC, had a $15.0 million revolving credit facility with Bank of America, which was entered into on February 14, 2008 with subsequent amendments (the “BofA Credit Agreement”).

On December 23, 2015, the Company terminated the BofA Credit Agreement.  In connection with the termination of the BofA Credit Agreement, the Company paid $10,000 in fees.

In connection with the original BofA Credit Agreement and the first nine amendments thereto, the Company paid deferred financing costs of approximately $446,000 and $168,000, respectively. The deferred financing costs were amortized to interest expense and other, net and in the Consolidated Statements of Operations and Comprehensive Loss over the full term of the BofA Credit Agreement and were accelerated upon termination of the BofA Credit Agreement. Amortization expense for the deferred financing costs for the years ended December 31, 2015 was $26,000. At December 31, 2015 all deferred financing costs were fully amortized.

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

On April 6, 2016, the Company’s Board of Directors authorized the expansion of the repurchase program such that total availability increased from $2.6 million to $5.0 million. During the year ended December 31, 2016, the Company did not make any stock repurchases. During the year ended December 31, 2015, the Company repurchased 288,284 shares of common stock for an aggregate price of $885,000.

Employee Stock Option Plan

On July 9, 2007, pursuant to the completion of the Scheme of Arrangement, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”), which initially authorized 2.5 million shares of common stock to be issued under the plan. In connection with the Company’s Scheme of Arrangement, the 2004 Share Option Plan was frozen; however, all outstanding shares previously granted thereunder continue in full force and effect.

Pursuant to the 2007 Plan’s “evergreen” provision, on the first day of each calendar year beginning in 2009, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Company common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors. As of December 31, 2016, the 2007 Plan had 6.2 million shares available for issuance.

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

For the years ended December 31, 2016, 2015, and 2014, compensation expense for stock options was $211,000, $160,000, and $440,000, respectively. As of December 31, 2016, total unrecognized compensation cost related to unvested stock options was $278,000. This cost is expected to be recognized over a weighted-average period of 2 years.

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

During the year ended December 31, 2016, the Company entered into an agreement with an executive officer whereby the Company granted 360,000 trigger price options to the participant at an aggregate fair value of $51,000. During the year ended December 31, 2015, the Company entered into agreements with several executive officers and employees whereby the Company granted 1,908,000 trigger price options to the participants at an aggregate fair value of $434,000.

Compensation expense is recognized over the requisite service period of two years.   For the years ended December 31, 2016 and 2015, compensation expense for trigger price options was $64,000 and $170,000.  There was no compensation expense for trigger price options for the year ended December 31, 2014. Management has determined the fair value of the options as of the grant dates using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The input variables include stock price volatility and risk-free interest rate to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

During the year ended December 31, 2016, the employment of three executive officers was terminated, and their trigger price options were forfeited. The Company reversed $98,000 of compensation expense related to unvested trigger price options during the year ended December 31, 2016. As of December 31, 2016, there was $11,000 of unrecognized compensation cost related to trigger price options which will be fully recognized by July 31, 2017.

The following table describes employee stock and trigger price option activity for the year ended December 31, 2016 (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2014	2,146	$4.30
Granted	1,958	8.25
Exercised	(1,308)	3.06
Expired	(332)	6.70
Forfeited	(543)	8.14
Outstanding at December 31, 2015	1,921	$7.67
Granted	623	5.93
Exercised	-	-
Expired	(5)	2.18
Forfeited	(1,344)	7.68
Outstanding at December 31, 2016	1,195	$6.77

The following table describes option activity and weighted average fair value per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Granted, weighted average fair value per share	$0.48	$0.25	$1.82
Exercised, weighted average intrinsic value per share	$-	$0.56	$1.73
Aggregate intrinsic value of options outstanding and exercisable	$-	$16	$726

The following is a chart showing variables which were used in the Black-Scholes option-pricing model for the years of:

	2016	2015	2014
Expected life in years	3.99 - 4.70	4.45 - 4.75	4.56 - 4.75
Dividend per share	—	—	—
Volatility	40.0 - 46.1%	40.0%	40.0 - 41.0%
Risk-free interest rate	0.89 - 1.43%	0.86 - 1.51%	1.58 - 1.83%

Option Range Summary

As of December 31, 2016

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$7.50 - $10.00	623	3.00	$9.00	-	0.00	$-
$5.04 - $5.37	375	4.04	$5.29	250	3.78	$5.28
$1.45 - $3.45	197	7.01	$2.58	13	8.85	$3.45
	1,195	3.99	$6.78	263	4.02	$5.19

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

During 2014, the Company awarded 125,000 performance-based restricted shares to an executive officer that vest over a period of two years. As of December 31, 2016, the performance conditions have been met. Unvested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest. During 2015, the Company awarded 25,000 restricted shares to the same executive officer. The Company did not award any restricted stock during the year ended December 31, 2016.

Compensation expense for restricted stock awards is recognized over the requisite service period of two years. The Company recognizes share-based compensation on a graded or straight-line basis depending on the terms of the award. For the years ended December 31, 2016, 2015, and 2014, compensation expense was $40,000, $203,000, and $506,000, respectively.

As of December 31, 2016, there was no unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes the Company’s performance-based restricted stock activities for the year ended December 31, 2016 (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Prior year awards	35	$5.41

Awards granted in 2016
Granted, at maximum	-	-
Vested	(18)	5.41
Forfeited	-	-
Total unvested at December 31, 2016	17	$5.41

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the year ended December 31, 2016, the Company entered into agreements with several executive officers and employees whereby the Company may grant up to 267,000 RSUs based upon the achievement of certain performance-based goals at the discretion of our Compensation Committee.  In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted EBITDA, additional restricted stock may be earned up to a maximum amount.  Upon achievement of the performance condition, the unvested performance awards will vest immediately.

Considerable judgment is required in assessing the estimated level of achievement of the performance goals. During the year ended December 31, 2016, the employment of three executive officers was terminated, and management adjusted its estimated level of achievement of the performance goals for all executive officers and employees. The Company recognized compensation benefit of $(173,000) for the year ended December 31, 2016.  As of December 31, 2016, there are 60,000 performance-based RSUs remaining that may be granted if the performance conditions are achieved.

For the year ended December 31, 2015, compensation expense for RSUs was $261,000. There was no compensation expense for RSUs for the year ended December 31, 2014.

During the year ended December 31, 2016, the Company also granted an executive officer and an employee approximately 52,000 RSUs, which vested immediately. The total compensation expense recognized for these RSUs during this period was $159,000.

During the year ended December 31, 2016, the Company recognized compensation expense of $513,000 related to awards granted to the Board of Directors during the fourth quarter of 2015, of which 25% of the RSUs subject to the award vest each quarter such that all RSUs are vested by November 30, 2016.

During the year ended December 31, 2016, the Company granted approximately 90,000 RSUs to the Board of Directors in lieu of cash fees for the third and fourth quarters of 2016. The awards vest 50% on September 30, 2016, and 50% on December 31, 2016. For the year ended December 31, 2016, compensation expense was $168,000.

As of December 31, 2016, there was no unrecognized compensation cost related to restricted stock units.

The following table summarizes the Company’s restricted stock unit activities for the year ended December 31, 2016 (in thousands, except Weighted Average Price per Share):

	Number of Shares	Weighted Average Price per Share
Prior year awards	240	$3.85

Awards granted in 2016
Granted, at maximum	230	2.61
Vested	(302)	3.05
Forfeited	(168)	3.58
Total unvested at December 31, 2016	-	$-

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

Note 9. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Participants in the plan may direct the investment of their personal accounts to a choice of mutual funds consisting of various portfolios of stocks, bonds or cash instruments. Contributions made by the Company to the plan for the years ended December 31, 2016, 2015, and 2014 were approximately $297,000, $317,000, and $394,000, respectively.

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

	Years Ended December 31,
(in thousands)	2016	2015	2014
Revenue
Jewish Networks	$14,081	$18,938	$23,245
Christian Networks	19,384	27,234	35,875
Other Networks	1,571	1,869	2,217
Offline and Other Businesses	55	94	308
Total Revenue	$35,091	$48,135	$61,645

Direct Marketing Expenses
Jewish Networks	$1,605	$2,611	$3,120
Christian Networks	6,488	16,563	26,795
Other Networks	326	518	480
Offline and Other Businesses	-	-	76
Total Direct Marketing Expenses	8,419	19,692	30,471
Unallocated Operating Expenses	34,561	29,541	32,112
Operating Loss	$(7,889)	$(1,098)	$(938)

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

The Company operates several international websites; however, many of them are operated and managed by the Company’s U.S. operations. Foreign revenue represents sales generated outside the U.S. where the Company has its principal operations. Revenue and identifiable long-lived assets (excluding deferred tax assets, goodwill and intangibles) by geographical area are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue
United States	$33,431	$45,629	$58,296
Israel	1,660	2,506	3,349
Total Revenue	$35,091	$48,135	$61,645

	Years Ended December 31,
	2016	2015
Long-Lived Assets
United States	$4,352	$5,655
Israel	245	77
Total Long-Lived Assets	$4,597	$5,732

Note 11. Commitments and Contingencies

Operating Leases

The Company leases its office and data center facilities under operating lease agreements, providing for annual minimum lease payments as follows (in thousands):

Year Ending December 31,
2017	$722
2018	514
Total	$1,236

On July 29, 2015, the Company entered into an office lease for its Israel location, which was set to expire on September 30, 2018. The Company terminated the office lease during the third quarter of 2016.

Rental expense under non-cancelable operating leases with scheduled rent increases or free rent is accounted for on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense over the lease term.

The Company recognized rent expense under operating leases of $598,000, $612,000 and $898,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Commitments and Obligations

On August 9, 2016, the Company entered into a management services agreement (the “Management Services Agreement”) with PEAK6 Investments, L.P. See – Management Services Agreement.

The Company has other non-cancelable commitments and obligations consisting of contracts with software licensing, marketing service providers, and the Management Services Agreement. These commitments are payable as follows:

Year Ending December 31,
2017	$1,775
2018	1,621
2019	1,000
Total	$4,396

Contingent consideration related to the acquisition of Smooch Labs has been excluded from the above commitments, as management determined that the performance milestones would not likely be achieved and payment of the contingent earnout is remote as of December 31, 2016.

Legal Proceedings

California Unruh Act Litigation – Werner, et al. v. Spark Networks, Inc. and Spark Networks USA, LLC and Wright, et al. v. Spark Networks, Inc., Spark Networks USA, LLC, et al.

On July 19, 2013, Aaron Werner, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Werner Complaint”) in the Superior Court for the State of California, County of Los Angeles against Spark Networks, Inc. and Spark Networks USA, LLC (collectively “Spark Networks”).  The Werner Complaint alleges that Spark Networks’ website ChristianMingle.com violates California’s Unruh Civil Rights Act (the “Unruh Act”) by allegedly discriminating on the basis of sexual orientation.  The Werner Complaint requests the following relief: an injunction, statutory, general, compensatory, treble and punitive damages, attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate.  On December 23, 2013, Richard Wright, on behalf of himself and all other similarly situated individuals, filed a putative Class Action Complaint (the “Wright Complaint”) in the Superior Court for the State of California, County of San Francisco against Spark Networks, Inc.  The Wright Complaint alleges that Spark Networks, Inc.’s commercial dating services including ChristianMingle.com, LDSSingles.com, CatholicMingle.com, BlackSingles.com, MilitarySinglesConnection.com and AdventistSinglesConnection.com violate the Unruh Act by allegedly intentionally and arbitrarily discriminating on the basis of sexual orientation.  The Wright Complaint requests the following relief: a declaratory judgment, a preliminary and permanent injunction, statutory penalties, reasonable attorneys’ fees and costs, pre-judgment interest, and an award for any other relief the Court deems just and appropriate. A motion filed by Spark Networks to consolidate the two matters in Los Angeles Superior Court was granted. On February 25, 2016 the parties reached a settlement including the following terms: (1) individual settlement payments of $4,000 each in statutory damages and $5,000 each in service awards to plaintiffs Werner and Wright, and (2) $450,000 in attorneys’ fees and costs to compensate Werner and Wright’s counsel for their time and out-of-pocket expenses.  On April 19, 2016, the plaintiffs’ counsel filed a motion for an order granting approval of the settlement. On June 27, 2016, the judge approved the settlement during the hearing on the Motion for Preliminary Approval of Class Action Settlement. All amounts have been paid as of December 31, 2016.

Israeli Consumer Actions Ben-Jacob vs. Spark Networks (Israel) Ltd. and Gever vs. Spark Networks (Israel) Ltd. and Korland vs. Spark Networks (Israel) Ltd.

Three class action law suits have been filed in Israel alleging inter alia violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law and its regulations. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to these motions to certify the class actions was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the ICC so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016 the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. On March 10, 2016, the Consumer Council filed an objection to the settlement agreement, arguing inter alia that the benefits offered to the clients are insufficient, and that the Company's new business model does not comply with certain legal requirements. The Company and the plaintiffs filed their responses on March 24, 2016. On April 14, 2016, the Attorney General notified the Court that it has no objection to the settlement agreement. On February 8, 2017, a hearing was held during which the judge asked questions about the settlement agreement. The Company and the plaintiffs filed a revised settlement agreement on February 18, 2017, for the judge’s final approval. On February 28, 2017, the judge approved the settlement agreement, which provided for compensation and legal fees under terms from the original settlement agreement. The Company has recorded an accrual of $52,000 for the probable cost related to resolving this matter as of December 31, 2016.

Scottsdale Insurance Co. v. Spark Networks, Inc., et al.

On January 13, 2016, Scottsdale Insurance Company (“Scottsdale”) filed a complaint for declaratory relief and reimbursement/unjust enrichment against Spark Networks, Inc. in the United States District Court for the Central District of California. In its complaint, Scottsdale alleges that, after the Company was sued in the Werner Complaint, the Company tendered its defense and indemnity to Scottsdale pursuant to the terms of the business and management indemnity insurance policy that Scottsdale had issued to the Company on November 1, 2012. The complaint alleges that, after receiving the demand, Scottsdale accepted the defense of the Company in the Werner Complaint under a reservation of rights, including Scottsdale’s right to seek reimbursement of any amounts paid to defend against non-covered claims. The Company filed its answer and counterclaims against Scottsdale on March 7, 2016, seeking damages for Scottsdale’s breach of policy and breach of the implied covenant of good faith and fair dealing. The parties executed a settlement agreement on July 6, 2016, whereby Scottsdale reimbursed the Company $238,000 for all reasonable and necessary attorney’s fees and costs in defense against the Werner Complaint as of December 31, 2016.

City of Santa Monica, California – City Attorney General Investigation

On May 16, 2016, representatives from Spark Networks met with representatives from a cross-jurisdictional working group consisting of consumer fraud attorneys from the City of Santa Monica and offices of the District Attorney from the counties of Los Angeles, Santa Cruz, Santa Clara and San Diego (“Cross Jurisdictional Group”). This meeting was held at the request of the Cross Jurisdictional Group, as a “pre-filing” meeting to explain and potentially resolve issues over auto-renewal disclosures by the Spark Network websites. The Cross Jurisdictional Group alleges that the Spark Network websites violate California law on disclosure of auto-renewal terms and ability to cancel auto-renewal. They also claim that the Spark Networks websites violate California dating contract statues, which (where applicable) require a three day right to cancel. The Cross Jurisdictional Group sent a voluntary document request (not a subpoena) to the Company on June 2, 2016. The Company cooperated with the Cross Jurisdictional Group and provided information in response to the voluntary request. The Cross Jurisdictional Group has indicated that it would like the Company to change its disclosures in certain respects, and that it intends to seek the payment of a penalty in an unspecified amount. In response to these disclosure requests, the Company has made changes. On March 8, 2017, the Company received a settlement communication from the City of Santa Monica and offices of the District Attorney, proposing settlement terms including payment of civil penalties, restitution to consumers, investigative costs and legal fees ranging from $1.5 million to $2.2 million. The Company has not responded to the settlement communication and intends to vigorously defend against the claims by the City of Santa Monica. As of December 31, 2016, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

Banertek LLC vs. Spark Networks, Inc.

On August 1, 2016, Banertek LLC filed a complaint for patent infringement with a demand for jury trial against Spark Networks, Inc. The Company was served with the complaint and summons as of October 10, 2016. The parties executed a confidential settlement agreement on December 5, 2016.

Jedi Technologies, Inc. vs. Spark Networks, Inc., Spark Networks USA, LLC and Smooch Labs, Inc.

On November 15, 2016, Jedi Technologies, Inc. filed a complaint for patent infringement with a demand for jury trial against Spark Networks, Inc, Spark Networks USA, LLC and Smooch Labs, Inc. The Company was served with the complaint and summons as of November 21, 2016. The Company filed a motion to dismiss on January 12, 2017 in the District of Delaware, and received Jedi Technologies, Inc.’s opposition to the motion to dismiss. The Company filed its reply to the opposition on February 2, 2017. As of December 31, 2016, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

The Company intends to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of December 31, 2016 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company’s favor.

The Company has additional existing legal claims and may encounter future legal claims in the normal course of business. In the Company’s opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations.

Note 12. Related Party Transactions

MLLNNL, LLC

The Company has multiple, on-going engagements with MLLNNL, LLC (“Mllnnl”), a marketing agency that employs, and was co-founded by, an employee of the Company’s wholly-owned subsidiary, Smooch Labs. In June 2016, the Company engaged Mllnnl to provide marketing consultation services. For the year ended December 31, 2016, the Company has expensed $429,000 for services performed by Mllnnl. There were no related party transactions with Mllnnl during the twelve months ended December 31, 2015.

PEAK6 Investments, L.P.

Purchase Agreement and Warrant

On August 9, 2016, the Company issued and sold to PEAK6 Investments, L.P. (“PEAK6”) an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share pursuant to the terms of a purchase agreement dated as of August 9, 2016 (the “Purchase Agreement”), for an aggregate purchase price of $7.8 million. The Company also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement (the “Warrant Agreement”) dated as of August 9, 2016. One-half of the shares subject to the warrant vest when the closing price of the Company’s common stock on the New York Stock Exchange equals or exceeds $2.50 per share for 15 trading days during a 30-trading day period and the remaining one-half of the shares subject to the warrant vest when the closing price of the Company’s common stock equals or exceeds $3.50 per share for 15 trading days during a 30-trading day period. The exercise period of the warrant commences on February 8, 2017 and has a five-year term from the date of the agreement. The vesting of the shares subject to the warrant is also subject to partial or full acceleration in connection with certain corporate reorganizations pursuant to the terms of the Warrant Agreement. The Warrant Agreement provides that PEAK6 shall not have the right to exercise the warrant to the extent that PEAK6 would beneficially own in excess of 29.99% of the number of shares of common stock outstanding of the Company. If this restriction results in PEAK6 being unable to exercise the warrant at the end of the five-year term, the warrant term shall be extended one year. Subsequent to the stock purchase and as of December 31, 2016, PEAK6 holds a 15.6% ownership of the Company.

Management assessed whether the issuance of warrants represents a liability or equity instrument, and has determined that the warrants issued to PEAK6 are linked to equity instruments that are deemed to be indexed to the Company’s own stock. As such, the Company classified the warrant as equity at its fair value at the time of issuance and reassesses the equity classification at each balance sheet date. At December 31, 2016, management concluded that the equity classification remains appropriate for the warrant, as there have been no amendments or modifications to the terms of the warrant since the effective date of the Warrant Agreement.

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

In connection with the Purchase Agreement, Daniel Rosenthal was appointed the Company’s Chief Executive Officer and David Budworth was appointed the Company’s Chief Technology Officer, each effective as of August 11, 2016.  Daniel Rosenthal and Brad Goldberg were also appointed to the Company’s Board of Directors as PEAK6’s director designees pursuant to the Purchase Agreement, effective as of August 10, 2016.  Mr. Goldberg was also appointed as a member of the nominating committee and compensation committee of the Board of Directors, effective as of August 10, 2016. Mr. Goldberg currently serves as the President of PEAK6, and Mr. Rosenthal and Mr. Budworth are both partners at PEAK6. Mr. Rosenthal and Mr. Budworth’s compensation for their services to the Company totaling $700,000 annually is included within general and administrative and technical operations expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Management Services Agreement

In connection with the execution of the Purchase Agreement, the Company entered into a Management Services Agreement dated as of August 9, 2016 with PEAK6, pursuant to which PEAK6 will provide certain marketing, technology, strategy, development and other services to the Company over a five-year term, for a cash fee of $1.5 million per year (the “Management Fee”), which will be paid on a quarterly basis in an amount of $375,000 per quarter. The Management Fee excludes reimbursement of marketing costs as described below, which are costs in addition to the Management Fee.

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

During the year ended December 31, 2016, PEAK6 invoiced the Company a Management Fee of $560,000, representing the full amount due for services expected to be provided through the period ended February 28, 2017, excluding marketing costs as described below. The Management Fee may increase up to the contractual amount in future periods. The Management Fee expense is included within technical operations, development, and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2016, Management Fee expense to PEAK6 was $393,000. The prepaid expenses balance related to the Management Fee was $167,000 at December 31, 2016.

In addition, in the event that PEAK6 partners or employees are engaged to provide marketing or marketing related services to the Company either as replacement of Company employees or other external marketing resources engaged by the Company or as if they were Company employees, then the Company will reimburse PEAK6 for the actual costs incurred by such PEAK6 partners or employees. The amount to be reimbursed in any year by the Company for such marketing or marketing related services shall not exceed the lesser of “Saved Company Marketing Costs” or $1.8 million. “Saved Company Marketing Costs” is defined as the aggregate amount of fully burdened costs to the Company of the sales and marketing employees and external marketing resources (consulting or otherwise) that provided marketing or similar services to the Company that are replaced or reduced by the Company or PEAK6 partners or employees. The amounts reimbursed to PEAK6 for marketing and marketing related services are included as sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2016, the Company has expensed $259,000 for sales and marketing services performed by PEAK6.

The Management Services Agreement may be terminated by the Company at its convenience upon at least 60 days’ prior written notice at any time after August 9, 2019, and may be terminated for cause at any time by PEAK6 or the Company upon the occurrence of certain events as set forth in the Management Services Agreement. Upon termination for convenience, the Company shall pay PEAK6 any unpaid quarterly payments that are due on or before the termination date and amounts due for certain costs and expenses incurred in connection with the Management Services Agreement. Upon termination for “cause” by PEAK6, the Company shall pay PEAK6 any unpaid quarterly payments that are due on or before the termination date, all Management Fees that would have been paid by the Company to PEAK6 in the first three years of the agreement less amounts actually paid, and the Warrant shall vest immediately without regard to any vesting conditions. Upon termination for cause by the Company, PEAK6 shall pay the Company an amount equal to the aggregate amount of all Management Fees paid by the Company during the term of the management Services Agreement.

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

	Three Months Ended
(in thousands, except per share amounts)	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015

Consolidated Statement of Operations Data:

Revenue	$7,743	$8,391	$9,098	$9,859	$10,705	$11,682	$12,262	$13,486
Cost of revenue (exclusive of depreciation shown separately below)	1,647	2,323	2,653	6,229	5,017	5,593	6,368	7,097
Sales and marketing	854	1,103	1,380	1,452	1,242	1,144	996	755
Customer service	545	523	840	993	826	769	721	749
Technical operations	350	419	305	297	388	210	214	212
Development	748	962	1,180	1,030	1,059	1,053	1,008	917
General and administrative	2,038	2,438	2,004	2,511	2,675	2,933	2,533	2,238
Depreciation	1,038	738	746	712	604	562	532	513
Amortization of intangible assets	69	68	78	78	78	10	10	10
Impairment of intangible and long-lived assets	4,480	58	52	39	65	26	37	69
Total cost and expenses	11,769	8,632	9,238	13,341	11,954	12,300	12,419	12,560
Operating (loss) income	(4,026)	(241)	(140)	(3,482)	(1,249)	(618)	(157)	926
Interest expense (income) and other, net	138	(82)	114	(141)	16	191	(229)	118
Income (loss) before (benefit) provision for income taxes	(4,164)	(159)	(254)	(3,341)	(1,265)	(809)	72	808
Income tax (benefit) provision	(447)	(65)	(583)	67	(23)	13	168	85
Net (loss) income	$(3,717)	$(94)	$329	$(3,408)	$(1,242)	$(822)	$(96)	$723
Basic and diluted net income (loss) per share	$(0.12)	$(0.00)	$0.01	$(0.13)	$(0.05)	$(0.03)	$(0.00)	$0.03
Shares used in computation of basic net income (loss) per share	31,895	29,212	25,908	25,846	25,675	25,188	25,100	24,654
Shares used in computation of diluted net income (loss) per share	31,895	29,212	25,975	25,846	25,675	25,188	25,100	24,942