Form 10-Q
period 2017-03-31
SPARK NETWORKS INC
filed 2017-05-03
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The registrant had 32,097,183 shares of common stock, par value $0.001 per share, outstanding as of April 30, 2017.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$10,806	$11,360
Restricted cash	415	454
Accounts receivable	406	525
Prepaid expenses and other	1,128	1,408
Total current assets	12,755	13,747
Property and equipment, net	3,356	4,494
Goodwill	10,883	10,523
Intangible assets, net	2,903	2,950
Deposits and other assets	95	103
Total assets	$29,992	$31,817
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,156	819
Accrued liabilities	2,730	2,590
Deferred revenue	3,532	4,005
Total current liabilities	7,418	7,414
Deferred tax liability - non-current	2,202	2,092
Other liabilities	172	246
Total liabilities	9,792	9,752
Commitments and Contingencies (Note 10)
Stockholders' equity:
10,000,000 shares of Preferred Stock authorized, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	-	-
100,000,000 shares of Common Stock authorized, $0.001 par value, with 32,097,183 and 31,983,545 shares of Common Stock issued and outstanding at March 31, 2017 and December 31, 2016:	32	32
Additional paid-in-capital	87,358	87,198
Accumulated other comprehensive income	813	713
Accumulated deficit	(68,003)	(65,878)
Total stockholders' equity	20,200	22,065
Total liabilities and stockholders' equity	$29,992	$31,817

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$7,264	$9,859
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,354	6,229
Sales and marketing	650	1,452
Customer service	635	993
Technical operations	219	297
Development	715	1,030
General and administrative	3,234	2,511
Depreciation	1,708	712
Amortization of intangible assets	49	78
Impairment of intangible and long-lived assets	9	39
Total cost and expenses	9,573	13,341
Operating loss	(2,309)	(3,482)
Interest (income) expense and other, net	(231)	(141)
Loss before provision for income taxes	(2,078)	(3,341)
Income tax provision	47	67
Net loss	(2,125)	(3,408)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	100	(21)
Comprehensive loss	$(2,025)	$(3,429)

Net loss per share - basic and diluted	$(0.07)	$(0.13)
Weighted average shares outstanding - basic and diluted	32,003	25,846

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation
Sales and marketing	$1	$28
Customer service	3	1
Technical operations	2	21
Development	(4)	5
General and administrative	158	267

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,125)	$(3,408)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,757	790
Impairment of intangible and long-lived assets	9	39
Stock-based compensation	160	322
Foreign exchange gain on intercompany loan	(253)	(154)
Provision for deferred income taxes	110	46
Bad debt expense	-	2
Changes in operating assets and liabilities:
Accounts receivable	119	288
Restricted cash	39	73
Prepaid expenses and other assets	267	425
Accounts payable and accrued liabilities	513	89
Deferred revenue	(473)	149
Other liabilities	(74)	(72)
Net cash provided by (used in) operating activities	49	(1,411)
Cash flows from investing activities:
Purchases of property and equipment	(603)	(1,071)
Net cash used in investing activities	(603)	(1,071)
Net decrease in cash	(554)	(2,482)
Cash and cash equivalents at beginning of year	11,360	6,565
Cash and cash equivalents at end of year	$10,806	$4,083
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23	$-
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$55	$114

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

The consolidated financial statements in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2016. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the 2016 Annual Report.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standard”). In July 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption as of the original effective date of December 15, 2016 (including interim reporting periods within those periods) is permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. Management currently expects to adopt ASU No. 2014-09 in the first quarter of 2018, utilizing the full retrospective application. As predominantly all of the performance obligations in the Company’s revenue arrangements include access to services provided over a contractual period consistent with current guidance, management does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the existing guidance in Topic 718, Compensation – Stock Compensation. The guidance in ASU No. 2016-09 simplifies various aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. Under ASU No. 2016-09, all excess tax benefits and tax deficiencies are recorded as a component of the income tax provision in the reporting period in which they occur. The guidance in ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016, and interim periods within those fiscal periods, with early adoption permitted. Management has adopted ASU No. 2016-09 prospectively effective January 1, 2017. As of December 31, 2016, the Company’s deferred tax assets included a reduction of federal and state net operating losses attributed to excess tax benefits from stock-based compensation which had not been previously recognized of $5.3 million. As the Company maintains a full valuation allowance on deferred tax assets, the adoption of ASU 2016-09 on January 1, 2017, resulted in no impact to the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which simplifies the accounting for goodwill impairment by eliminating the second step of the existing two-step goodwill impairment test. The guidance in ASU No. 2017-04 eliminates the requirement for an entity to determine goodwill impairment by calculating the implied fair value of goodwill. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the fair value of a reporting unit. The guidance in ASU No. 2017-04 is effective for fiscal periods beginning after December 15, 2019, with early adoption permitted, and is to be applied using a prospective approach. Management has adopted ASU No. 2017-04 effective January 1, 2017, and does not expect the adoption of ASU No. 2017-04 to have a material impact on its consolidated financial statements.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

For the three months ended March 31, 2017 and 2016, all stock options, restricted stock units, and performance-based restricted stock units outstanding during the period were excluded from the weighted average number of shares of common stock outstanding calculation because they would have been anti-dilutive.

The elements used in the computation of basic and diluted net loss per share were as follows:

	Three Months Ended March 31,
(in thousands except per share amounts)	2017	2016
Net Loss Per Share - Basic and Diluted
Net loss applicable to common stock	$(2,125)	$(3,408)
Weighted average shares outstanding - basic and diluted	32,003	25,846
Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.13)

4.	Revolving Credit Facility

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

Borrowings under the Credit Agreement bear interest at the prime rate (which has a floor of 3.25%) plus 0.25% (4.25% at March 31, 2017). In addition, the Company is required to pay a quarterly unused line fee equal to 0.30% per annum of the unused portion of the revolving line of credit during the applicable quarter. The Credit Agreement provides for interest-only payments during its term, with principal due at maturity. Pursuant to the Credit Agreement and the intellectual property security agreement entered into by each of the borrowers on January 22, 2016 (each an “IP Security Agreement”), the Company has granted to the Bank a security interest in substantially all of its respective personal property, including intellectual property, to secure the obligations under the Credit Agreement and the other loan documents.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA (as defined in the Credit Agreement) of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of March 31, 2017, credit extensions under the Credit Agreement were not available to the Company as a result of the foregoing financial covenants.

As of March 31, 2017, there were no outstanding borrowings under the Credit Agreement. In connection with the Credit Agreement, the Company paid deferred financing costs, with the current portion included in prepaid expenses and other, and the long-term portion classified as deposits and other assets.  The deferred financing costs are amortized on a straight-line basis to interest expense and other, net in the Consolidated Statements of Operations and Comprehensive Loss through the maturity of the Credit Agreement on January 22, 2018. Amortization expense for the deferred financing costs for the three months ended March 31, 2017 and 2016 was $15,000 and $8,000 respectively. The unamortized balance of deferred financing costs was $49,000 as of March 31, 2017.

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

5.	Impairment of Long-lived Assets

During the three months ended March 31, 2017, the Company impaired $9,000 of long-lived assets primarily related to the unamortized balance of computer software that failed to perform to Company standards. During the three months ended March 31, 2016, the Company impaired $39,000 of long-lived assets primarily related to capitalized software development costs associated with certain products that failed to perform to Company standards.

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

On April 6, 2016, the Company’s Board of Directors authorized the expansion of the repurchase program such that total availability increased from $2.6 million to $5.0 million. During the three months ended March 31, 2017 and 2016, the Company did not make any stock repurchases.

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

Pursuant to the 2007 Plan’s “evergreen” provision, on the first day of each calendar year beginning in 2009, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Company common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors. As of March 31, 2017, the 2007 Plan had 7.4 million shares authorized for issuance.

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

During the three months ended March 31, 2017, the Company granted 168,000 non-qualified stock options to the Board of Directors, of which 25% of the non-qualified stock options vest each fiscal quarter such that all options are vested by December 31, 2017. The Company also granted approximately 1.2 million non-qualified stock options to several employees, of which 25% of the non-qualified stock options vest on the first year anniversary and 12.5% of the remaining options vest every six months thereafter.

For the three months ended March 31, 2017 and 2016, compensation expense for stock options was $56,000 and $49,000, respectively. As of March 31, 2017, there was $759,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of three years.

Trigger Price Options

Trigger price options awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

For the three months ended March 31, 2017 and 2016, compensation expense for trigger price options was $7,000 and $69,000, respectively. As of March 31, 2017, there was $4,000 of unrecognized compensation cost related to trigger price options which will be fully recognized by July 31, 2017.

Stock Option and Trigger Price Option Activity

The following table describes employee stock and trigger price option activity for the three months ended March 31, 2017 (in thousands, except Weighted Average Price per Share and Aggregate Intrinsic Value):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,195	$6.77
Granted	1,345	1.01
Exercised	-	-
Expired	-	-
Forfeited	(30)	6.04
Outstanding at March 31, 2017	2,510	$3.69	5.5	$28,584
Vested and exercisable at March 31, 2017	484	$5.14	4.1	$1,260

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed with respect to the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock.

During 2014, the Company awarded 125,000 performance-based restricted shares to an executive officer that vest over a period of two years. As of March 31, 2017, the performance conditions have been met. Unvested performance awards partially vest on the first anniversary as defined in the executive’s employment agreement and the remainder on the second anniversary. The executive does not need to remain employed with the Company for the awards to vest. During 2015, the Company awarded 25,000 restricted shares to the same executive officer. The Company did not award any restricted stock during the three months ended March 31, 2017 and 2016.

Compensation expense for restricted stock awards is recognized over the requisite service period of two years. The Company recognizes share-based compensation on a graded or straight-line basis depending on the terms of the award. For the three months ended March 31, 2017, there was no compensation expense for restricted stock awards. For the three months ended March 31, 2016, compensation expense for restricted stock awards was $10,000. As of March 31, 2017, there was no unrecognized compensation cost related to unvested restricted stock awards.

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the three months ended March 31, 2016, the Company entered into agreements with several executive officers and employees whereby the Company may grant up to 267,000 RSUs based upon the achievement of certain performance-based goals at the discretion of our Compensation Committee. In order for these RSUs to be granted, the Company’s annual revenue and adjusted earnings before interest, depreciation, amortization, and income tax expense (“Adjusted EBITDA”) must exceed a minimum amount; depending upon the Company’s actual annual revenue and Adjusted EBITDA, or a change in control event, additional restricted stock may be earned up to a maximum amount. Upon achievement of the performance condition, the unvested performance awards will vest immediately.

Considerable judgment is required in assessing the estimated level of achievement of the performance goals. During the year ended December 31, 2016, the employment of three executive officers was terminated, and management adjusted its estimated level of achievement of the performance goals for all executive officers and employees. As of March 31, 2017, there are 60,000 performance-based RSUs remaining that may be granted if the performance conditions are achieved. For the three months ended March 31, 2017, no compensation expense was recognized for these RSUs. For the three months ended March 31, 2016, compensation expense for RSUs was $54,000.

During the three months ended March 31, 2016, the Company also granted an executive officer and an employee approximately 52,000 RSUs, which vested immediately. The total compensation expense recognized for these RSUs during this period was $159,000.

During the three months ended March 31, 2016, the Company recognized compensation expense of $154,000 related to awards granted to the Board of Directors during the fourth quarter of 2015, of which 25% of the RSUs subject to the award vest each quarter such that all RSUs were vested by November 30, 2016.

During the three months ended March 31, 2017, the Company granted approximately 367,000 RSUs to the Board of Directors in addition to cash fees for the fiscal quarters of 2017. The RSUs vest 25% on each fiscal quarter such that all RSUs are vested by December 31, 2017. For the three months ended March 31, 2017, compensation expense was $97,000. As of March 31, 2017, there was $270,000 of unrecognized compensation cost related to these RSUs, which will be fully recognized by December 31, 2017.

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

8.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2017.

(in thousands, net of tax)	Foreign Currency Translation
Balance at December 31, 2016	$713
Other comprehensive income (loss) before reclassifications	100
Balance at March 31, 2017	$813

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017.

9.	Segment Information

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

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue
Jewish Networks	$3,148	$3,995
Christian Networks	3,813	5,405
Other Networks	286	438
Offline and Other Businesses	17	21
Total Revenue	$7,264	$9,859

Direct Marketing Expenses
Jewish Networks	$570	$533
Christian Networks	803	4,420
Other Networks	60	120
Total Direct Marketing Expenses	1,433	5,073
Unallocated Operating Expenses	8,140	8,268
Operating Loss	$(2,309)	$(3,482)

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

Three class action law suits have been filed in Israel alleging inter alia violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law and its regulations. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to these motions to certify the class actions was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the ICC so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016 the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. On March 10, 2016, the Consumer Council filed an objection to the settlement agreement, arguing inter alia that the benefits offered to the clients are insufficient, and that the Company's new business model does not comply with certain legal requirements. The Company and the plaintiffs filed their responses on March 24, 2016. On April 14, 2016, the Attorney General notified the Court that it has no objection to the settlement agreement. On February 8, 2017, a hearing was held during which the judge asked questions about the settlement agreement. The Company and the plaintiffs filed a revised settlement agreement on February 18, 2017, for the judge’s final approval. On February 28, 2017, the judge approved the settlement agreement, which provided for compensation and legal fees under terms from the original settlement agreement. The Company has recorded an accrual of $52,000 for the probable cost related to resolving this matter as of March 31, 2017.

City of Santa Monica, California – City Attorney General Investigation

On May 16, 2016, representatives from Spark Networks met with representatives from a cross-jurisdictional working group consisting of consumer fraud attorneys from the City of Santa Monica and offices of the District Attorney from the counties of Los Angeles, Santa Cruz, Santa Clara and San Diego (“Cross Jurisdictional Group”). This meeting was held at the request of the Cross Jurisdictional Group, as a “pre-filing” meeting to explain and potentially resolve issues over auto-renewal disclosures by the Spark Network websites. The Cross Jurisdictional Group alleges that the Spark Network websites violate California law on disclosure of auto-renewal terms and ability to cancel auto-renewal. They also claim that the Spark Networks websites violate California dating contract statues, which (where applicable) require a three day right to cancel. The Cross Jurisdictional Group sent a voluntary document request (not a subpoena) to the Company on June 2, 2016. The Company cooperated with the Cross Jurisdictional Group and provided information in response to the voluntary request. The Cross Jurisdictional Group has indicated that it would like the Company to change its disclosures in certain respects, and that it intends to seek the payment of a penalty in an unspecified amount. In response to these disclosure requests, the Company has made changes. On March 8, 2017, the Company received a settlement communication from the City of Santa Monica and offices of the District Attorney, proposing settlement terms including payment of civil penalties, restitution to consumers, investigative costs and legal fees ranging from $1.5 million to $2.2 million. The Company responded to the settlement communication on April 21, 2017, by defending why the allegations are without merit, and proposed a settlement including (a) a penalty payment of $400,000, and (b) reimbursement of attorney’s fees and investigative costs of up to $75,000. The Company has recorded an accrual of $475,000 for the probable cost related to resolving this matter as of March 31, 2017.

Jedi Technologies, Inc. vs. Spark Networks, Inc., Spark Networks USA, LLC and Smooch Labs, Inc.

On November 15, 2016, Jedi Technologies, Inc. filed a complaint for patent infringement with a demand for jury trial against Spark Networks, Inc, Spark Networks USA, LLC and Smooch Labs, Inc. The Company was served with the complaint and summons as of November 21, 2016. The Company filed a motion to dismiss on January 12, 2017 in the District of Delaware, and received Jedi Technologies, Inc.’s opposition to the motion to dismiss. The Company filed its reply to the opposition on February 2, 2017. A Joint Status Report was filed on February 10, 2017. The Company is currently awaiting the court’s decision to either set a schedule for discovery or set a hearing on the Motion to Dismiss. As of March 31, 2017, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

Please refer to the Company’s 2016 Annual Report for the year ended December 31, 2016 for a description of additional litigation and claims. We have additional existing legal claims and may encounter future legal claims in the normal course of business. In our opinion, the resolutions of the existing legal claims are not expected to have a material impact on our financial position or results of operations.

We intend to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of March 31, 2017 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

11.	Income Taxes

During the three months ended March 31, 2017, the Company recorded a provision for income tax of $47,000, which consists of $27,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, and $20,000 of foreign and state current tax expense. During the three months ended March 31, 2016, the Company recorded a provision for income tax of $67,000, which consists of $79,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, $59,000 of foreign and state current tax expense, $20,000 related to interest accrued on unrecognized tax benefits, and $(91,000) related to the impact of a tax law change in Israel.

The Company’s year-to-date March 31, 2017 effective tax rate was less than the U.S. statutory rate of 34% primarily due to an increase in the Company’s valuation allowance.

12.Related Party Transactions

MLLNNL, LLC

The Company has multiple, on-going engagements with MLLNNL, LLC (“Mllnnl”), a marketing agency that employs, and was co-founded by, an employee of the Company’s wholly-owned subsidiary, Smooch Labs, Inc. (“Smooch Labs”). In June 2016, the Company engaged Mllnnl to provide marketing consultation services. For the three months ended March 31, 2017, the Company expensed $87,000 for services performed by Mllnnl. There were no related party transactions with MLLNLL during the three months ended March 31, 2016.

PEAK6 Investments, L.P.

Purchase Agreement and Warrant

On August 9, 2016, the Company issued and sold to PEAK6 Investments, L.P. (“PEAK6”) an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share pursuant to the terms of a purchase agreement dated as of August 9, 2016 (the “Purchase Agreement”), for an aggregate purchase price of $7.8 million. The Company also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement (the “Warrant Agreement”) dated as of August 9, 2016.  One-half of the shares subject to the warrant vest when the closing price of the Company’s common stock on the New York Stock Exchange equals or exceeds $2.50 per share for 15 trading days during a 30-trading day period and the remaining one-half of the shares subject to the warrant vest when the closing price of the Company’s common stock equals or exceeds $3.50 per share for 15 trading days during a 30-trading day period.  The exercise period of the warrant commences on February 8, 2017 and has a five-year term from the date of the agreement.  The Warrant Agreement provides that PEAK6 shall not have the right to exercise the warrant to the extent that PEAK6 would beneficially own in excess of 29.99% of the number of shares of common stock outstanding of the Company. If this restriction results in PEAK6 being unable to exercise the warrant at the end of the five-year term, the warrant term shall be extended one year. Subsequent to the stock purchase and as of March 31, 2017, PEAK6 holds a 15.6% ownership of the Company.

Management assessed whether the issuance of warrants represents a liability or equity instrument, and has determined that the warrants issued to PEAK6 are linked to equity instruments that are deemed to be indexed to the Company’s own stock. As such, the Company classified the warrant as equity at its fair value at the time of issuance and reassesses the equity classification at each balance sheet date. At March 31, 2017, management concluded that the equity classification remains appropriate for the warrant, as there have been no amendments or modifications to the terms of the warrant since the effective date of the Warrant Agreement.

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

During the three months ended March 31, 2017, PEAK6 invoiced the Company a Management Fee of $250,000, representing the full amount due for services expected to be provided for the period ended May 31, 2017, excluding marketing costs as described below. The Management Fee may increase up to the contractual amount in future periods. The Management Fee expense is included within technical operations, development, and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2017, Management Fee expense to PEAK6 was $250,000.The prepaid expenses balance related to the Management Fee was $167,000 at March 31, 2017. There was no Management Fee expense paid to PEAK6 for the three months ended March 31, 2016.

In addition, in the event that PEAK6 partners or employees are engaged to provide marketing or marketing related services to the Company either as replacement of Company employees or other external marketing resources engaged by the Company or as if they were Company employees, then the Company will reimburse PEAK6 for the actual costs incurred by such PEAK6 partners or employees. The amount to be reimbursed in any year by the Company for such marketing or marketing related services shall not exceed the lesser of “Saved Company Marketing Costs” or $1.8 million. “Saved Company Marketing Costs” is defined as the aggregate amount of fully burdened costs to the Company of the sales and marketing employees and external marketing resources (consulting or otherwise) that provided marketing or similar services to the Company that are replaced or reduced by the Company or PEAK6 partners or employees. The amounts reimbursed to PEAK6 for marketing and marketing related services are included as sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2017, the Company has expensed $208,000 for sales and marketing services performed by PEAK6. There was no marketing expense paid to PEAK6 for the three months ended March 31, 2016.

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

13.Business Combinations

On October 14, 2015, the Company completed the acquisition of all the outstanding shares of Smooch Labs, an unrelated third party and owner of dating app, JSwipe.

The purchase agreement with Smooch Labs included contingent earnout consideration up to an additional $10.0 million to be paid with a combination of one-third cash and two-thirds stock based upon Smooch Lab’s performance against certain agreed-upon operating objectives for the years ending December 31, 2016 and 2017. Management has completed an evaluation of the probability of the performance milestones being achieved within the related earnout periods, and determined that the performance milestones would not likely be achieved. As such, management has not recorded any contingent consideration as of the acquisition date or March 31, 2017. Management would classify a contingent consideration liability within Level 3 of the fair value hierarchy, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

14.Subsequent Events

On May 2, 2017, the Company entered into an Agreement and Plan of Merger by and among the Company, Affinitas GmbH, a German limited company (“Affinitas”), Blitz 17-655 SE, a European stock corporation (Societas Europaea, SE) with its corporate seat in Germany (“New Parent”), and Chardonnay Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of New Parent (“Merger Sub”) (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company, and the separate existence of Merger Sub will cease, and the Company will become a wholly owned subsidiary of New Parent (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the date and time when the Merger becomes effective (the “Effective Time”), stockholders of the Company will have the right to receive, in respect to each share of common stock of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time, a number of American Depositary Shares of New Parent (“New Parent ADSs”) equal to the Exchange Ratio (as defined below).  Each New Parent ADS will equal 0.1 shares of ordinary no-par value registered shares of New Parent (“New Parent Ordinary Shares”).  Following the Effective Time, each outstanding share of Company Common Stock will cease to be outstanding, will be canceled, and will cease to exist.  “Exchange Ratio” means 0.1, unless any of the warrants to purchase Company Common Stock (the “Company Warrants”) issued pursuant to that certain Warrant Agreement, dated as of August 9, 2016, by and between the Company and PEAK6 Investments, L.P., are exercised, in which case “Exchange Ratio” means (i) 0.1 multiplied by (ii) a fraction, the numerator of which is the number of shares of Company Common Stock outstanding as of the Effective Time less the number of shares of Company Common Stock issued pursuant to any Company Warrants, and the denominator of which is the number of shares of Company Common Stock outstanding as of the Effective Time.

The Merger Agreement may be terminated prior to the Effective Time upon certain conditions as set forth in the Merger Agreement.

Consummation of the Merger is subject to customary conditions, including, among others things, approval by the Company’s stockholders.

Upon consummation of the Merger, the board of directors of the New Parent (the “New Parent Board”) will be composed of (i) three directors to be selected by Affinitas prior to the filing of the preliminary Registration Statement (as defined below), (ii) one director to be selected by the Company prior to the filing of the Registration Statement and (iii) three directors as mutually agreed by the Company and Affinitas prior to the filing of the Registration Statement.

As promptly as practicable after the date of the Registration Statement is declared effective, the Company will take all action necessary in accordance with applicable laws to duly call, set a record date for, give notice of, convene, and hold a meeting of the holders of Company Common Stock (the “Stockholder Meeting”).  The Company has agreed to cause the Stockholder Meeting to be held for the purpose of voting upon a proposal to adopt the Merger Agreement and Merger.

Pursuant to the Merger Agreement, New Parent and Affinitas, in cooperation with the Company, have agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form F-4 (the “Registration Statement”) pursuant to which the shares of New Parent Ordinary Shares issuable pursuant to the Merger will be registered with the SEC under the Securities Act, and the Company will prepare a proxy statement on Schedule 14A relating to the approval and adoption by the Company’s stockholders at the Stockholder Meeting of the Merger Agreement, the Merger, and the other transactions contemplated by the Merger Agreement (the “Proxy Statement/Prospectus”) for inclusion in the Registration Statement as a prospectus, and to be filed with the SEC as part of the Registration Statement.  The Company agrees to use reasonable best efforts to cause the Registration Statement to become effective under the Securities Act as soon after filing as practicable, and to keep the Registration Statement effective as long as is necessary to consummate the Merger and the transactions contemplated thereby. Further, the Company agrees to use its reasonable best efforts to cause the Proxy Statement/Prospectus to be mailed to its shareholders as promptly as practicable after the Registration Statement becomes effective.

Upon certain events, if the Merger Agreement is terminated by the Company, then the Company is obligated to pay Affinitas a one-time fee equal to the greater of (i) $1,500,000 or (ii) the fees and expenses of Affinitas related to the Merger.

Concurrently with the execution of the Merger Agreement, (i) certain stockholders of the Company will have entered into voting agreements with the Company pursuant to which such stockholders have agreed, among other things, to vote their shares of Company Common Stock in favor of the Merger Agreement and the transactions contemplated thereby and (ii) all stockholder of Affinitas will have entered into a support agreement pursuant to which such stockholders have agreed, among other things, to vote their shares of Affinitas stock in favor of the transactions contemplated by the Merger Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2016 Annual Report.

Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Such forward-forward looking statements also include statements relating to the timing of the closing of the merger transaction with Affinitas and related matters. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to (i) the possibility that the merger does not close when expected or at all because required shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all; (ii) changes in the Company’s share price before closing, including as a result of the financial performance of Affinitas prior to closing, or more generally due to broader stock market movements, and the performance of peer group companies; (iii) the risk that the benefits from the transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which the Company and Affinitas operate; (iv) the ability to promptly and effectively integrate the businesses of the Company and Affinitas; (v) the reaction to the transaction of the companies’ customers, employees and counterparties; (vi) diversion of management time on merger-related issues; and (vii) our ability to attract members, convert members into paying subscribers and retain our paying subscribers, develop or acquire new product offerings and successfully implement and expand those offerings, keep pace with rapid technological changes, maintain the strength of our existing brands and maintain and enhance those brands, continue to depend upon the telecommunications infrastructure and our networking hardware and software infrastructure, identify and consummate strategic acquisitions and integrate acquired companies or assets, obtain financing on acceptable terms, and successfully implement both cost cutting initiatives and our current long-term growth strategy, and other factors described in the “Risk Factors” section of this Form 10-Q and our 2016 Annual Report.

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

There were no significant changes to our critical accounting policies during the three months ended March 31, 2017, as compared to those policies disclosed in our 2016 Annual Report.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Average Paying Subscribers
Jewish Networks	48,823	52,493	63,930
Christian Networks	73,627	88,774	124,180
Other Networks	7,991	9,408	11,341
Total Average Paying Subscribers	130,441	150,675	199,451

Average paying subscribers for the Jewish Networks segment decreased 23.6% to 48,823 in the three months ended March 31, 2017 compared to 69,630 in the same period last year. Average paying subscribers for the Christian Networks segment decreased 40.7% to 73,627 in the three months ended March 31, 2017 compared to 124,180 in the same period last year. Average paying subscribers for the Other Networks segment decreased 29.5% to 7,991 in the three months ended March 31, 2017 compared to 11,341 in the same period last year. The decreases reflect reduced marketing and promotional activity within these segments.

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

Unaudited selected statistical information regarding period ending subscribers for our operating segments is shown in the table below.

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Period Ending Subscribers
Jewish Networks	47,236	51,519	63,982
Christian Networks	65,146	82,163	122,935
Other Networks	7,158	8,690	11,321
Total Period Ending Subscribers	119,540	142,372	198,238

Period ending subscribers for the Jewish Networks segment decreased 26.2% to 47,236 as of March 31, 2017 compared to 63,982 in the same period last year. Period ending subscribers for the Christian Networks segment decreased 47.0% to 65,146 as of March 31, 2017 compared to 122,935 in the same period last year. Period ending subscribers for the Other Networks segment decreased 36.8% to 7,158 as of March 31, 2017 compared to 11,321 in the same period last year. The decreases reflect reduced marketing and promotional activity within these segments.

We expect continued declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	32.4	63.2
Sales and marketing	8.9	14.7
Customer service	8.7	10.1
Technical operations	3.0	3.0
Development	9.8	10.4
General and administrative	44.5	25.5
Depreciation	23.5	7.2
Amortization of intangible assets	0.7	0.8
Impairment of intangible and long-lived assets	0.1	0.4
Total cost and expenses	131.6	135.3
Operating loss	(31.6)	(35.3)
Interest (income) expense and other, net	(3.2)	(1.4)
Loss before provision for income taxes	(28.4)	(33.9)
Income tax provision	0.6	0.7
Net loss	(29.0)%	(34.6)%

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 0.1% and 2.2% of our revenue in the three months ended March 31, 2017 and 2016, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 26.3% to $7.3 million in the three months ended March 31, 2017 as compared to $9.9 million in the same period in 2016. The revenue decrease can be primarily attributed to declines in subscription revenue within our Jewish Networks and Christian Networks segments. Revenue for the Jewish Networks segment decreased 21.2% to $3.1 million in the three months ended March 31, 2017 as compared to $4.0 million in the same period in 2016. The lower Jewish Networks revenue reflects the aforementioned 23.6% decrease in average paying subscribers. Revenue for the Christian Networks segment decreased 29.5% to $3.8 million in the three months ended March 31, 2017 as compared to $5.4 million in the same period in 2016. The lower Christian Networks revenue reflects the aforementioned 40.7% decrease in average paying subscribers. Revenue for the Other Networks segment decreased 34.7% to $286,000 in the three months ended March 31, 2017 as compared to $438,000 in the same period in 2016. The decrease in Other Networks revenue is driven by a 29.5% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses decreased 28.2% to $9.6 million in the three months ended March 31, 2017 as compared to $13.3 million in the same period in 2016. The decrease is primarily attributable to a $3.9 million decrease in cost of revenue.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 62.2% to $2.4 million in the three months ended March 31, 2017 as compared to $6.2 million in the same period in 2016. This decrease can be primarily attributed to the reduction in Christian Networks direct marketing expenses. Direct marketing expenses for the Jewish Networks segment increased 14.6% to $570,000 in the three months ended March 31, 2017 as compared to $497,000 for the same period in 2016. Direct marketing expenses for the Christian Networks segment decreased 81.8% to $803,000 in the three months ended March 31, 2017 as compared to $4.4 million in the same period in 2016. The reduction in direct marketing expense primarily reflects lower online and offline advertising spend, as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.  We expect continued declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 55.2% to $650,000 in the three months ended March 31, 2017 as compared to $1.5 million in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and also address site usage and dating questions from our members. Customer service expenses decreased 36.1% to $635,000 in the three months ended March 31, 2017 as compared to $993,000 in the same period in 2016. The decrease is primarily attributed to lower personnel costs.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 26.3% to $219,000 in the three months ended March 31, 2017 as compared to $297,000 in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses decreased 30.6% to $715,000 in the three months ended March 31, 2017 as compared to $1.0 million in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 28.8% to $3.2 million in the three months ended March 31, 2017 as compared to $2.5 million in the same period in 2016. The increase can be attributed to $475,000 of expense related to the Company’s accrual for the probable cost of resolving the legal matter with the City of Santa Monica, $514,000 of non-recurring legal costs related to the Merger Agreement, and PEAK6 Management Fee expense of $125,000 incurred during the first quarter of 2017.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased to $1.7 million in the three months ended March 31, 2017 as compared to $712,000 in the same period in 2016. The increase can be attributed to implementing our new information technology platform.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense decreased to $49,000 in the three months ended March 31, 2017 as compared to $78,000 in the same period in 2016. The decrease reflects the impairment of an intangible asset during the fourth quarter of 2016.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets decreased to $9,000 in the three months ended March 31, 2017 as compared to $39,000 in the same period in 2016. The expenses reflect the unamortized balance of computer software and capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest (income) expense and other, net reflected $231,000 of interest income in the three months ended March 31, 2017 as compared to $141,000 of interest income in the same period in 2016. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax provision. Income tax provision for the three months ended March 31, 2017 was $47,000, which consists of $27,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, and $20,000 of foreign and state current tax expense. Income tax provision for the three months ended March 31, 2016 was $67,000, which consists of $79,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite-lived intangibles, $59,000 of foreign and state current tax expense, $20,000 related to interest accrued on unrecognized tax benefits and ($91,000) related to the impact of law change in Israel.

Liquidity and Capital Resources

As of March 31, 2017 we had cash and cash equivalents of $10.8 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash provided by operations was $49,000 in the first three months of 2017, as compared to $1.4 million of net cash used by operations in the same period in 2016. The positive operating cash flow in 2017 was driven by our decision to invest less heavily in direct marketing during the first quarter of 2017.

Net cash used in investing activities was $603,000 in the first three months of 2017, as compared to $1.1 million for the same period in 2016. The net cash used in investing activities reflects purchases of fixed assets and capitalized software in the normal course of business.

On January 22, 2016, the Company and certain of its direct and indirect subsidiaries, as co-borrowers entered into a two year Loan and Security Agreement (the “Credit Agreement”) with Western Alliance Bank, as lender (the “Bank”). Under the Credit Agreement, the Company has a revolving line of credit available of up to $10.0 million, with an aggregate sublimit of $500,000 for ancillary services (including letters of credit, cash management services and foreign exchange transaction services). The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon the eligible US GAAP revenue of the borrowers and an advance rate percentage calculated in accordance with the terms of the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at the prime rate (which shall have a floor of 3.25%) plus 0.25% (4.25% at March 31, 2017). In addition, the Company is required to pay a quarterly unused line fee equal to 0.30% per annum of the unused portion of the revolving line of credit during the applicable quarter. The Credit Agreement provides for interest-only payments during its term, with principal due at maturity.

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

The financial covenants in the Credit Agreement, which are only tested when there are any outstanding credit extensions thereunder and/or prior to any request for a credit extension, are as follows: the Company, on a consolidated basis, must maintain (i) as of the last day of each fiscal quarter, actual minimum Adjusted EBITDA of at least 80% of the projected Adjusted EBITDA set forth in the annual operating budget and projections of the Company (the “Plan”) delivered to and approved by the Bank, measured on a trailing three month basis; (ii) as of the last day of each fiscal quarter, actual minimum revenue of at least 80% of the projected revenue set forth in the Plan, measured on a trailing three month basis; and (iii) unrestricted cash at the Bank of at least $3.0 million, tested monthly on the last business day of each month. As of March 31, 2017, credit extensions under the Credit Agreement were not available to the Company as a result of the foregoing financial covenants.

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

As of March 31, 2017, we held cash of approximately $613,000 denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this Quarterly Report on From 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other information

ITEM 1.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2016 Annual Report.

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

During the three months ended March 31, 2017, we did not make any stock repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of May 2, 2017, by and among Spark Networks, Inc., Affinitas GmbH, Blitz 17-655 SE, and Chardonnay Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017).

10.1

Form of Voting Agreement, dated as of May 2, 2017, by and among by and among Spark Networks, Inc., Affinitas GmbH, Blitz 17-655 SE, Chardonnay Merger Sub, Inc., and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017).

10.2

Form of Registration Rights Agreement to be entered into by and among by and among Spark Networks, Inc., Affinitas GmbH, Blitz 17-655 SE, Chardonnay Merger Sub, Inc., and certain stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017).

10.3

Form of Support Agreement, dated as of May 2, 2017, by and among by and among Spark Networks, Inc., Affinitas GmbH, Blitz 17-655 SE, Chardonnay Merger Sub, Inc., and all stockholders of Affinitas (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017).

10.4

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

Date: May 3, 2017