Form 10-Q
period 2017-06-30
SPARK NETWORKS INC
filed 2017-08-08
CIK 1314475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant had 32,176,023 shares of common stock, par value $0.001 per share, outstanding as of August 2, 2017.

SPARK NETWORKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SPARK NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,808	$11,360
Restricted cash	380	454
Accounts receivable	438	525
Prepaid expenses and other	540	1,408
Total current assets	11,166	13,747
Property and equipment, net	2,221	4,494
Goodwill	11,136	10,523
Intangible assets, net	2,840	2,950
Deposits and other assets	90	103
Total assets	$27,453	$31,817
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,158	$819
Accrued liabilities	2,858	2,590
Deferred revenue	3,143	4,005
Total current liabilities	7,159	7,414
Deferred tax liability - non-current	2,274	2,092
Other liabilities	98	246
Total liabilities	9,531	9,752
Commitments and Contingencies (Note 10)
Stockholders' equity:
10,000,000 shares of Preferred Stock authorized, $0.001 par value, 450,000 of which are designated as Series C Junior Participating Cumulative Preferred Stock, with no shares of Preferred Stock issued or outstanding	-	-
100,000,000 shares of Common Stock authorized, $0.001 par value, with 32,176,023 and 31,983,545 shares of Common Stock issued and outstanding at June 30, 2017 and December 31, 2016:	32	32
Additional paid-in-capital	87,543	87,198
Accumulated other comprehensive income	869	713
Accumulated deficit	(70,522)	(65,878)
Total stockholders' equity	17,922	22,065
Total liabilities and stockholders' equity	$27,453	$31,817

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$6,640	$9,098	$13,904	$18,957
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,684	2,653	4,038	8,882
Sales and marketing	561	1,380	1,211	2,832
Customer service	586	840	1,221	1,833
Technical operations	280	305	499	602
Development	904	1,180	1,619	2,210
General and administrative	3,664	2,004	6,898	4,515
Depreciation	1,666	746	3,374	1,458
Amortization of intangible assets	49	78	98	156
Impairment of intangible and long-lived assets	15	52	24	91
Total cost and expenses	9,409	9,238	18,982	22,579
Operating loss	(2,769)	(140)	(5,078)	(3,622)
Interest (income) expense and other, net	(111)	114	(342)	(27)
Loss before income tax benefit	(2,658)	(254)	(4,736)	(3,595)
Income tax benefit	(139)	(583)	(92)	(516)
Net (loss) income	(2,519)	329	(4,644)	(3,079)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	56	(4)	156	(25)
Comprehensive (loss) income	$(2,463)	$325	$(4,488)	$(3,104)

Net (loss) earnings per share - basic and diluted	$(0.08)	$0.01	$(0.14)	$(0.12)
Weighted average shares outstanding - basic	32,098	25,908	32,051	25,885
Weighted average shares outstanding - diluted	32,098	25,975	32,051	25,885

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation
Sales and marketing	$15	$67	$16	$95
Customer service	2	4	5	4
Technical operations	2	24	4	44
Development	16	7	12	12
General and administrative	150	242	308	511

See accompanying notes

SPARK NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,644)	$(3,079)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,472	1,614
Impairment of intangible and long-lived assets	24	91
Stock-based compensation	345	666
Foreign exchange gain on intercompany loan	(423)	(64)
Provision for deferred income taxes	182	(1)
Settlement of unrecognized tax benefits	(186)	(719)
Bad debt expense	-	52
Changes in operating assets and liabilities:
Accounts receivable	87	369
Restricted cash	74	131
Prepaid expenses and other assets	830	736
Accounts payable and accrued liabilities	858	(682)
Deferred revenue	(862)	(626)
Other liabilities	(148)	(146)
Net cash used in operating activities	(391)	(1,658)
Cash flows from investing activities:
Purchases of property and equipment	(1,161)	(1,777)
Net cash used in investing activities	(1,161)	(1,777)
Net decrease in cash	(1,552)	(3,435)
Cash and cash equivalents at beginning of year	11,360	6,565
Cash and cash equivalents at end of year	$9,808	$3,130
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37	$14
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$26	$91

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

Merger Agreement with Affinitas GmbH (“Elite Singles”)

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

Pursuant to the Merger Agreement, New Parent and Affinitas, in cooperation with the Company, have agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form F-4 (the “Registration Statement”) pursuant to which the shares of New Parent Ordinary Shares issuable pursuant to the Merger will be registered with the SEC under the Securities Act, and the Company will prepare a proxy statement on Schedule 14A relating to the approval and adoption by the Company’s stockholders at the Stockholder Meeting of the Merger Agreement, the Merger, and the other transactions contemplated by the Merger Agreement (the “Proxy Statement/Prospectus”) for inclusion in the Registration Statement as a prospectus, and to be filed with the SEC as part of the Registration Statement.  The Company has agreed to use reasonable best efforts to cause the Registration Statement to become effective under the Securities Act as soon after filing as practicable, and to keep the Registration Statement effective as long as is necessary to consummate the Merger and the transactions contemplated thereby. Further, the Company agrees to use its reasonable best efforts to cause the Proxy Statement/Prospectus to be mailed to its shareholders as promptly as practicable after the Registration Statement becomes effective.

Upon certain events, if the Merger Agreement is terminated by the Company, then the Company is obligated to pay Affinitas a one-time fee equal to the greater of (i) $1,500,000 or (ii) the fees and expenses of Affinitas related to the Merger.

In connection with the execution of the Merger Agreement, (i) certain stockholders of the Company entered into voting agreements with the Company pursuant to which such stockholders have agreed, among other things, to vote their shares of Company Common Stock in favor of the Merger Agreement and the transactions contemplated thereby and (ii) all stockholders of Affinitas entered into a support agreement pursuant to which such stockholders have agreed, among other things, to vote their shares of Affinitas stock in favor of the transactions contemplated by the Merger Agreement.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the existing guidance in Topic 718, Compensation – Stock Compensation. The guidance in ASU No. 2016-09 simplifies various aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. Under ASU No. 2016-09, all excess tax benefits and tax deficiencies are recorded as a component of the income tax provision in the reporting period in which they occur. The guidance in ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016, and interim periods within those fiscal periods, with early adoption permitted. Management has adopted ASU No. 2016-09 prospectively effective January 1, 2017. As of December 31, 2016, the Company’s deferred tax assets included a reduction of federal and state net operating losses attributed to excess tax benefits from stock-based compensation which had not been previously recognized of $5.3 million. As the Company maintains a full valuation allowance on deferred tax assets, the adoption of ASU 2016-09 on January 1, 2017 resulted in no impact to the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which provides clarity and reduces diversity in practice when applying the guidance in Topic 718, Compensation-Stock Compensation to a change to the terms or conditions of a share-based payment award. The guidance in ASU No. 2017-09 requires an entity to apply modification accounting for share-based payment awards unless (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU No. 2017-09 is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal periods, with early adoption permitted.  Management is currently assessing the impact the guidance will have upon adoption.

3.	Net (Loss) Earnings Per Share

Basic net (loss) earnings per share is computed by dividing net (loss) earnings available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net (loss) earnings per share is computed by dividing net (loss) earnings available to common stockholders by the diluted weighted average number of shares of common stock outstanding.

Dilutive net (loss) earnings per share includes any dilutive impact of stock options, restricted stock units, and performance-based restricted stock units. For the three and six months ended June 30, 2017, all stock options, restricted stock units, and performance-based restricted stock units outstanding during the period were excluded from the calculation of diluted net (loss) earnings per share because they would have been anti-dilutive. For the three months ended June 30, 2016, approximately 594,000 shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2016, all stock options, restricted stock units, and performance-based restricted stock units outstanding during the period were excluded from the calculation of diluted net (loss) earnings per share because they would have been anti-dilutive.

The elements used in the computation of basic and diluted net (loss) earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2017	2016	2017	2016
Basic Net (Loss) Earnings Per Share
Net (loss) income applicable to common stock	$(2,519)	$329	$(4,644)	$(3,079)
Weighted average shares outstanding	32,098	25,908	32,051	25,885
Basic Net (Loss) Earnings Per Share	$(0.08)	$0.01	$(0.14)	$(0.12)
Diluted Net (Loss) Earnings Per Share
Net (loss) income applicable to common stock	$(2,519)	$329	$(4,644)	$(3,079)
Weighted average shares outstanding	32,098	25,908	32,051	25,885
Effect of dilutive securities	-	67	-	-
Weighted average number of shares	32,098	25,975	32,051	25,885
Diluted Net (Loss) Earnings Per Share	$(0.08)	$0.01	$(0.14)	$(0.12)

4.	Revolving Credit Facility

As of January 22, 2016, the Company and certain of its direct and indirect subsidiaries, as co-borrowers, had a $10.0 million two-year Loan and Security Agreement (the “Credit Agreement”) with Western Alliance Bank, as lender (the “Bank”).

On June 5, 2017, the Company terminated its loan and security agreement represented by the Credit Agreement. In connection with the termination of the Credit Agreement, the Company paid $5,000 in fees.

In connection with the original Credit Agreement, the Company paid deferred financing costs, which were amortized on a straight-line basis to interest expense and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2017 was $49,000 and $64,000 respectively. Amortization expense for the three and six months ended June 30, 2016 was $12,000 and $20,000 respectively. At June 30, 2017, all deferred financing costs are fully amortized.

5.	Impairment of Long-lived Assets

During the three and six months ended June 30, 2017, the Company impaired $15,000 and $24,000, respectively, of long-lived assets primarily related to the unamortized balance of domain names and computer software that failed to perform to Company standards. During the three and six months ended June 30, 2016, the Company impaired $52,000 and $91,000 of long-lived assets primarily related to capitalized software development costs associated with certain products that failed to perform to Company standards.

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

On April 6, 2016, the Company’s Board of Directors authorized the expansion of the repurchase program such that total availability increased from $2.6 million to $5.0 million. During the three and sixth months ended June 30, 2017 and 2016, the Company did not make any stock repurchases.

7.	Stock-Based Compensation

Employee Stock Option Plan

The Company maintains two share-based employee compensation plans: the 2007 Omnibus Incentive Plan (the “2007 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan serves as the successor to the 2007 Plan and became effective as of May 11, 2017.  Outstanding awards under the 2007 Plan continue to be subject to the terms and conditions of the 2007 Plan, as described below. Since May 11, 2017, no additional securities have been nor will be in the future issued under the 2007 Plan.

On July 9, 2007, the Company adopted the 2007 Plan, which initially authorized and reserved 2.5 million shares of common stock to be issued under the plan. In connection with the Company’s Scheme of Arrangement, the 2004 Share Option Plan was frozen; however, all outstanding shares previously granted thereunder continue in full force and effect.

Pursuant to the 2007 Plan’s “evergreen” provision, on the first day of each calendar year beginning in 2009, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of outstanding shares of Company common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors. As of June 30, 2017, the 2007 Plan had 7.4 million shares authorized for issuance.

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

During the six months ended June 30, 2017, the Company granted 168,000 non-qualified stock options to the Board of Directors, of which 25% of the non-qualified stock options vest each fiscal quarter such that all options are vested by December 31, 2017. The Company also granted approximately 1.2 million non-qualified stock options to several employees, of which 25% of the non-qualified stock options vest on the first year anniversary and 12.5% of the remaining options vest every six months thereafter.

For the three and six months ended June 30, 2017, compensation expense for stock options was $64,000 and $120,000, respectively. For the three and six months ended June 30, 2016, compensation expense for stock options was $65,000 and $114,000, respectively. As of June 30, 2017, there was $633,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of three years.

Trigger Price Options

Trigger price options awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

For the three and six months ended June 30, 2017, compensation expense for trigger price options was $3,000 and $10,000, respectively. For the three and six months ended June 30, 2016, compensation expense for trigger price options was $61,000 and $130,000, respectively. As of June 30, 2017, there was $1,000 of unrecognized compensation cost related to trigger price options, which will be fully recognized by July 31, 2017.

Stock Option and Trigger Price Option Activity

The following table describes employee stock and trigger price option activity for the three and six months ended June 30, 2017 (in thousands, except Weighted Average Price per Share and Aggregate Intrinsic Value):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,195	$6.77
Granted	1,345	1.01
Exercised	-	-
Expired	-	-
Forfeited	(30)	6.04
Outstanding at March 31, 2017	2,510	$3.69	5.5	$28,584
Granted	-	$-
Exercised	-	-
Expired	-	-
Forfeited	(76)	2.78
Outstanding at June 30, 2017	2,434	$3.72	5.2	$-
Vested and exercisable at June 30, 2017	830	$6.35	3.5	$-

Restricted Stock Awards

Restricted shares awarded under the 2007 Plan entitle the shareholder the right to vote the restricted shares, the right to receive and retain cash dividends paid or distributed with respect to the restricted shares, and all other rights as a holder of outstanding shares of the Company’s common stock. The Company did not award any restricted stock during the three and six months ended June 30, 2017 and 2016.

Compensation expense for restricted stock awards is recognized over the requisite service period of two years. The Company recognizes share-based compensation on a graded or straight-line basis depending on the terms of the award. For the three and six months ended June 30, 2017, there was no compensation expense for restricted stock awards. For the three and six months ended June 30, 2016, compensation expense for restricted stock awards was $10,000 and $20,000, respectively. As of June 30, 2017, there was no unrecognized compensation cost related to unvested restricted stock awards.

Restricted Stock Units

Restricted stock units (“RSUs”) awarded under the 2007 Plan entitle the shareholder the right to receive common stock or the value thereof in the future subject to restrictions imposed in connection with the award.

During the six months ended June 30, 2016, the Company entered into agreements with several executive officers and employees whereby the Company may grant up to 267,000 RSUs based upon the achievement of certain performance-based goals at the discretion of our Compensation Committee. As of June 30, 2017, the Compensation Committee determined these awards would not be granted. For the three and six months ended June 30, 2017, no compensation expense was recognized for these RSUs. For the three and six months ended June 30, 2016, compensation expense for these RSUs was $54,000 and $108,000, respectively.

During the six months ended June 30, 2016, the Company also granted an executive officer and an employee approximately 52,000 RSUs, which vested immediately. The total compensation expense recognized for these RSUs during the six months ended June 30, 2016 was $159,000.

During the three and six months ended June 30, 2016, the Company recognized compensation expense of $154,000 and $308,000, respectively, related to awards granted to the Board of Directors during the fourth quarter of 2015, of which 25% of the RSUs subject to the award vest each quarter such that all RSUs were vested by November 30, 2016.

During the six months ended June 30, 2017, the Company granted approximately 367,000 RSUs to the Board of Directors in addition to cash fees for the fiscal quarters of 2017. The RSUs vest 25% on each fiscal quarter such that all RSUs are vested by December 31, 2017. Following the election of directors on the Board of Directors at the Company’s Annual Meeting of Stockholders, the Company granted an additional 26,000 RSUs and approximately 60,000 RSUs were cancelled as a result of the changes in committee membership on the Company’s Board of Directors.  The additional RSUs vest 33% on each fiscal quarter such that all RSUs are vested by December 31, 2017. For the three and six months ended June 30, 2017, compensation expense was $78,000 and $175,000, respectively. As of June 30, 2017, there was $156,000 of unrecognized compensation cost related to these RSUs, which will be fully recognized by December 31, 2017.

Following the acquisition of Smooch Labs (“Smooch”), the Company entered into agreements with Smooch employees whereby the Company agreed, subject to the approval of the Company’s Board of Directors, to grant each employee a certain number of RSUs based upon the achievement of certain performance-based goals. For fiscal year 2017, the amount of RSUs available to each such employee is $25,000 divided by the trailing volume weighted average trading price of the Company’s shares for the 20 trading days preceding the beginning of fiscal year 2017. Any RSUs granted upon achievement of the performance conditions shall be fully vested on grant. Compensation expense for restricted stock units is recognized over the requisite service period of five quarters and will be adjusted in subsequent reporting periods if the estimated level of achievement of the performance goals changes. For the three and six months ended June 30, 2017, compensation expense for RSUs was $40,000, which is based on management’s estimated level of achievement of the performance goals. Achievement of this estimated level of performance would result in the grant of 100,000 RSUs. Considerable judgment is required in assessing the estimated level of achievement of the performance goals. Accordingly, use of different assumptions or estimates could result in different compensation expense. As of June 30, 2017, there was $60,000 of unrecognized compensation cost related to RSUs which will be fully recognized by March 31, 2018.

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

On May 30, 2017, the Board of Directors approved of amended and restated bylaws of the Company effective as of such date (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws eliminate Article VII from the Company’s prior bylaws, which had set forth restrictions on the transfer of the Company’s securities in order to address certain tax benefits of the Company. Subsequent articles in the bylaws were renumbered and no other changes were made to the Company’s bylaws.

8.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2017.

(in thousands, net of tax)	Foreign Currency Translation
Balance at December 31, 2016	$713
Other comprehensive income (loss) before reclassifications	100
Balance at March 31, 2017	$813
Other comprehensive income (loss) before reclassifications	56
Balance at June 30, 2017	$869

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2017.

9.	Segment Information

Segment reporting requires the use of the management approach in determining operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. The Company’s financial reporting includes detailed data on four separate reportable segments: (1) Jewish Networks, which consists of JDate, JDate.co.uk, JDate.fr, JDate.co.il, and JSwipe; (2) Christian Networks, which consists of ChristianMingle, CrossPaths, ChristianMingle.co.uk, ChristianMingle.com.au, Believe.com, and Faith.com; (3) Other Networks, which consists of general market websites as well as other properties which are primarily composed of sites targeted towards various religious, ethnic, geographic and special interest groups; and (4) Offline & Other Businesses, which consists of revenue generated from offline activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue
Jewish Networks	$3,137	$3,627	$6,285	$7,623
Christian Networks	3,371	5,044	7,184	10,449
Other Networks	134	413	420	852
Offline and Other Businesses	(2)	14	15	33
Total Revenue	$6,640	$9,098	$13,904	$18,957

Direct Marketing Expenses
Jewish Networks	$259	$372	$829	$869
Christian Networks	405	1,001	1,208	5,421
Other Networks	26	105	86	225
Total Direct Marketing Expenses	690	1,478	2,123	6,516
Unallocated Operating Expenses	8,719	7,760	16,859	16,063
Operating Loss	$(2,769)	$(140)	$(5,078)	$(3,622)

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

Three class action law suits have been filed in Israel alleging inter alia violations of the Israel Consumer Protection Law of 1981.  Spark Networks (Israel) Ltd. (“Spark Israel”) was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Ben-Jacob action on January 14, 2014.  The plaintiff alleges that Spark Israel refused to cancel her subscription and provide a refund for unused periods and claims that such a refusal is in violation of the Consumer Protection Law.  Spark Israel was served with a Statement of Claim and a motion to Certify it as a Class Action in the Gever action on January 21, 2014.  The plaintiff alleges that Spark Israel renewed his one month subscription without receiving his positive agreement in advance and claims that such renewal is prohibited under the Consumer Protection Law and its regulations. Spark Israel was served with a Statement of Claim and a Motion to Certify it as a Class Action in the Korland action on February 12, 2014.  The plaintiff alleges that Spark Israel refused to give her a full refund and charged her the price of a one month subscription to the JDate website in violation of the Consumer Protection Law.  In each of these three cases, the plaintiff is seeking personal damages and damages on behalf of a defined group. On May 8, 2014, the Court granted Spark Israel’s motion to consolidate all three cases. All three cases are now consolidated and will be litigated jointly. Spark Israel’s combined response to these motions to certify the class actions was filed November 1, 2014, and the plaintiffs responded to the combined response. The parties had a hearing before the judge on December 24, 2014.  Following the hearing the judge ordered that the pleadings filed by the parties be transferred to the ICC so that the ICC can provide its position as to the parties’ allegations within 90 days. The ICC issued its opinion on April 1, 2015.  Following the filing of the ICC opinion, the parties filed briefs addressing the ICC opinion. On January 7, 2016, the parties advised the Court that they have agreed on the terms of a settlement agreement, and jointly moved to approve the agreement and give it the effect of a judgment. According to the terms of the settlement agreement, clients who bought a subscription to JDate.co.il on October 12, 2008 or later will be entitled to receive certain benefits. The settlement agreement, which provides for compensation and legal fees, will only come into effect if the court approves it. On January 14, 2016 the Court ordered the parties to publish the terms of the proposed settlement agreement. The Court allowed for the Attorney General or any person who wishes to object to the settlement or exclude himself from the class to file their position with the Court through March 10, 2016. On March 10, 2016, the Consumer Council filed an objection to the settlement agreement, arguing inter alia that the benefits offered to the clients are insufficient, and that the Company's new business model does not comply with certain legal requirements. The Company and the plaintiffs filed their responses on March 24, 2016. On April 14, 2016, the Attorney General notified the Court that it has no objection to the settlement agreement. On February 8, 2017, a hearing was held during which the judge asked questions about the settlement agreement. The Company and the plaintiffs filed a revised settlement agreement on February 18, 2017, for the judge’s final approval. On February 28, 2017, the judge approved the settlement agreement, which provided for compensation and legal fees under terms from the original settlement agreement. The Company has expensed $52,000 related to the settlement of this matter during the six months ended June 30, 2017.

City of Santa Monica, California – City Attorney General Investigation

On May 16, 2016, representatives from Spark Networks met with representatives from a cross-jurisdictional working group consisting of consumer fraud attorneys from the City of Santa Monica and offices of the District Attorney from the counties of Los Angeles, Santa Cruz, Santa Clara and San Diego (“Cross Jurisdictional Group”). This meeting was held at the request of the Cross Jurisdictional Group, as a “pre-filing” meeting to explain and potentially resolve issues over auto-renewal disclosures by the Spark Network websites. The Cross Jurisdictional Group alleges that the Spark Network websites violate California law on disclosure of auto-renewal terms and ability to cancel auto-renewal. They also claim that the Spark Networks websites violate California dating contract statues, which (where applicable) require a three day right to cancel. The Cross Jurisdictional Group sent a voluntary document request (not a subpoena) to the Company on June 2, 2016. The Company cooperated with the Cross Jurisdictional Group and provided information in response to the voluntary request. The Cross Jurisdictional Group has indicated that it would like the Company to change its disclosures in certain respects, and that it intends to seek the payment of a penalty in an unspecified amount. In response to these disclosure requests, the Company has made changes. On March 8, 2017, the Company received a settlement communication from the City of Santa Monica and offices of the District Attorney, proposing settlement terms including payment of civil penalties, restitution to consumers, investigative costs and legal fees ranging from $1.5 million to $2.2 million. The Company responded to the settlement communication on April 21, 2017, by defending why the allegations are without merit, and proposed a settlement including (a) a penalty payment of $400,000, and (b) reimbursement of attorney’s fees and investigative costs of up to $75,000. During the second quarter of 2017, the City of Santa Monica proposed new settlement terms including payment of civil penalties, restitution to consumers, investigative costs and legal fees ranging from $1.5 million to $2.1 million. The Company has not responded to the settlement communication as of June 30, 2017. If the Company and the City of Santa Monica are not able to reach a resolution, it is anticipated that this matter will proceed to litigation. The Company has recorded an accrual of $475,000 for the probable cost related to resolving this matter as of June 30, 2017.

Jedi Technologies, Inc. vs. Spark Networks, Inc., Spark Networks USA, LLC and Smooch Labs, Inc.

On November 15, 2016, Jedi Technologies, Inc. filed a complaint for patent infringement with a demand for jury trial against Spark Networks, Inc, Spark Networks USA, LLC and Smooch Labs, Inc. The Company was served with the complaint and summons as of November 21, 2016. The Company filed a motion to dismiss on January 12, 2017 in the District of Delaware, and received Jedi Technologies, Inc.’s opposition to the motion to dismiss. The Company filed its reply to the opposition on February 2, 2017. A Joint Status Report was filed on February 10, 2017. On August 3, 2017, after considering the motion to dismiss, the court granted such motion, invalidating all claims asserted by Jedi Technologies, Inc. Both parties have thirty days to file a notice of appeal if they choose to do so. As of June 30, 2017, the Company is unable to reasonably estimate the possibility of an unfavorable outcome, or the amount of any liability that may result from this matter.

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

We intend to defend vigorously against each of the above lawsuits. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal accruals as of June 30, 2017 are adequate in light of the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

11.	Income Taxes

During the six months ended June 30, 2017, the Company recorded an income tax benefit of $(92,000) which consists of $41,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $33,000 of foreign and state current tax expense, and $(166,000) related to the settlement in the second quarter of 2017 of a state tax position that was previously unrecognized.

During the three months ended June 30, 2017, the Company recorded an income tax benefit of $(139,000), which consists of $14,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $13,000 of foreign and state current tax expense, and $(166,000) related to the settlement in the second quarter of 2017 of a state tax position that was previously unrecognized.

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

The Company’s year-to-date June 30, 2017 effective tax rate was less than the U.S. statutory rate of 34% primarily due to the valuation allowance and the decrease in unrecognized tax benefits resulting from a state settlement. The Company’s year-to-date June 30, 2016 effective tax rate was less than the U.S. statutory rate of 34% primarily due to an increase in the Company’s valuation allowance and the decrease in unrecognized tax benefits resulting from a state settlement.

12.Related Party Transactions

MLLNNL, LLC

The Company has multiple, on-going engagements with MLLNNL, LLC (“Mllnnl”), a marketing agency that employs, and was co-founded by, an employee of the Company’s wholly-owned subsidiary, Smooch Labs, Inc. (“Smooch Labs”). In June 2016, the Company engaged Mllnnl to provide marketing consultation services. For the three and six months ended June 30, 2017, the Company expensed $84,000 and $171,000, respectively, for services performed by Mllnnl. For the three and six months ended June 30, 2016, the Company expensed $121,000 and $172,000, respectively.

PEAK6 Investments, L.P.

Purchase Agreement and Warrant

On August 9, 2016, the Company issued and sold to PEAK6 Investments, L.P. (“PEAK6”) an aggregate of 5,000,000 shares of common stock of the Company at a purchase price of $1.55 per share pursuant to the terms of a purchase agreement dated as of August 9, 2016 (the “Purchase Agreement”), for an aggregate purchase price of $7.8 million. The Company also issued a warrant to PEAK6 to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $1.74 per share pursuant to the terms of a warrant agreement (the “Warrant Agreement”) dated as of August 9, 2016.  One-half of the shares subject to the warrant vest when the closing price of the Company’s common stock on the New York Stock Exchange equals or exceeds $2.50 per share for 15 trading days during a 30-trading day period and the remaining one-half of the shares subject to the warrant vest when the closing price of the Company’s common stock equals or exceeds $3.50 per share for 15 trading days during a 30-trading day period.  The exercise period of the warrant commences on February 8, 2017 and has a five-year term from the date of the agreement.  The Warrant Agreement provides that PEAK6 shall not have the right to exercise the warrant to the extent that PEAK6 would beneficially own in excess of 29.99% of the number of shares of common stock outstanding of the Company. If this restriction results in PEAK6 being unable to exercise the warrant at the end of the five-year term, the warrant term shall be extended one year. Subsequent to the stock purchase and as of June 30, 2017, PEAK6 holds a 15.5% ownership of the Company.

Management assessed whether the issuance of warrants represents a liability or equity instrument, and has determined that the warrants issued to PEAK6 are linked to equity instruments that are deemed to be indexed to the Company’s own stock. As such, the Company classified the warrant as equity at its fair value at the time of issuance and reassesses the equity classification at each balance sheet date. At June 30, 2017, management concluded that the equity classification remains appropriate for the warrant, as there have been no amendments or modifications to the terms of the warrant since the effective date of the Warrant Agreement.

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

In connection with the Purchase Agreement, Daniel Rosenthal was appointed the Company’s Chief Executive Officer and David Budworth was appointed the Company’s Chief Technology Officer, each effective as of August 11, 2016.  Daniel Rosenthal and Brad Goldberg were also appointed to the Company’s Board of Directors as PEAK6’s director designees pursuant to the Purchase Agreement, effective as of August 10, 2016.  Mr. Goldberg was also appointed as a member of the nominating committee and compensation committee of the Board of Directors, effective as of August 10, 2016. In connection with the Annual Meeting of Stockholders held on May 11, 2017, Mr. Goldberg was appointed as Chairman of the Company’s Board of Directors, and will no longer serve on the Nominating or Compensation Committees. Mr. Goldberg currently serves as the President of PEAK6, and Mr. Rosenthal and Mr. Budworth are both partners at PEAK6. Mr. Rosenthal and Mr. Budworth’s compensation for their services to the Company totaling $700,000 annually is included within general and administrative and technical operations expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

During the three and six months ended June 30, 2017, PEAK6 invoiced the Company a Management Fee of $250,000 and $500,000, respectively, representing the full amount due for services expected to be provided for the period ended August 31, 2017, excluding marketing costs as described below. The Management Fee may increase up to the contractual amount in future periods. The Management Fee expense is included within technical operations, development, and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and six months ended June 30, 2017, Management Fee expense to PEAK6 was $250,000 and $500,000, respectively. The accrued expense balance related to the Management Fee was $83,000 at June 30, 2017. There was no Management Fee expense paid to PEAK6 for the three and six months ended June 30, 2016.

In addition, in the event that PEAK6 partners or employees are engaged to provide marketing or marketing related services to the Company either as replacement of Company employees or other external marketing resources engaged by the Company or as if they were Company employees, then the Company will reimburse PEAK6 for the actual costs incurred by such PEAK6 partners or employees. The amount to be reimbursed in any year by the Company for such marketing or marketing related services shall not exceed the lesser of “Saved Company Marketing Costs” or $1.8 million. “Saved Company Marketing Costs” is defined as the aggregate amount of fully burdened costs to the Company of the sales and marketing employees and external marketing resources (consulting or otherwise) that provided marketing or similar services to the Company that are replaced or reduced by the Company or PEAK6 partners or employees. The amounts reimbursed to PEAK6 for marketing and marketing related services are included as sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and six months ended June 30, 2017, the Company has expensed $182,000 and $390,000, respectively, for sales and marketing services performed by PEAK6. There was no marketing expense paid to PEAK6 for the three and six months ended June 30, 2016.

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

Lloyd I. Miller III

On August 22, 2016, the Company issued and sold to certain affiliates of Lloyd I. Miller, III (“Lloyd Miller”) an aggregate of 840,031 shares of common stock of the Company at a purchase price of $1.55 per share, for an aggregate purchase price of approximately $1.3 million. Lloyd Miller is a holder of more than 10% of the Company’s outstanding shares of capital stock.

There were no related party transactions during the three and six months ended June 30, 2017.

13.Business Combinations

On October 14, 2015, the Company completed the acquisition of all the outstanding shares of Smooch Labs, an unrelated third party and owner of dating app, JSwipe.

The purchase agreement with Smooch Labs included contingent earnout consideration up to an additional $10.0 million to be paid with a combination of one-third cash and two-thirds stock based upon Smooch Lab’s performance against certain agreed-upon operating objectives for the years ending December 31, 2016 and 2017. Management has completed an evaluation of the probability of the performance milestones being achieved within the related earnout periods, and determined that the performance milestones would not likely be achieved. As such, management has not recorded any contingent consideration as of the acquisition date or June 30, 2017. Management would classify a contingent consideration liability within Level 3 of the fair value hierarchy, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

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

Merger Agreement with Affinitas GmbH (“Elite Singles”)

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

Pursuant to the Merger Agreement, New Parent and Affinitas, in cooperation with the Company, have agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form F-4 (the “Registration Statement”) pursuant to which the shares of New Parent Ordinary Shares issuable pursuant to the Merger will be registered with the SEC under the Securities Act, and the Company will prepare a proxy statement on Schedule 14A relating to the approval and adoption by the Company’s stockholders at the Stockholder Meeting of the Merger Agreement, the Merger, and the other transactions contemplated by the Merger Agreement (the “Proxy Statement/Prospectus”) for inclusion in the Registration Statement as a prospectus, and to be filed with the SEC as part of the Registration Statement.  The Company has agreed to use reasonable best efforts to cause the Registration Statement to become effective under the Securities Act as soon after filing as practicable, and to keep the Registration Statement effective as long as is necessary to consummate the Merger and the transactions contemplated thereby. Further, the Company agrees to use its reasonable best efforts to cause the Proxy Statement/Prospectus to be mailed to its shareholders as promptly as practicable after the Registration Statement becomes effective.

Upon certain events, if the Merger Agreement is terminated by the Company, then the Company is obligated to pay Affinitas a one-time fee equal to the greater of (i) $1,500,000 or (ii) the fees and expenses of Affinitas related to the Merger.

In connection with the execution of the Merger Agreement, (i) certain stockholders of the Company entered into voting agreements with the Company pursuant to which such stockholders have agreed, among other things, to vote their shares of Company Common Stock in favor of the Merger Agreement and the transactions contemplated thereby and (ii) all stockholders of Affinitas entered into a support agreement pursuant to which such stockholders have agreed, among other things, to vote their shares of Affinitas stock in favor of the transactions contemplated by the Merger Agreement.

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

There were no significant changes to our critical accounting policies during the six months ended June 30, 2017, as compared to those policies disclosed in our 2016 Annual Report.

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

Unaudited selected statistical information regarding average paying subscribers for our operating segments is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average Paying Subscribers
Jewish Networks	47,278	61,732	48,051	62,831
Christian Networks	60,972	117,024	67,299	120,602
Other Networks	6,675	11,182	7,333	11,261
Total Average Paying Subscribers	114,925	189,938	122,683	194,694

Average paying subscribers for the Jewish Networks segment decreased 23.4% to 47,278 in the three months ended June 30, 2017 compared to 61,732 in the same period last year. Average paying subscribers for the Christian Networks segment decreased 47.9% to 60,972 in the three months ended June 30, 2017 compared to 117,024 in the same period last year. Average paying subscribers for the Other Networks segment decreased 40.3% to 6,675 in the three months ended June 30, 2017 compared to 11,182 in the same period last year. The decreases reflect reduced marketing and promotional activity within these segments.

Average paying subscribers for the Jewish Networks segment decreased 23.5% to 48,051 in the six months ended June 30, 2017 compared to 62,831 in the same period last year. Average paying subscribers for the Christian Networks segment decreased 44.2% to 67,299 in the six months ended June 30, 2017 compared to 120,602 in the same period last year. Average paying subscribers for the Other Networks segment decreased 34.9% to 7,333 in the six months ended June 30, 2017 compared to 11,261 in the same period last year. The decreases reflect reduced marketing and promotional activity within these segments.

We expect continued year over year declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Key Metric — Period Ending Subscribers

We regularly review period ending subscribers as a key metric to evaluate the effectiveness of our operating strategies and the financial performance of our business. Period ending subscribers for each period represent the paying subscriber count as of the last day of the period.

Unaudited selected statistical information regarding period ending subscribers for our operating segments is shown in the table below.

	For the three and six months ended
	June 30, 2017	June 30, 2016
Period Ending Subscribers
Jewish Networks	47,487	59,868
Christian Networks	57,947	112,895
Other Networks	5,937	10,915
Total Period Ending Subscribers	111,371	183,678

Period ending subscribers for the Jewish Networks segment decreased 20.7% to 47,487 as of June 30, 2017 compared to 59,868 in the same period last year. Period ending subscribers for the Christian Networks segment decreased 48.7% to 57,947 as of June 30, 2017 compared to 112,895 in the same period last year. Period ending subscribers for the Other Networks segment decreased 45.6% to 5,937 as of June 30, 2017 compared to 10,915 in the same period last year. The decreases reflect reduced marketing and promotional activity within these segments.

We expect continued year over year declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Results of Operations

The following table presents our operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	25.4	29.2	29.0	46.9
Sales and marketing	8.4	15.2	8.7	14.9
Customer service	8.8	9.2	8.8	9.7
Technical operations	4.2	3.4	3.6	3.2
Development	13.6	13.0	11.6	11.7
General and administrative	55.2	22.0	49.6	23.8
Depreciation	25.1	8.2	24.3	7.7
Amortization of intangible assets	0.7	0.9	0.7	0.8
Impairment of intangible and long-lived assets	0.2	0.6	0.2	0.5
Total cost and expenses	141.6	101.7	136.5	119.2
Operating loss	(41.6)	(1.7)	(36.5)	(19.2)
Interest (income) expense and other, net	(1.7)	1.3	(2.5)	(0.1)
Loss before income tax benefit	(39.9)	(3.0)	(34.0)	(19.1)
Income tax benefit	(2.1)	(6.4)	(0.7)	(2.7)
Net (loss) income	(37.8)%	3.4%	(33.3)%	(16.4)%

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 0.7% and 1.6% of our revenue in the three months ended June 30, 2017 and 2016, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 27.0% to $6.6 million in the three months ended June 30, 2017 as compared to $9.1 million in the same period in 2016. The revenue decrease can be primarily attributed to declines in subscription revenue within our Jewish Networks and Christian Networks segments. Revenue for the Jewish Networks segment decreased 13.5% to $3.1 million in the three months ended June 30, 2017 as compared to $3.6 million in the same period in 2016. The lower Jewish Networks revenue reflects the aforementioned 23.4% decrease in average paying subscribers. Revenue for the Christian Networks segment decreased 33.2% to $3.4 million in the three months ended June 30, 2017 as compared to $5.0 million in the same period in 2016. The lower Christian Networks revenue reflects the aforementioned 47.9% decrease in average paying subscribers. Revenue for the Other Networks segment decreased 67.6% to $134,000 in the three months ended June 30, 2017 as compared to $413,000 in the same period in 2016. The decrease in Other Networks revenue is driven by a 40.3% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses increased 1.9% to $9.4 million in the three months ended June 30, 2017 as compared to $9.2 million in the same period in 2016. The increase is primarily attributable to a $1.7 million increase in general and administrative expenses related to the pending merger with Affinitas.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 36.5% to $1.7 million in the three months ended June 30, 2017 as compared to $2.7 million in the same period in 2016. This decrease can be primarily attributed to the reduction in Jewish and Christian Networks direct marketing expenses. Direct marketing expenses for the Jewish Networks segment decreased 30.4% to $259,000 in the three months ended June 30, 2017 as compared to $372,000 for the same period in 2016. Direct marketing expenses for the Christian Networks segment decreased 59.5% to $405,000 in the three months ended June 30, 2017 as compared to $1.0 million in the same period in 2016. The reduction in direct marketing expense primarily reflects lower online and offline advertising spend, as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.  We expect continued year over year declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 59.3% to $561,000 in the three months ended June 30, 2017 as compared to $1.4 million in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and address site usage and dating questions from our members. Customer service expenses decreased 30.2% to $586,000 in the three months ended June 30, 2017 as compared to $840,000 in the same period in 2016. The decrease is primarily attributed to lower personnel costs.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 8.2% to $280,000 in the three months ended June 30, 2017 as compared to $305,000 in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses decreased 23.4% to $904,000 in the three months ended June 30, 2017 as compared to $1.2 million in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 82.8% to $3.7 million in the three months ended June 30, 2017 as compared to $2.0 million in the same period in 2016. The increase can be attributed to $1.0 million of non-recurring legal costs related to the Merger Agreement and PEAK6 Management Fee expense of $125,000 incurred during the second quarter of 2017.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased to $1.7 million in the three months ended June 30, 2017 as compared to $746,000 in the same period in 2016. The increase can be attributed to our decision to accelerate depreciation on our existing technology assets in advance of launching a new technology platform in the latter half of 2017.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense decreased to $49,000 in the three months ended June 30, 2017 as compared to $78,000 in the same period in 2016. The decrease reflects the impairment of an intangible asset during the fourth quarter of 2016.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets decreased to $15,000 in the three months ended June 30, 2017 as compared to $52,000 in the same period in 2016. The expenses reflect the unamortized balance of domain names, computer software and capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest (income) expense and other, net reflected $111,000 of interest income in the three months ended June 30, 2017 as compared to $114,000 of interest expense in the same period in 2016. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax (benefit) provision. Income tax benefit for the three months ended June 30, 2017 was $(139,000), which consists of $14,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $13,000 of foreign and state current tax expense, and $(166,000) related to the settlement in the second quarter of 2017 of a state tax position that was previously unrecognized. Income tax (benefit) provision for the three months ended June 30, 2016 was $(583,000), which consists of $76,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $57,000 of foreign and state current tax expense, $3,000 related to interest accrued on unrecognized tax benefits, and $(719,000) related to the settlement in the second quarter of 2016 of a state tax position that was previously unrecognized.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue

The vast majority of our revenue is derived from subscription fees. Approximately 1.0% and 1.9% of our revenue in the six months ended June 30, 2017 and 2016, respectively, was generated through advertising revenue and offline social events. Revenue is presented net of credits and credit card chargebacks. Our subscriptions are offered in durations of varying length (typically one, three or six months). Plans with durations longer than one month are available at discounted monthly rates. Following their initial terms, most subscriptions renew automatically until subscribers terminate them.

Revenue decreased 26.7% to $13.9 million in the six months ended June 30, 2017 as compared to $19.0 million in the same period in 2016. The revenue decrease can be primarily attributed to declines in subscription revenue within our Jewish Networks and Christian Networks segments. Revenue for the Jewish Networks segment decreased 17.6% to $6.3 million in the six months ended June 30, 2017 as compared to $7.6 million in the same period in 2016. The lower Jewish Networks revenue reflects the aforementioned 23.5% decrease in average paying subscribers. Revenue for the Christian Networks segment decreased 31.2%  to $7.2 million in the six months ended June 30, 2017 as compared to $10.4 million in the same period in 2016. The lower Christian Networks revenue reflects the aforementioned 44.2% decrease in average paying subscribers. Revenue for the Other Networks segment decreased 50.6%  to $420,000 in the six months ended June 30, 2017 as compared to $852,000 in the same period in 2016. The decrease in Other Networks revenue is driven by a 34.9% decrease in average paying subscribers, reflecting the elimination of certain online marketing investments over the last three years.

Cost and Expenses

Cost and expenses consist primarily of cost of revenue, sales and marketing, customer service, technical operations, development and general and administrative expenses.  Cost and expenses decreased 15.9%  to $19.0 million in the six months ended June 30, 2017 as compared to $22.6 million in the same period in 2016. The decrease was primarily attributable to a $4.8 million decrease in cost of revenue, offset by an increase of $2.4 million in general and administrative expenses related to the pending merger with Affinitas.

Cost of revenue. Cost of revenue consists primarily of direct marketing costs, compensation and other employee-related costs (including stock-based compensation) for personnel dedicated to maintaining our data centers, data center expenses and credit card fees. Cost of revenue decreased 54.5% to $4.0 million in the six months ended June 30, 2017 as compared to $8.9 million in the same period in 2016. This decrease can be primarily attributed to the reduction in Jewish Networks and Christian Networks direct marketing expenses. Direct marketing expenses for the Jewish Networks segment decreased 4.7% to $829,000 in the six months ended June 30, 2017 as compared to $869,000 for the same period in 2016. Direct marketing expenses for the Christian Networks segment decreased 77.7% to $1.2 million in the six months ended June 30, 2017 as compared to $5.4 million in the same period in 2016. The reduction in direct marketing expense primarily reflects lower online and offline advertising spend, as we reduce and reallocate our marketing investments to more efficient channels, partners and programming.  We expect continued year over year declines in direct marketing expenses in 2017 as management develops, implements and refines our direct marketing strategy.

Sales and marketing. Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel. Sales and marketing expenses decreased 57.2%  to $1.2 million in the six months ended June 30, 2017 as compared to $2.8 million in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

Customer service. Customer service expenses consist primarily of personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and address site usage and dating questions from our members. Customer service expenses decreased 33.4% to $1.2 million in the six months ended June 30, 2017 as compared to $1.8 million in the same period in 2016. The decrease is primarily attributed to lower personnel costs.

Technical operations. Technical operations expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements. Technical operations expenses decreased 17.1% to $499,000 in the three months ended June 30, 2017 as compared to $602,000 in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

Development. Development expenses consist primarily of costs incurred in the development, enhancement and maintenance of our websites and services. Development expenses decreased 26.7% to $1.6 million in the six months ended June 30, 2017 as compared to $2.2 million in the same period in 2016. The decrease is primarily attributed to lower compensation expense due to reductions in headcount.

General and administrative.  General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs.  General and administrative expenses increased 52.8% to $6.9 million in the six months ended June 30, 2017 as compared to $4.5 million in the same period in 2016. The increase can be attributed to $475,000 of expense related to the Company’s accrual for the probable cost of resolving the legal matter with the City of Santa Monica, $1.5 million of non-recurring legal costs related to the Merger Agreement, and PEAK6 Management Fee expense of $250,000 incurred during the first two quarters of 2017.

Depreciation.  Depreciation expenses consist primarily of depreciation of capitalized website and software development costs, computer hardware and other fixed assets. Depreciation expense increased to $3.4 million in the six months ended June 30, 2017 as compared to $1.5 million in the same period in 2016. The increase can be attributed to our decision to accelerate depreciation on our existing technology assets in advance of launching a new technology platform in the latter half of 2017.

Amortization of intangible assets. Amortization expenses consist primarily of amortization of intangible assets related to acquisitions. Amortization expense decreased to $98,000 in the three months ended June 30, 2017 as compared to $156,000 in the same period in 2016. The decrease reflects the impairment of an intangible asset during the fourth quarter of 2016.

Impairment of long-lived assets. Impairment of long-lived assets primarily represents the write-down of investments in businesses and computer software. Impairment of long-lived assets decreased to $24,000 in the six months ended June 30, 2017 as compared to $91,000 in the same period in 2016. The expenses reflect the unamortized balance of domain names, computer software and capitalized software development costs associated with certain products that failed to perform to Company standards.

Interest (income) expense and other, net.  Interest (income) expense and other, net consists primarily of interest income associated with short-term investments and cash deposits in interest bearing accounts, income or expense related to currency fluctuations and interest expense associated with borrowings from our revolving credit facility. Interest (income) expense and other, net reflected $342,000 of interest income in the six months ended June 30, 2017 as compared to $27,000 of interest income in the same period in 2016. Currency translation adjustments associated with our inter-company loan account for the difference between the two periods.

Income tax (benefit) provision. Income tax benefit for the six months ended June 30, 2017 was $(92,000), which consists of $41,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $33,000 of foreign and state current tax expense, and $(166,000) related to the settlement in the second quarter of 2017 of a state tax position that was previously unrecognized. Income tax (benefit) provision for the six months ended June 30, 2016 was $(516,000), which consists of $155,000 of deferred tax related to an increase in the deferred tax liability associated with tax deductible amortization of goodwill and other indefinite lived intangibles, $116,000 of foreign and state current tax expense, $23,000 related to interest accrued on unrecognized tax benefits, $(91,000) related to the impact of a tax law change in Israel, and $(719,000) related to the settlement in the second quarter of 2016 of a state tax position that was previously unrecognized.

Liquidity and Capital Resources

As of June, 30 2017 we had cash and cash equivalents of $9.8 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future.

Net cash used in operations was $391,000 in the first six months of 2017, as compared to $1.7 million of net cash used by operations in the same period in 2016.  The increase in operating cash flow was driven by our decision to invest less heavily on direct marketing, beginning in 2017

Net cash used in investing activities was $1.2 million in the first six months of 2017, as compared to $1.8 million for the same period in 2016. The net cash used in investing activities reflects purchases of fixed assets and capitalized software in the normal course of business.

As of January 22, 2016, the Company and certain of its direct and indirect subsidiaries, as co-borrowers entered into a $10.0 million two-year Loan and Security Agreement (the “Credit Agreement”) with Western Alliance Bank, as lender (the “Bank”).

On June 5, 2017, the Company terminated its loan and security agreement represented by the Credit Agreement. In connection with the termination of Credit Agreement, the Company paid $5,000 in fees.

In connection with the original Credit Agreement, the Company paid deferred financing costs, which were amortized on a straight-line basis to interest expense and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Amortization expense for the deferred financing costs for the three and six months ended June 30, 2017 was $49,000 and $64,000 respectively. Amortization expense for the three and six months ended June 30, 2016 was $12,000 and $20,000 respectively. At June 30, 2017, all deferred financing costs are fully amortized.

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

As of June 30, 2017, we held cash of approximately $820,000 denominated in the New Israeli Shekel. We did not hold any amounts of other foreign currencies. If rates of the New Israeli Shekel were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this Quarterly Report on From 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other information

ITEM 1.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report, which could materially affect our business, financial condition or future results. As of the date of this report, there has been no material change in any of the risk factors described in our 2016 Annual Report, except as noted below:

The Merger process could adversely affect the business relationships and employee relationships of the Company, Affinitas or their respective subsidiaries as such relationships may be subject to disruptions due to uncertainty associated with the Business Combination, which could have an adverse effect on the operating results, cash flows and financial position of the Company, Affinitas and, following the consummation of the business combination among the parties, the surviving entity (referred to herein as “New Spark”).

Parties with which the Company, Affinitas or their respective subsidiaries do business may experience uncertainty associated with the business combination among the parties (the “Business Combination”) and related transactions, including with respect to current or future business relationships with the Company, Affinitas, their respective subsidiaries or New Spark. The business relationships of the Company, Affinitas or their respective subsidiaries may be subject to disruption as suppliers and other persons with whom the Company, Affinitas or their respective subsidiaries have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Company, Affinitas or their respective subsidiaries, as applicable. In addition, certain pre-Business Combination customers or vendors of the Company and Affinitas may decide to terminate their relationship once the companies are combined for a number of reasons, including the potential that they cannot maintain their relationship with both the combined company and its competitors.  Failure to maintain any relationships upon which the Company or Affinitas rely could adversely affect the combined company’s business, financial results and prospects.

The process relating to the Merger could also cause disruptions in the employee relationships of the Company, Affinitas or their subsidiaries, which could have an adverse effect on the operating results, cash flows and financial position of the Company, Affinitas and, following the consummation of the Business Combination, New Spark. Among other things, uncertainty as to whether the Business Combination will be completed may affect the Company and Affinitas’s ability to recruit prospective employees or to retain and motivate existing employees.

The Merger Agreement restricts the parties from taking certain strategic and other actions prior to the consummation of the Business Combination.

The Merger Agreement restricts each of the Company and Affinitas, without the other party’s consent and subject to certain exceptions, from making certain acquisitions and taking other key corporate actions regarding, among other things, dividends and other distributions, issuances of securities, amendments to organizational documents, changes to accounting methods, and arrangements regarding loans and debt, until the Business Combination is consummated.  These restrictions may prevent the Company and Affinitas from pursuing otherwise attractive business opportunities and making other changes to their respective businesses that may arise prior to consummation of the Business Combination or termination of the Merger Agreement.

Any delay in completing the Business Combination may reduce or eliminate the benefits expected to be achieved as a result of the Business Combination.

The consummation of the Business Combination is subject to a number of conditions set forth in the Merger Agreement, some of which are beyond the control of both Affinitas and the Company, and any of which may prevent, delay or otherwise materially adversely affect the consummation of the Business Combination. The consummation of the Business Combination is conditioned upon, among other conditions, the receipt of the requisite approval of the Company’s stockholders, the absence of any law, or any order, injunction, judgment, decree or other action by a governmental entity which would prohibit or make illegal the consummation of the Business Combination in accordance with the terms of the Merger Agreement. It cannot be predicted whether or when these conditions will be satisfied. For example, even if the Company’s stockholders approve the Merger, any delay in the consummation of matters relating to the transfer and exchange of Affinitas shares, which require Affinitas and certain third parties to take specific actions and steps under German law, would delay the completion of the Business Combination. Any delay in completing the Business Combination could prevent or delay the combined company from realizing some or all of the anticipated cost savings, synergies, growth opportunities and other benefits expected to be achieved, if the Business Combination is successfully completed within the expected time frame.

The Company’s business and its shares may be adversely impacted if the Business Combination is not consummated.

There can be no assurance that the Business Combination will occur, as the Business Combination is subject to certain conditions. The failure to consummate the Business Combination could cause the price of the Company’s common stock to fall after termination of the Merger Agreement to the extent that the current market price of the Company’s shares reflects an assumption that the Business Combination will be completed. If the Merger Agreement is terminated, the Company’s business may have been adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Costs relating to the Merger, such as legal, accounting and financial advisory fees, must be paid even if the Merger is not completed. Further, a failed transaction may result in negative publicity and/or a negative impression of the Company in the investment community and may affect the Company’s relationship with vendors, creditors and other partners in the business community. Employees may similarly be affected by any such negative publicity and/or negative impression of the Company, and the Company may experience an increase in employee departures.  If the Merger Agreement is terminated and the Board of Directors of the Company seeks another merger or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to pay the equivalent or greater consideration than that which Affinitas has agreed to pay with respect to the Merger.

The Company is limited in its ability to require the closure of the Merger by the terms of the Merger Agreement. In addition, under circumstances defined in the Merger Agreement, if the Merger Agreement is terminated, the Company may be required to pay a one-time fee equal to the greater of $1,500,000 or the fees and expenses of Affinitas related to the Business Combination. No assurance can be provided that the conditions to the completion of the Merger will be satisfied, and certain conditions to completion of the Merger are outside of the Company’s control. For example, even if the Company’s stockholders approve the Merger, Affinitas and certain third parties must take specific actions and steps under German law to effect the transfer and exchange of Affinitas shares, which are conditions to completion of the Merger. If the Merger is not completed by January 31, 2018, either the Company or Affinitas may choose to terminate the Merger Agreement.

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

3.1

Fifth Amended and Restated Bylaws, as amended effective May 30, 2017 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2017).

10.1

Amended and Restated Employment Agreement effective June 23, 2017 between Spark Networks, Inc. and Robert O’Hare (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2017).

10.2

Voting Agreement, dated as of May 2, 2017, by and among by and among Spark Networks, Inc., Affinitas GmbH, Blitz 17-655 SE, Chardonnay Merger Sub, Inc., and the stockholders listed on the signature pages thereto.

10.3

Form of Registration Rights Agreement to be entered into by and among by and among Spark Networks, Inc., Affinitas GmbH, Blitz 17-655 SE, Chardonnay Merger Sub, Inc., and certain stockholders of Affinitas GmbH (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017).

10.4

Form of Support Agreement, dated as of May 2, 2017, by and among by and among Spark Networks, Inc., Affinitas GmbH, Blitz 17-655 SE, Chardonnay Merger Sub, Inc., and all stockholders of Affinitas (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017).

10.5

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

Date: August 7, 2017